Form 10QSB
period 1998-03-31
I TECH HOLDINGS INC
filed 1998-06-10
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ...............to................

     Commission file number: 0-23687

                           I Tech Holdings Group, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                               84-1379282
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1620 York Street, Denver, Colorado                                   80206
----------------------------------                                   -----
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, (303) 436-1847

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer
     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.
                                 Yes:  X    No:

                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No........

                      Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,380,000
Transitional Small Business Disclosure Format (check one); Yes:    No: X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Audited financial statements for the year ended December 1997 and the unaudited financial statements for the quarter year ended March 31, 1998, follow.

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Balance Sheet

--------------------------------------------------------------------------------

                                                        Unaudited      Audited
                                                          March        December
                                                         31, 1998      31, 1997
                                                         --------      --------

ASSETS

Current Assets - Cash                                    $  7,076      $  7,883
                                                         ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Due To Related Entity For Rent             $  1,400      $  1,100
                                                         --------      --------


SHAREHOLDERS' EQUITY

Common Stock, No Par Value
 Authorized 50,000,000 shares; Issued And
 Outstanding At May 31, 1997 (Unaudited)
20,380,000 Shares At December 31, 1996
380,000 Shares                                             10,480        10,480

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
 Issued And Outstanding 300,000 Shares                      3,000         3,000


Deficit Accumulated During
The Development Stage                                      (7,804)       (6,697)
                                                         --------      --------

TOTAL SHAREHOLDERS' EQUITY                                  5,676         6,783
                                                         --------      --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                     $  7,076      $  7,883
                                                         ========      ========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.



I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

-----------------------------------------------------------------------------------------

                                                                              Unaudited
                                                                               December
                                              Unaudited       Unaudited        6, 1994
                                             Three Months    Three Months    (Inception)
                                                Ended           Ended          Through
                                                March           March           March
                                               31, 1998        31, 1997        31, 1998
                                               --------        --------        --------

Revenue                                      $          0    $          0    $          0
                                             ------------    ------------    ------------

Consulting                                              0               0             380
Fees                                                    0             265             265
Legal & Accounting                                      0           1,000           3,750
Office                                                544              86             666
Rent                                                  300             200           1,500
Stock Transfer                                        263               0           1,243
                                             ------------    ------------    ------------

Total Expenses                                      1,107           1,551           7,804
                                             ------------    ------------    ------------

Net (Loss)                                         (1,107)         (1,551)         (7,804)
                                             ============    ============    ============

Basic (Loss) Per Common Share                $      (0.00)   $      (0.00)   $      (0.00)
                                             ============    ============    ============

Weighted Average Common Shares Outstanding     20,380,000         380,000      20,380,000
                                             ============    ============    ============




   The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                                        F-2

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flow

--------------------------------------------------------------------------------

                                                                     Unaudited
                                                                      December
                                         Unaudited     Unaudited       6, 1994
                                        Three Months  Three Months   (Inception)
                                           Ended         Ended         Through
                                           March         March          March
                                          31, 1998      31, 1997      31, 1998
                                          --------      --------      --------

Net (Loss)                                $ (1,107)     $ (1,551)     $ (7,804)
                                          --------      --------      --------

Plus Items Not Affecting Cash Flow:              0             0             0
Stock Issued For Services                                                  380

Increase In Accounts Payable                   300           200          1400
                                          --------      --------      --------

Net Cash Flows From Operations                (807)       (1,351)       (6,024)
                                          --------      --------      --------

Cash Flows From Investing Activities:

Net Cash Flows From Investing:                   0             0             0
                                          --------      --------      --------

Cash Flows From Financing Activities:

Common Stock Issued For Cash                     0             0        10,000
Contributed Capital                              0             0           100
Preferred Stock Issued For Cash                  0         3,000         3,000
                                          --------      --------      --------

Net Cash Flows From Financing:                   0         3,000        13,100
                                          --------      --------      --------


Net Increase (Decrease) In Cash               (807)        1,649         7,076
Cash At Beginning Of Period                  7,883             0             0
                                          --------      --------      --------

Cash At End Of Period                     $  7,076      $  1,649      $  7,076
                                          ========      ========      ========



Summary Of Non-Cash Investing And
 Financing Activities:                    $      0      $      0      $    380
                                          ========      ========      ========




                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.



I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

----------------------------------------------------------------------------------------------------------------------------

                                                                                                  Net (Loss)
                                                                                                  Accumulated
                                          Number Of      Number Of                                During The
                                           Shares         Shares        Common       Preferred    Development
                                           Common        Preferred       Stock         Stock         Stage          Total
                                           ------        ---------       -----         -----         -----          -----

Balance At December 6, 1994                       0              0    $         0   $         0   $         0    $         0

June 15, 1995 issued
 380,000 Shares Of No Par Value
 Common Stock for services valued
 at $380 or $.001 per share                 380,000              0            380                                        380

Additional Capital Contribution                                               100                                        100

Net (Loss)                                                                                               (380)          (380)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1995                380,000              0            480             0          (380)           100

Net (Loss)                                                                                               (100)          (100)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1996                380,000              0            480             0          (480)             0

January 2, 1997 issued
 300,000 Shares Of No Par Value
 Preferred Stock for  $3,000 or
 $.01 per share                                   0        300,000              0         3,000                        3,000

March & May, 1997 issued
 20,000,000 Shares Of No Par Value
 Common Stock for  $10,000 or
 $.0005 per share (Unaudited)            20,000,000              0         10,000                                     10,000

Net (Loss)                                                                                             (6,217)        (6,217)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1997             20,380,000        300,000    $    10,480   $     3,000   ($    6,697)   $     6,783

Unaudited Net (Loss)                                                                                   (1,107)        (1,107)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Unaudited Balance At March 31, 1998      20,380,000        300,000    $    10,480   $     3,000   ($    7,804)   $     5,676
                                        ===========    ===========    ===========   ===========   ===========    ===========





                    The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements

                                                           F-4

I-Tech Holdings Group, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 1998
-----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month periods ended March 31, 1998 and March 31, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations
------------------

     With the emergence of the popularity of the Internet, many companies are now placing information about their business of Internet sites. Developing and establishing an Internet location and the techniques necessary to design and complete the electronic signals and accompanying graphics is a sophisticated process and needs the skills of a person experienced in computers, electronics and graphics. As a result, those persons who have devoted their skills to this new profession, are termed "webmasters."

     The principals of the Company have had years of experience in computer programing and in film and video production which gives the Company the foundation of the Company's enterprise. The Company is engaged in the business of producing, on a contract basis, customized Internet websites and pages for its clients. In furtherance of the business plan the Company has established a web site as its initial marketing thrust. The Company's internet web site may be found on "www. bwn.net/i-tech" The Company also attracts prospective clients through word of mouth, and using their respective business contacts in the Denver, Colorado area. The Company's e-mail address is: "itechdenver@yahoo.com"

     The establishment of a web site on the Internet is a two-step sequence. The first step is to design and produce the pages necessary to appear on the Internet. This involves a combination of text and graphics, as well as "links" to each of the successive page appearing after the initial or cover page. The second step is to insert the pages of the product to actually appear on internet, most generally on the world-wide web, commonly know as "www." In order for the pages to appear on the web, enabling viewers to see them, the company must establish a stand-alone computer containing the web pages, or, in the alternative, engage a "host" which will establish the pages for the customer on a contract basis. The Company does not act as a "host" for the web pages. There are literally hundreds of web hosts operating around the world. A list of such hosts are readily available on the world-wide web.

     In general, at this time, most of the companies in the Denver metropolitan area and in the state of Colorado, offering web site design are small and comprised of one or two individuals. There are many sole practitioners in the business of web site design. This is not to say that these companies and individuals are not extremely competent and offer a good deal of competition for the Company. It is the goal of the Company to become one of the best, but not the largest, web designers in Colorado.

     The Company initially raised only a small amount of operating capital. The Company registered its common shares under the provisions of the Securities Exchange Act of 1934 to provide a central source where information on the activities of the Company may be obtained by the general public. Except for the shares owned by affiliates of the Company, the common shares of the Company are freely tradeable having been issued under the exemption to registration provided by Regulation D, Rule 504 of the Securities Act of 1933, as amended. The common shares of the Company are not currently trading on any exchange or trading medium. The Company has no plans at the date of this report to trade the common shares of the Company.

     The Company intends to attempt to raise additional working capital, when required, in one or more of various means including but not necessarily limited to debt instruments, convertible debentures, equities and joint venture enterprises. However, there is no assurance whatsoever that such working capital will be available to the Company in any of the above various forms, and if available that the provisions of the capital will be attractive to the Company.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     The Company may be considered a start-up enterprise. At March 31, 1998, the Company had assets totaling $7,076 and $1,400 in liabilities. Since the Company's inception, it has received a total of $13,000.00 in cash and $380.00 in services paid as consideration for the issuance of Common and Preferred Stock.

     The Company has not projected any definite future revenues for the Company based upon its proposed business activities of designing and establishing Internet sites for clients. The Company charges approximately $1,000 plus $200 per page as the initial charge for the design and preparation of the pages for a web site. In addition to these charges, specific and specialized art work and graphics will carry an additional charge the amount of which will be determined by the costs of artists supplying such graphics on a contractual basis.

     The Company owns no computer equipment and will necessarily depend upon utilization of equipment owned by the principals of the Company who have agreed to allow the use of such computers at a modest rental fee of $50.00 per month for two state-of-the-art computers capable of producing programing for Internet websites. At present, the Company uses one (1) P-2,233, MMX, 64RAM, 512 Cache, Zipdrive, 4.3gig hddrive, CDRom; and one (1) O-120,32RAM, 256 Cache, 3.5 F.Drive, 1.3 hddrive, CDRom;

     In the event the Company is slow to acquire client contracts to design and produce Internet websites, the existing capital of the Company may not be sufficient to carry on the stated purpose of the Company, or in the alternative the development of the business will be delayed.

     Year 2000 Issues. The business of the Company, the design and development of internet web sites, may be impacted only slightly by the anticipated problems of its computers being unable to categorically assemble the auto use and implementation of the year "2000" in its internal computations. The business of the Company requires no use of accounting or computation programs. It is estimated that the business of the Company will be impacted only by any adverse impact upon its clients and customers, the effect of which is not ascertainable at this time. Web sites, as designed and installed by the Company for its clients, are inherently a graphics arts endeavor, and are generally used as a sales, advertising and information medium.

                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(2) Plan of acquisition, reorganization, arrangement liquidation, or succession. Not applicable.
(4) Instruments defining the rights of holders, incl. Indentures.
         Previously filed.
(10) Material contracts.
         None.
(11) Statement re: computation of per share earnings.
         Previously filed.
(15) Letter on unaudited interim financial information.
         See Note 1. of unaudited financial statements.
(19) Reports furnished to securities holders.
         None.
(22) Published report regarding matters submitted to vote.
         None.
(23) Consents of experts and counsel.
         Previously filed.
(24) Power of attorney.
         Previously filed.

(27) Financial Data Schedule

(99) Audited Financial Statements for years ended December 31, 1997 and 1996



Signatures.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       I-TECH HOLDINGS GROUP, INC.
                                       (Registrant)



Date      June 10, 1998                By /s/ Clark Burch
    ---------------------------           --------------------------------------
                                          Clark Burch, Secretary