Form 10QSB
period 1998-06-30
I TECH HOLDINGS INC
filed 1998-07-13
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ................to...................

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements for the quarter year ended June 30, 1998, follow.

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Balance Sheet

--------------------------------------------------------------------------------
                                                         Unaudited     Audited
                                                           June        December
                                                         30, 1998      31, 1997
                                                         --------      --------

ASSETS

Current Assets - Cash                                    $  5,581      $  7,883
                                                         ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Due To Related Entity For Rent             $  1,700      $  1,100
                                                         --------      --------


SHAREHOLDERS' EQUITY

Common Stock, No Par Value
 Authorized 50,000,000 shares; Issued And
 Outstanding At May 31, 1997 (Unaudited)
 20,380,000 Shares At December 31, 1996
 380,000 Shares                                            10,480        10,480

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
 Issued And Outstanding 300,000 Shares                      3,000         3,000


Deficit Accumulated During
The Development Stage                                      (9,599)       (6,697)
                                                         --------      --------

TOTAL SHAREHOLDERS' EQUITY                                  3,881         6,783
                                                         --------      --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                     $  5,581      $  7,883
                                                         ========      ========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------
                                                   Unaudited        Unaudited
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                      June             June
                                                    30, 1998         30, 1997
                                                    --------         --------

Revenue                                           $        500     $          0
                                                  ------------     ------------

Consulting                                                   0                0
Fees                                                         0                0
Legal & Accounting                                       1,750            1,500
Office                                                     145               12
Rent                                                       300              200
Stock Transfer                                             100                0
                                                  ------------     ------------

Total Expenses                                           2,295            1,712
                                                  ------------     ------------

Net (Loss)                                              (1,795)          (1,712)
                                                  ============     ============

Basic (Loss) Per Common Share                     ($      0.00)    ($      0.00)
                                                  ============     ============

Weighted Average Common Shares Outstanding          20,380,000       20,380,000
                                                  ============     ============





                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.


I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

-----------------------------------------------------------------------------------------
                                                                               Unaudited
                                                                               December
                                              Unaudited       Unaudited         6, 1994
                                              Six Months      Six Months      (Inception)
                                                Ended           Ended          Through
                                                 June            June            June
                                               30, 1998        30, 1997        30, 1998
                                               --------        --------        --------

Revenue                                      $        500    $          0    $        500
                                             ------------    ------------    ------------

Consulting                                              0               0             380
Fees                                                    0             265             265
Legal & Accounting                                  1,750           2,500           5,500
Office                                                689              98             811
Rent                                                  600             400           1,800
Stock Transfer                                        363               0           1,343

Total Expenses                                      3,402           3,263          10,099
                                             ------------    ------------    ------------

Net (Loss)                                         (2,902)         (3,263)         (9,599)
                                             ============    ============    ============

Basic (Loss) Per Common Share                ($      0.00)   ($      0.00)   ($      0.00)
                                             ============    ============    ============

Weighted Average Common Shares Outstanding     20,380,000      20,380,000      20,380,000
                                             ============    ============    ============




                       The Accompanying Notes Are An Integral Part
                        Of These Unaudited Financial Statements.

                                           F-3

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flow

--------------------------------------------------------------------------------
                                                                      Unaudited
                                                                      December
                                              Unaudited   Unaudited    6, 1994
                                              Six Months  Six Months (Inception)
                                                Ended       Ended      Through
                                                 June        June        June
                                               30, 1998    30, 1997    30, 1998
                                               --------    --------    --------

Net (Loss)                                     ($ 2,902)   ($ 3,263)   ($ 9,599)
                                               --------    --------    --------

Plus Items Not Affecting Cash Flow:                   0           0           0
Stock Issued For Services                                                   380

Increase In Accounts Payable                        600           0       1,700
                                               --------    --------    --------

Net Cash Flows From Operations                   (2,302)     (3,263)     (7,519)
                                               --------    --------    --------

Cash Flows From Investing Activities:

Net Cash Flows From Investing:                        0           0           0
                                               --------    --------    --------

Cash Flows From Financing Activities:

Common Stock Issued For Cash                          0      10,000      10,000
Contributed Capital                                   0           0         100
Preferred Stock Issued For Cash                       0       3,000       3,000
                                               --------    --------    --------

Net Cash Flows From Financing:                        0      13,000      13,100
                                               --------    --------    --------


Net Increase (Decrease) In Cash                  (2,302)      9,737       5,581
Cash At Beginning Of Period                       7,883           0           0
                                               --------    --------    --------

Cash At End Of Period                          $  5,581    $  9,737    $  5,581
                                               ========    ========    ========



Summary Of Non-Cash Investing And Financing
 Activities:                                   $      0    $      0    $    380
                                               ========    ========    ========





                  The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.


I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Net (Loss)
                                                                                                    Accumulated
                                             Number Of     Number Of                                During The
                                              Shares        Shares        Common       Preferred    Development
                                              Common       Preferred      Stock          Stock         Stage          Total
                                              ------       ---------      -----          -----         -----          -----

Balance At December 6, 1994                         0              0    $         0   $         0   $         0    $         0

June 15, 1995 issued
 380,000 Shares Of No Par Value
 Common Stock for services valued at
 $380 or $.001 per share                      380,000              0            380                                        380

Additional Capital Contribution                                                 100                                        100

Net (Loss)                                                                                                 (380)          (380)
                                          -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1995                  380,000              0            480             0          (380)           100

Net (Loss)                                                                                                 (100)          (100)
                                          -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1996                  380,000              0            480             0          (480)             0

January 2, 1997 issued
 300,000 Shares Of No Par Value
 Preferred Stock for  $3,000 or
 $.01 per share                                     0        300,000              0         3,000                        3,000

March & May, 1997 issued
 20,000,000 Shares Of No Par Value
 Common Stock for  $10,000 or
 $.0005 per share (Unaudited)              20,000,000              0         10,000                                     10,000

Net (Loss)                                                                                               (6,217)        (6,217)
                                          -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1997               20,380,000        300,000    $    10,480   $     3,000   ($    6,697)   $     6,783

Unaudited Net (Loss)                                                                                     (2,902)        (2,902)
                                          -----------    -----------    -----------   -----------   -----------    -----------

Unaudited Balance At June 30, 1998         20,380,000        300,000    $    10,480   $     3,000   ($    9,599)   $     3,881
                                          ===========    ===========    ===========   ===========   ===========    ===========





                                         The Accompanying Notes Are An Integral Part
                                           Of These Unaudited Financial Stataments.

                                                             F-5

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 1998
--------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and six month periods ended June 30, 1998 and June 30, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis
------------------------------------

     The second quarter-year ended June 30, 1998, only produced one assignment to design and create a website for a customer. The gross revenues for this quarter-year was $500 which represented the advance payment on the assignment.

     The major part of the quarter year was involved in developing a sales technique which would substantially be based around the Company's website:
"www.bwn.net/i-tech." Its e-mail address is: "itechdenver@yahoo.com." At the date of this report the Company continues to attempt to enlarge its customer base through the personal contacts of its officers and directors. However, this effort of sales through personal contact has had only minimal success and the officers are considering advertising in the one or more of the local Colorado and Denver internet newspapers published and distributed throughout the Rocky Mountain region comprised of Colorado and Wyoming.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     The Company may be considered a start-up enterprise. At June 30, 1998 the Company had assets totaling $5,581.00 and $1,700.00 in liabilities. This is in comparison to the first quarter-year ended March 31, 1998, wherein the Company had assets totaling $7,076.00 and $1,400.00 in liabilities. Since the Company's inception, it has received a total of $13,000.00 in cash and $380.00 in services paid as consideration for the issuance of Common and Preferred Stock.

     The Company has not projected any definite future revenues for the Company based upon its business activities of designing and establishing Internet sites for clients. The Company charges approximately $1,000 plus $200 per page as the initial charge for the design and preparation of the pages for a web site. In addition to these charges, specific and specialized art work and graphics will carry an additional charge the amount of which will be determined by the costs of artists supplying such graphics on a contractual basis.

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

                                       I-TECH HOLDINGS GROUP, INC.
                                       (Registrant)





Date: July 6, 1999                     By /s/
                                         ---------------------------------------
                                         Clark Burch, Secretary