Form 10QSB
period 1998-09-30
I TECH HOLDINGS INC
filed 1998-10-21
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998.

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

                                      NONE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Item 1.  Financial Statements
         --------------------

     The unaudited financial statements for the quarter year ended June 30, 1998, follow.


I-Tech Holdings Group, Inc.
(A Development Stage Company)
Balance Sheet

--------------------------------------------------------------------------------
                                                        Unaudited      Audited
                                                        September      December
                                                        30, 1998       31, 1997
                                                        --------       --------

ASSETS

Current Assets - Cash                                    $  4,692      $  7,883
                                                         ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Due To Related Entity For Rent             $  2,000      $  1,100
                                                         --------      --------


SHAREHOLDERS' EQUITY

Common Stock, No Par Value
 Authorized 50,000,000 shares; Issued And
 20,380,000 Shares                                         10,480        10,480

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
 Issued And Outstanding 300,000 Shares                      3,000         3,000


Deficit Accumulated During
The Development Stage                                     (10,788)       (6,697)
                                                         --------      --------

TOTAL SHAREHOLDERS' EQUITY                                  2,692         6,783
                                                         --------      --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                     $  4,692      $  7,883
                                                         ========      ========


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------

                                                   Unaudited        Unaudited
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                   September        September
                                                    30, 1998         30, 1997
                                                    --------         --------

Revenue                                           $          0     $          0
                                                  ------------     ------------

Consulting                                                   0                0
Fees                                                         0                0
Legal & Accounting                                           0              250
Office                                                     639               24
Rent                                                       300              400
Stock Transfer                                             250              980
                                                  ------------     ------------

Total Expenses                                           1,189            1,654
                                                  ------------     ------------

Net (Loss)                                              (1,189)          (1,654)
                                                  ============     ============

Basic (Loss) Per Common Share                     ($      0.00)    ($      0.00)
                                                  ============     ============

Weighted Average Common Shares Outstanding          20,380,000       20,380,000
                                                  ============     ============


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.



I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

-----------------------------------------------------------------------------------------
                                                                              Unaudited
                                                                              December
                                              Unaudited       Unaudited        6, 1994
                                             Nine Months     Nine Months     (Inception)
                                                Ended           Ended          Through
                                              September       September       September
                                               30, 1998        30, 1997        30, 1998
                                               --------        --------        --------

Revenue                                      $        500    $          0    $        500
                                             ------------    ------------    ------------

Consulting                                              0               0             380
Fees                                                    0             265             265
Legal & Accounting                                  1,750           2,750           5,500
Office                                              1,328             122           1,450
Rent                                                  900             800           2,100
Stock Transfer                                        613             980           1,593
                                             ------------    ------------    ------------

Total Expenses                                      4,591           4,917          11,288
                                             ------------    ------------    ------------

Net (Loss)                                         (4,091)         (4,917)        (10,788)
                                             ============    ============    ============

Basic (Loss) Per Common Share                ($      0.00)   ($      0.00)   ($      0.00)
                                             ============    ============    ============

Weighted Average Common Shares Outstanding     20,380,000      20,380,000      20,380,000
                                             ============    ============    ============


                       The Accompanying Notes Are An Integral Part
                        Of These Unaudited Financial Statements.

                                            3

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flow

--------------------------------------------------------------------------------
                                                                      Unaudited
                                                                       December
                                              Unaudited   Unaudited    6, 1994
                                             Nine Months Nine Months (Inception)
                                                 Ended      Ended      Through
                                               September   September   September
                                               30, 1998    30, 1997    30, 1998
                                               --------    --------    --------

Net (Loss)                                     ($ 4,091)   ($ 4,917)   ($10,788)
                                               --------    --------    --------

Plus Items Not Affecting Cash Flow:                   0           0           0
Stock Issued For Services                                                   380

Increase In Accounts Payable                        900         800       2,000
                                               --------    --------    --------

Net Cash Flows From Operations                   (3,191)     (4,117)     (8,408)
                                               --------    --------    --------

Cash Flows From Investing Activities:

Net Cash Flows From Investing:                        0           0           0
                                               --------    --------    --------

Cash Flows From Financing Activities:

Common Stock Issued For Cash                          0      10,000      10,000
Contributed Capital                                   0           0         100
Preferred Stock Issued For Cash                       0       3,000       3,000
                                               --------    --------    --------

Net Cash Flows From Financing:                        0      13,000      13,100
                                               --------    --------    --------


Net Increase (Decrease) In Cash                  (3,191)      8,883       4,692
Cash At Beginning Of Period                       7,883           0           0
                                               --------    --------    --------

Cash At End Of Period                          $  4,692    $  8,883    $  4,692
                                               ========    ========    ========



Summary Of Non-Cash Investing And Financing
 Activities:                                   $      0    $      0    $    380
                                               ========    ========    ========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.



I-Tech Holdings Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Net (Loss)
                                                                                                  Accumulated
                                          Number Of      Number Of                                During The
                                           Shares         Shares        Common       Preferred    Development
                                           Common        Preferred       Stock         Stock         Stage          Total
                                           ------        ---------       -----         -----         -----          -----

Balance At December 6, 1994                       0              0    $         0   $         0   $         0    $         0

June 15, 1995 issued
 380,000 Shares Of No Par Value
 Common Stock for services
 valued at $380 or $.001 per share          380,000              0            380                                        380

Additional Capital Contribution                                               100                                        100

Net (Loss)                                                                                               (380)          (380)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1995                380,000              0            480             0          (380)           100

Net (Loss)                                                                                               (100)          (100)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1996                380,000              0            480             0          (480)             0

January 2, 1997 issued
 300,000 Shares Of No Par Value
 Preferred Stock for  $3,000 or
 $.01 per share                                   0        300,000              0         3,000                        3,000

March & May, 1997 issued
 20,000,000 Shares Of No Par Value
 Common Stock for  $10,000 or
 $.0005 per share (Unaudited)            20,000,000              0         10,000                                     10,000

Net (Loss)                                                                                             (6,217)        (6,217)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Balance At December 31, 1997             20,380,000        300,000    $    10,480   $     3,000   ($    6,697)   $     6,783

Unaudited Net (Loss)                                                                                   (4,091)        (4,091)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Unaudited Balance At
 September 30, 1998                      20,380,000        300,000    $    10,480   $     3,000   ($   10,788)   $     2,692
                                        ===========    ===========    ===========   ===========   ===========    ===========



                                        The Accompanying Notes Are An Integral Part
                                          Of These Unaudited Financial Statements

                                                             5

I-Tech Holdings Group, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1998
--------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim period ended September 30, 1998 and 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results expected for the fiscal year ended September 30, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Management's Discussion and Analysis

     The  third   quarter-year  ended  September  30,  1998,  was  occupied  by developing the contract to design and create a website for a customer, and waiting for the staff reviewer of the Securities and Exchange Commission to respond to the corporation's filing of the first amendment to the corporation's Form 10-SB filed on June 24, 1998, so the corporation could proceed with its business plan set forth in the original registration filed on January 29, 1998, which became effective on March 30, 1998.

     The corporation's internet website remains: "www.bwn.net/i-tech." Its e-mail address is: "itechdenver@yahoo.com." At the date of this report the Company continues to attempt to enlarge its customer base through the personal contacts of its officers and directors. However, this effort of sales through personal contact has had only minimal success and the officers are considering advertising in the one or more of the local Colorado and Denver internet newspapers published and distributed throughout the Rocky Mountain region comprised of Colorado and Wyoming.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     The company may be considered a start-up enterprise. At September 30, 1998 the Company had assets totaling $4,692 and $2,000 in liabilities. This is in comparison to the first quarter-year ended March 31, 1998, wherein the Company had assets totaling $7,076.00 and $1,400.00 in liabilities. Since the Company's inception, it has received a total of $13,000.00 in cash and $380.00 in services paid as consideration for the issuance of Common and Preferred Stock.

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

     The Company owns no computer equipment and will necessarily depend upon utilization of equipment owned by the principals of the Company who have agreed to allow the use of such computers at a modest rental fee of $50.00 per month for two state-of-the-art computers capable of producing programing for Internet websites. At present, the Company uses one (1) P-2,233, MMX, 64RAM, 512 Cache, Zipdrive, 4.3gig hddrive, CDRom; and one (1) 0-120,32RAM, 256 Cache, 3.5 F.Drive, 1.3 hddrive, CDRom.

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

                                          I-TECH HOLDINGS GROUP, INC.
                                               (Registrant)

Date:  October 20, 1998                   By:  /s/  Clark Burch
                                              ----------------------------------
                                              Clark Burch, Secretary