Form 10KSB
period 1998-12-31
I TECH HOLDINGS INC
filed 1999-02-22
CIK 1054097

Form 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ...................to..................
Commission file number: 0-23687

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

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
State issuer's revenues for its most recent fiscal year: $500.00
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $65,000.
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceeding during the past five years)
Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE

(Applicable only to corporate registrants)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,080,000.

Documents incorporated by reference
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):Yes.[X]; No...

     In accordance with paragraph H of the General Instructions the registrant has elected to provide the information set forth under "Information Required in Annual Report of Transitional Small Business Issuers."

                                     PART I

                                 Alternative 1.

     The Company has elected to furnish the information required by Questions 1, 3, 4, 11, 14- 20, 28-43, 45, and 47-50 of Model A of Form 1-A, as follows:

                                   THE COMPANY

1. Exact corporate name: I-Tech Holdings Group, Inc.
   State and date of incorporation: Colorado - December 6, 1994.
   Street address of principal office: 1620 York Street, Denver, Colorado 80206
   Company Telephone Number: 303-436-1847      Fiscal Year: December 31
   Person(s) to contact at Company: Clark Burch
   Telephone Number (if different from above:) N/A


                            BUSINESS AND PROPERTIES/

3. With respect to the business of the Company and its properties:

     (a) Describe in detail what business the Company does and proposes to do, including what products or goods are or will be produced or services that are or will be rendered.

     With the emergence of the popularity of the Internet, many companies are now placing information about their business of Internet sites. Developing and establishing an Internet location and the techniques necessary to design and complete the electronic signals and accompanying graphics is a sophisticated process and needs the skills of a person experienced in computers, electronics, graphics, and motion video. As a result, those persons who have devoted their skills to this new profession, are termed "webmasters."

     The principals of the Company each have had more than 10 years experience in computer programing and in film and video production which gives the Company the foundation of the Company's enterprise. The Company is engaged in the business of producing, on a contract basis, customized Internet websites and pages for its clients. In furtherance of the business plan the Company has established a web site as its initial marketing thrust. The Company's internet web site may be found on "www. bwn.net/i-tech" The Company also attracts prospective clients through word of mouth, and using their respective business contacts in the Denver, Colorado area. The Company's e-mail address is:
"itechdenver@yahoo.com"

     The establishment of a web site on the Internet is a two-step sequence. The first step is to design and produce the pages necessary to appear on the Internet. This involves a combination of text and graphics, as well as "links" to each successive page appearing after the initial or cover page. The second step is to insert the pages of the product to actually appear on internet, most generally on the world-wide web, commonly know as "www." In order for the pages to appear on the web, enabling viewers to see them, the company must establish a stand-alone computer containing the web pages, or, in the alternative, engage a "host" which will establish the pages for the customer on a contract basis. The Company does not act as a "host" for the web pages. There are literally hundreds of web hosts operating around the world. A list of such hosts are readily available on the world-wide web.

     In general, at this time, most of the companies in the Denver metropolitan area and in the state of Colorado, offering web site design are small and comprised of one or two individuals. There are many sole practitioners in the business of web site design. This is not to say that these companies and individuals are not extremely competent and offer a good deal of competition for the Company. It is the goal of the Company to become one of the best, but not necessarily the largest, web designers in Colorado.

     The Company initially raised only a small amount of operating capital. The Company registered its common shares under the provisions of the Securities Exchange Act of 1934 to provide a central source where information on the activities of the Company may be obtained by the general public. Except for the shares owned by affiliates of the Company, the common shares of the Company are freely tradeable having been issued under the exemption to registration provided by Regulation D, Rule 504 of the Securities Act of 1933, as amended. The common shares of the Company are not currently trading on any exchange or trading medium. The Company has no plans at the date of this report to trade the common shares of the Company as soon as practical and as soon as a legitimate market develops.

     The Company is currently designing websites for its clients utilizing the graphics arts programs of MS Publisher, Word Perfect, and MS Word. The websites design and execution also uses clipart programs of ClickArt, The Instant Image Resource.

     The Company may attempt to raise additional working capital, when required, in one or more of various means including but not necessarily limited to debt instruments, convertible debentures, equities and joint venture enterprises. However, there is no assurance whatsoever that such working capital will be needed or available to the Company in any of the above various forms, and if available that the provisions of the capital will be attractive to the Company.

     (b) Describe how these products or services are to be produced or rendered and how and when the Company intends to carry out its activities. If the Company plans to offer a new product(s), state the present stage of development, including whether or not a working prototype(s) is in existence. Indicate if completion of development of the product would require a material amount of the resources of the Company, and the estimated amount. If the Company is or is expected to be dependent upon one or a limited number of suppliers for essential raw materials, energy or other items, describe. Describe any major existing supply contracts.

     The Company produces its website products on computers. The Company owns no computer equipment and will necessarily depend upon utilization of equipment owned by the principals of the Company who have agreed to allow the use of such computers at a modest rental fee of $50.00 per month for two state-of-the-art computers capable of producing programing for Internet websites, such fee being predicated only if revenues of the Company permit. At present, the Company uses one (1) P-2,233, MMX, 64RAM, 512 Cache, Zipdrive, 4.3gig hddrive, CDRom; and one
(1) O- 120,32RAM, 256 Cache, 3.5 F.Drive, 1.3 hddrive, CDRom.

     (c) Describe the industry in which the Company is selling or expects to sell its products or services and, where applicable, any recognized trends within that industry. Describe that part of the industry and the geographic area in which the business competes or will compete.

     Indicate whether competition is or is expected to be by price, service, or other basis. Indicate (by attached table if appropriate) the current or anticipated prices or price ranges for the Company's products or services, or the formula for determining prices, and how these prices compare with those of competitors' products or services, including a description of any variations in product or service features. Name the principal competitors that the Company has or expects to have in its area of competition. Indicate the relative size and financial and market strengths of the Company's competitors in the area of competition in which the Company is or will be operating. State why the Company believes it can effectively compete with these and other companies in its area of competition.

     Creating websites for clients is a highly personalized business. Most any business can use a website for various reasons: education, sales, marketing, and simply informational purposes. The company has not designated any specific industry or business segment as its sales thrust, believing that a wider range of prospects would generate the largest amount of business. The Company has not projected any definite revenues for the Company based upon its business activities of designing and establishing Internet sites for clients. The Company charges approximately $1,000 plus $200 per page as the initial charge for the design and preparation of the pages for a web site. In addition to these charges, specific and specialized art work and graphics will carry an additional charge the amount of which will be determined by the costs of artists supplying such graphics on a contractual basis. The Company believes it can complete in the website designing business because of the intrinsic value of the design abilities of its officers and directors. The Company's own website is a practical example of the Company's work product.

     (d) Describe specifically the marketing strategies the Company is employing or will employ in penetrating its market or in developing a new market. Set forth in response to Question 4 below the timing and size of the results of this effort which will be necessary in order for the Company to be profitable. Indicate how and by whom its products or services are or will be marketed (such as by advertising, personal contact by sales representatives, etc.), how its marketing structure operates or will operate and the basis of its marketing approach, including any market studies. Name any customers that account for, or based upon existing orders will account for a major portion (20% or more) of the Company's sales. Describe any major existing sales contracts.

     The Company is currently relying solely on the marketing efforts of its officers and directors and the presence of its website on the internet.

     (e) State the backlog of written firm orders for products and/or services as of a recent date (within the last 90 days) and compare it with the backlog of a year ago from that date:

            As of: __012__/ __01_/__98__          $____-0-_______
                     (a recent date)

            As of: __012__/___01_/__97__          $____-0-_______
                     (one year earlier)

     Explain the reason for significant variations between the two figures, if any. Indicate what types and amounts of orders are included in the backlog figures. State the size of typical orders. If the Company's sales are seasonal or cyclical, explain.

     The Company has not yet set its major marketing effort in place, that of advertising and developing a marketing plan. The Company believes its main source of clients might well be in the areas of specialized websites utilizing motion videos which the current officers and directors are skilled in doing. Mr. Clark Burch, the Secretary of the Company is an experienced motion picture and video writer-producer-director and his talents as such might be unusually suited to provide an impact in the production of websites which normally would not occur/

     (f) State the number of the Company's recent employees and the number of employees it anticipates it will have within the next 12 months. Also, indicate the number of type of employee (i.e., clerical, operations, administrative, etc.) The Company will use, whether or not any of them are subject to collective bargaining agreements, and the expiration date(s) of any collective bargaining agreement(s). If the Company's employees are on strike, or have been in the past three years, or are threatening to strike, describe the dispute. Indicate any supplemental benefits or incentive arrangements the Company has or will have with its employees.

     The only employees of the Company at this time are its President and Secretary. The Company has made no determination about additional employees. If the revenues of the Company are obtained through its sales, the Company estimates that it may need to hire up to three staff employees in a clerical jobs. Additionally, the Company may employ contract sales persons or organizations on a commission basis to assist in its marketing.

     (g) Describe generally the principal properties (such as real estate, plant and equipment, patents, etc.) That the Company owns, indicating also what properties it leases and a summary of the terms under those leases, including the amount of payments, expiration dates and the terms of any renewal options. Indicate what properties the Company intends to acquire in the immediate future, the cost of such acquisitions and the sources of financing it expects to use in obtaining these properties, whether by purchase, lease or otherwise.

     The Company owns no properties and does not contemplate any such ownership in the near future.

     (h) Indicate the extent to which the Company's operations depend or are expected to depend upon patents, copyrights, trade secrets, know-how or other proprietary information and the steps undertaken to secure and protect this intellectual property, including any use of confidentiality agreements, covenants-not-to-compete and the like. Summarize the principal terms and expiration dates of any significant license agreements. Indicate the amounts expended by the Company for research and development during the last fiscal year, the amount expected to be spent this year and what percentage of revenues research and development expenditures were for the last fiscal year.

     The Company does not depend on patents, copyrights, trade secrets, or proprietary know-how. The Company anticipates that some of its website production and other materials will be copyrighted. The Company expended no monies for research and development in previous years.

     (i) If the Company's business, products, or properties are subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies, indicate the nature and extent of regulation and its effects or potential effects upon the Company.

     The Company is not subject to governmental regulation in its internet publishing efforts other than local state and municipal sales tax licenses.

     (j) State the names of any subsidiaries of the Company, their business purposes and ownership, and indicate which are included in the Financial Statements attached hereto. If not included, or if included by not consolidated, please explain.

     NONE

     (k) Summarize the material events in the development of the Company (including any material mergers or acquisitions) during the past five years, or for whatever lesser period the Company has been in existence. Discuss any pending or anticipated mergers, acquisitions, spin-offs or recapitalizations. If the Company has recently undergone a stock split, stock dividend or recapitalization in anticipation of this offering, describe (and adjust historical per share figures elsewhere in this Offering Circular accordingly). The Company is unable to ascertain what this last sentence means as this is not an offering. Shares have already been sold.

     The Company continues to be substantially a start-up company which, although having been incorporated in 1994, has had no operations to this date other than the preparatory efforts by its officers and directors in the work of identifying its markets, producing a website for a client, and gathering of information preliminary to designing its advertising campaigns.

     In December of 1998, the directors of the Company deemed it in the best interests of the Company to issue 150,000 shares of its Series 2 preferred stock in exchange for cancellation of 18,300,000 shares of its common stock. The preferences of the of the Series 2 common stock are the same as the preferred stock then issued and outstanding.

4.
     (a)If the Company was not profitable during its last fiscal year, list below in chronological order the events which in management's opinion must or should occur or the milestones which in management's opinion the Company must or should reach in order for the Company to become profitable, and indicate the expected manner of occurrence or the expected method by which the Company will achieve the milestones.

--------------------------------------------------------------------------------
                                                          Date or number of
                                                          months after receipt
                          Expected manner of occurrence   of proceeds when
Event of Milestone        or method of achievement        should be accomplished
--------------------------------------------------------------------------------

Continued development           Officers' efforts               3 months
of design techniques

Preparation of advertising      Officers' efforts               2 months

     (b) State the probable consequences to the Company of delays in achieving each of the events or milestones within the above time schedule, and particularly the effect of any delays upon the Company's liquidity in view of the Company's then anticipated level of operating costs. (See Question No. 11)

     If the Company is unable to meet its deadline in the accomplishments of the above milestones, the Company may be faced with the raising of additional equity funds to continue its business plan. In this case there is no assurance whatsoever that the Company will have these funds available. If not, the Company may not be able to continue its operation.

11. Indicate whether the Company is having or anticipates having within the next 12 months any cash flow or liquidity problems and whether or not it is in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring the Company to make payments. Indicate if a significant amount of the Company's trade payables have not been paid within the stated trade term. State whether the Company is subject to any unsatisfied judgments, liens or settlement obligations and the amounts thereof. Indicate the Company's plans to resolve any such problems.

     The Company has no debt and no judgements pending or otherwise.

                    DIVIDENDS, DISTRIBUTIONS AND REDEMPTIONS

28. If the Company has within the last five years paid dividends, made distributions upon its stock or redeemed any securities, explain how much and when:

     NONE

                    OFFICERS AND KEY PERSONNEL OF THE COMPANY

29.  Chief Executive Officer:                       Title: President
     Name: Gerald H. Trumbule                       Age: 56
     Office Street Address: 1620 York St.           Telephone No: 303-436-1847
                            Denver, CO 80206

     GERALD H.  TRUMBULE,  Ph.D.  has been the  President  of the Company  since
January 2, 1997. Since 1979, Dr. Trumbule has been and currently is the President of The Education Centers of Colorado, a private company which supplies corporate computer training and support. Dr. Trumbule was the founder and director of the Western States Film Institute and has directed over 50 commercials and documentaries in film and video. Dr. Trumbule was formerly the founder and director of Sebastian House, Inc., a non-profit educational corporation; Assistant Professor of Psychology, University of Toronto, Ontario; Fellow, Institute of Neurological Sciences, University of Pennsylvania; and Research Assistant, Walter Reed Army Institute of Research and NASA Space Research Laboratory, College Park, MD. Dr. Trumbule's degrees include B.S. Psychology - University of Maryland 1965, M.S. Experimental Psychology - University of Pennsylvania 1966, and Ph.D. Physiological Psychology (ABD) - University of Pennsylvania 1970.

Name of employers, titles and dates of positions held during past five years with an indication of job responsibilities:

     Also a Director of the Company?       [x] Yes          [ ] No

     Indicate amount of time to be spend on Company matters if less than full time: Four days per month until fully operational.

31.  Chief Financial Officer:                 Title: Secretary
     Name: Clark Burch                        Age: 56

     Office Street Address: 1620 York Street     Telephone No: 303-436-1847
                            Denver, CO 80206

Name of employers, titles and dates of position held during past five years with an indication of job responsibilities:

     CLARK BURCH has been the Secretary and a Director of the Company since January 2, 1997, and prior to that he was the President of the Company from inception. He is a video producer- director of television productions. Mr. Burch has been, and currently is, the President of ArtsWorth, Inc., a music and video production company. Mr. Burch has produced and directed 110 half-hour programs of "Comminatcha Live", a cable television series now in its third re-run. He has produced the following video music productions: "Queen of the Night" - Julie Young, performer 1985; "The Big Thompson" - Chuck Pyle, performer; and "Life Explodes" - The Live Explodes Band. Mr. Burch obtained a Bachelor of Arts Degree from Mankato State University in 1966. He is a member of the Rocky Mountain Music Association, Denver, Colorado. From 1982 to 1985, Mr. Burch was actively engaged as a licensed real estate agent.


     Also a Director of the Company?           [X] Yes          [ ] No

     Indicate amount of time to be spend on Company matters if less than full time: Four days a month until fully operational.

                            DIRECTORS OF THE COMPANY

33.  Number of Directors: 2.

     If Directors are not elected annually, or are elected under a voting trust or other arrangement, explain: NOT APPLICABLE.

34.  Information   concerning  outside  or  other  Directors  (i.e.,  those  not described above): NOT APPLICABLE.

35. (a) Have any of the Officers or Directors ever worked for or managed a company (including a separate subsidiary or division of a larger enterprise) in the same business as the Company?
     [ ] Yes [x] No

(b) If any of the Officers, Directors or other key personnel have ever worked for or managed a company in the same business or industry as the Company or in a related business or industry, describe what precautions, if any, (including the obtaining of releases or consents from prior employers) have been taken to preclude claims by prior employers for conversion or theft of trade secrets, know-how or other proprietary information.

     The officers and directors have never worked for or been involved in the operation of another company which is devoted to the development of websites for use on the internet.

(c) If the Company has never conducted operations or is otherwise in the development stage, indicate whether any of the Officers or Directors has ever managed any other company in the start-up or development stage and describe the circumstances, including relevant dates.

     The officers and directors of the Company have never managed any other company in the development stage similar to the operations of the Company.

(d) If any of the Company's key personnel are not employees but are consultants or other independent contractors, state the details of their engagement by the Company.

     NONE

(e) If the Company has key man life insurance policies on any of its Officers, Directors or key personnel, explain, including the names of the persons insured, the amount of insurance, whether the insurance proceeds are payable to the Company and whether there are arrangements that require the proceeds to be used to redeem securities or pay benefits to the estate of the insured person or a surviving spouse.

     NONE

36. If a petition under the Bankruptcy Act or any State insolvency law was filed by or against the Company or its Officers, Directors or other key personnel, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any such persons, or any partnership in which any of such persons was a general partner at or within the past five years, or any corporation or business association of which any such person was an executive officer at or within the past five years, set forth below the name of such persons, and the nature and date of such actions.

     NOT APPLICABLE.


                             PRINCIPAL STOCKHOLDERS

37. Principal owners of the Company (those who beneficially own directly or indirectly 10% or more of the common and preferred stock presently outstanding) starting with the largest common stockholder. Include separately all common stock issuable upon conversion of convertible securities (identifying them by asterisk) and show average price per share as if conversion has occurred. Indicate by footnote if the price paid was for a consideration other than cash and the nature of any such consideration.



-------------------------------------------------------------------------------------------
                                      Average               No. of Shares
                           Class      Price      No. of     %       Held After        %
                           of         Per        Shares     of      Offering if All   of
                           Shares     Share      Now Held   Total   Securities Sold   Total
-------------------------------------------------------------------------------------------

Name: Gerald H. Trumbule  Common      $0005      50,000     2%      2%                2%
Office Street Address:
1620 York St.
Denver, CO 80206
Telephone No:
303.436-1847
Principal occupation:
Computer Consultant

Name: Clark Burch         Common      $.0005      50,000    2%      2%                2%
Office Street Address:
1620 York St.
Denver, CO 80206
Telephone No:
303-436-1847
Principal occupation:
Multi-Media Consultant
Video Producter


38.  Number of shares  beneficially  owned by Officers and Directors as a group:
     100,000

             MANAGEMENT RELATIONSHIPS, TRANSACTIONS AND REMUNERATION

39.(a)  If  any  of  the  Officers,   Directors,   key  personnel  or  principal
stockholders are related by blood or marriage, please describe. NOT APPLICABLE

(b) If the Company has made loans to or is doing business with any of its Officers, Directors, key personnel or 10% stockholders, or any of their relatives (or any entity controlled directly or indirectly by any such persons) within the last two years, or proposes to do so within the future, explain. (This includes sales or lease of goods, property or services to or from the Company, employment or stock purchase contracts, etc.) State the principal terms of any significant loans, agreements, leases, financing or other arrangements.

     NONE

(c) If any of the Company's Officers, Directors, key personnel or 10% stockholders has guaranteed or co-signed any of the Company's bank debt or other obligations, including any indebtedness to be retired from the proceeds of this offering, explain and state the amounts involved.

     NONE.

40.(a) List all remuneration by the Company to Officers, Directors and key personnel for the last fiscal year:

     No remuneration was paid to the officers or directors of the Company during the past fiscal year.

41. (a) Number of shares subject to issuance under presently outstanding stock purchase agreements, stock options, warrants or rights: shares ( % of total shares to be outstanding after the completion of the offering if all securities sold, assuming exercise of options and conversion of convertible securities). Indicate which have been approved by shareholders. State the expiration dates, exercise prices and other basic terms for these securities:

     NOT APPLICABLE.

(b) Number of common shares subject to issuance under existing stock purchase or option plans but not yet covered by outstanding purchase agreements, options or warrants: shares.

     NOT APPLICABLE.

(c) Describe the extent to which future stock purchase agreements, stock options, warrants or rights must be approved by shareholders.

     NOT APPLICABLE.

42. If the business is highly dependent on the services of certain key personnel, describe any arrangements to assure that these persons will remain with the Company and not compete upon any termination.

     The business of the company is highly dependent upon the services of the officers and directors of the Company. If these persons were not available for any reason, the Company feels it would not be difficult to find other persons with like-in-kind abilities, but it is undetermined whether the Company could attract such persons at the price or salary which the Company might be able to pay. The Company has no non-compete agreements with its officers and directors and in the absence of such agreements, the Company is at risk with respect to the competitiveness of its officers and directors if such persons decide to leave the employ of the Company and seek other employment with companies which may be in a position to compete. After reviewing the above, investors should consider whether or not the compensation to management and other key personnel directly or indirectly, is reasonable in view of the present stage of the Company's development.

                                   LITIGATION

43. Describe any past, pending or threatened litigation or administrative action which has had or may have a material effect upon the Company's business, financial condition, or operations, including any litigation or action involving the Company's Officers, Directors or other key personnel. State the names of the principal parties, the nature and current status of the matters, and amounts involved. Give an evaluation by management or counsel, to the extent feasible, of the merits of the proceedings or litigation and the potential impact on the Company's business, financial condition, or operations.

     The Company is not subject to or engaged in any litigation of any kind and none is anticipated.

                              MISCELLANEOUS FACTORS

45. Describe any other material factors, either adverse or favorable, that will or could affect the Company or its business (for example, discuss any defaults under major contracts, any breach of bylaw provisions, etc.) or which are necessary to make any other information in this Offering Circular [registration statement in this case as this is not an offering circular] not misleading or incomplete.

     The Company has had only a small success in its its marketing plan and the operation of its business. It has sold only one contract for the production of a website. The Company anticipates that its growth, if any, may well take longer than originally anticipated at the time of its formation. The Company feels that the reason for its lack of progress of its business plan is the lack of sales for the production of websites for its prospective clients. In order for the company grow as intended, the Company must expand its sales efforts.

     Year 2000 Issues. The business of the Company, the design and development of internet web sites, may be impacted only slightly by the anticipated problems of its computers being unable to categorically assemble the use and implementation of the year "2000" in its internal computations. The business of the Company requires no use of accounting or computation programs. It is estimated that the business of the Company will be impacted only by any adverse impact upon its clients and customers, the effect of which is not ascertainable at this time. Web sites, as designed and installed by the Company for its clients, are inherently a graphics arts endeavor, and are generally used as a sales, advertising and information medium.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            CERTAIN RELEVANT FACTORS

47. If the Company's financial statements show losses from operations, explain the causes underlying these losses and what steps the Company has taken or is taking to address these causes.

     The Company has had little and no profits since its commencement. This is due primarily to the Company's activities encompassing substantially developing the technique for design of websites. Of the Company cannot increase its sales , the Company will be in serious difficulty in continuing its business plan. The prospect of raising more capital for the continuation of the Company will need to be considered seriously.

48. Describe any trends in the Company's historical operating results. Indicate any changes now occurring in the underlying economics of the industry or the Company's business which, in the opinion of Management, will have a significant impact (either favorable or adverse) upon the Company's results of operations within the next 12 months, and give a rough estimate of the probable extent of the impact, if possible.

     The Company has ascertained that the design and production of websites for the internet has become more sophisticated over the past year. Clients are demanding better and more complex designs for their respective websites. The

Company believes that this will continue to increase and become more complex. The management of the Company believes that this may work to the advantage of the Company in that the members of management may well be able to present techniques that others cannot or find difficult, i.e. the production of video segments which can be incorporated into the websites.

49. If the Company sells a product or products and has had significant sales during its last fiscal year, state the existing gross margin (net sales less cost of such sales as presented in accordance with generally accepted accounting principals) as a percentage of sales for the last fiscal year: %. What is the anticipated gross margin for next year of operations? Approximately %. If this is expected to change, explain. Also, if reasonably current gross margin figures are available for the industry, indicate these figures and the source or sources from which they are obtained.

     The Company has had only one sale and small revenues.

50. Foreign sales as a percent of total sales for last fiscal year: %. Domestic government sales as a percent of total domestic sales for last fiscal year: %. Explain the nature of these sales, including any anticipated changes:

     The Company has had no foreign sales or revenues therefrom and does not contemplate any such sales or revenues in the future.


                                     PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other shareholder matters.

Information required by Item 201 of Regulation S-B.

     (a) Market Information. There is no current market price on the Company's common stock as the shares are not trading at the time of this report.

     (b) Holders. At the date of December 31, there are 43 holders of the common equity of the Company.

     (c) Dividends. The Company has paid no dividends and does not contemplate any dividends during the next two fiscal years.

Item 2. Legal Proceedings

     If the registrant uses either Alternative 2 or Alternative 3 of this form, furnish the information required by Item 103 of Regulation S-B.

     NOT APPLICABLE. The registrant is using Alternative 1.

Item 3. Changes in and Disagreements with Accountants

     Furnish the information required by Item 304 of Regulation S-B.

     There have been no changes of and no disagreement with accountants on accounting and financial disclosure.

Item 4. Submission of Matters to a Vote of Security Holders

     If any matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, furnish the following information:

     No matter was submitted to the securities holders as described above.

Item 5. Compliance with Section 16(a) of the Exchange Act

     Gerald H. Trumbule, President and Director. No changes since registration. Clark Burch, Secretary and Director. No changes since registration. Mansfield Consultants Limited exchanged 18,300,000 shares of no par common stock for 150,000 shares of no par preferred stock on December 21, 1998, reducing the shares of common stock held by Mansfield Consultants Limited to 50,000 shares at the date of this report.

Item 6. Reports on form 8-K

     State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the times reported, any financial statement filed and the dates of such report.

     No Current Reports on Form 8-K were filed during the last fiscal quarter-year.

PART F/S

Furnish the information required by Item 310 of Regulation S-B.

     The audited financial statements for the fiscal year ended December 31, 1998, follow:

                          I-Tech Holdings Group, Inc.


                              FINANCIAL STATEMENTS

                                      with

                          Independent Auditors' Report

                 For the Years Ended December 31, 1998 and 1997

                          I-Tech Holdings Group, Inc.


                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Independent Auditors' Report                                              F-1

Financial Statements

         Balance Sheet                                                    F-2

         Statement of Operations                                          F-3

         Statement of Cash Flows                                          F-4

         Statement of Shareholder's Equity                             F-5 - F-6

         Notes to the Financial Statements                             F-7 - F-9

                        Kish * Leake & Associates, P.C.
                          Certified Public Accountants



                          Independent Auditor's Report
                          ----------------------------


We have audited the accompanying balance sheet of I-Tech Holdings Group, Inc. (a Developmental Stage Company), at December 31, 1998 and 1997, and the related statement of operations, shareholders' equity, and cash flows for the year ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-Tech Holdings Group, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage and has no operations as of December 31, 1998. The lack of sufficient working capital to operate as of December 31, 1998 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Kish, Leake & Associates, P.C.
----------------------------------
Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
January 22, 1999

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Balance Sheet

--------------------------------------------------------------------------------

                                                                       December
                                                                       31, 1998
                                                                       --------

ASSETS

Current Assets - Cash                                                  $  3,272
                                                                       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Due To Related Entity For Rent                           $  2,600
                                                                       --------


SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;

 Issued and Outstanding 300,000 Shares                                    3,000

 Issued and Outstanding 150,000 Series 2 Shares                           9,150

Common Stock, No Par Value
 Authorized 50,000,000 shares; Issued and
 Outstanding 2,080,000 Shares                                             1,330

(Deficit) Accumulated During The Development Stage                      (12,808)
                                                                       --------

TOTAL SHAREHOLDERS' EQUITY                                                  672
                                                                       --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                   $  3,272
                                                                       ========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.



 I-Tech Holdings Group, Inc.
 (A Development Stage Company)
Statement Of Operations

-----------------------------------------------------------------------------------------

                                                                               December
                                                                               6, 1994
                                                                             (Inception)
                                              Year Ended      Year Ended       Through
                                               December        December        December
                                               31, 1998        31, 1997        31, 1998
                                               --------        --------        --------

Revenue                                      $        500    $          0    $        500
                                             ------------    ------------    ------------

Consulting                                              0               0             380
Fees                                                    0             265             265
Legal & Accounting                                  2,850           3,750           6,600
Office                                              1,499             122           1,621
Rent                                                1,200           1,100           2,400
Stock Transfer                                      1,062             980           2,042
                                             ------------    ------------    ------------

Total Expenses                                      6,611           6,217          13,308
                                             ------------    ------------    ------------

Net (Loss)                                   ($     6,111)   ($     6,217)        (12,808)
                                             ============    ============    ============

Basic (Loss) Per Common Share                ($      0.00)   ($      0.00)
                                             ============    ============

Weighted Average Common Shares Outstanding      2,080,000      13,713,333
                                             ============    ============





       The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                           F-3

 I-Tech Holdings Group, Inc.
 (A Development Stage Company)
Statement Of Cash Flow

--------------------------------------------------------------------------------

                                                                       December
                                                                       6, 1994
                                                                     (Inception)
                                              Year Ended  Year Ended   Through
                                               December    December    December
                                               31, 1998    31, 1996    31, 1998
                                               --------    --------    --------

Net (Loss)                                     ($ 6,111)   ($ 6,217)   ($12,808)
                                               --------    --------    --------

Plus Items Not Affecting Cash Flow:                   0           0           0
 Stock Issued For Services                                                  380

Increase In Accounts Payable                      1,500       1,100       2,600
                                               --------    --------    --------

Net Cash Flows From Operations                   (4,611)     (5,117)     (9,828)
                                               --------    --------    --------

Cash Flows From Investing Activities:

Net Cash Flows From Investing:                        0           0           0
                                               --------    --------    --------

Cash Flows From Financing Activities:

Common Stock Issued For Cash                          0      10,000      10,000
Contributed Capital                                   0           0         100
Preferred Stock Issued For Cash                       0       3,000       3,000
                                               --------    --------    --------

Net Cash Flows From Financing:                        0      13,000      13,100
                                               --------    --------    --------


Net Increase (Decrease) In Cash                  (4,611)      7,883       3,272
Cash At Beginning Of Period                       7,883           0           0
                                               --------    --------    --------

Cash At End Of Period                          $  3,272    $  7,883    $  3,272
                                               ========    ========    ========



Summary Of Non-Cash Investing And Financing
 Activities:

 Common Stock Issued For Services              $      0    $      0    $    380
                                               ========    ========    ========
Series 2 Preferred Stock Issued in Exchange
 For 18,300,000 Shares of Common Stock         $  9,150    $      0    $  9,150
                                               ========    ========    ========




   The Accompanying Notes Are An Integral Part Of These Financial Statements.


 I-Tech Holdings Group, Inc.
 (A Development Stage Company)
Statement Of Shareholders' Equity

-------------------------------------------------------------------------------------------------------------
                                                                       Number Of
                                         Number Of      Number Of       Shares
                                          Shares         Shares        Series 2        Common      Preferred
                                          Common        Preferred      Preferred       Stock         Stock
                                          ------        ---------      ---------       -----         -----
Balance At December 6, 1994                      0              0              0    $         0   $         0

June 15, 1995 issued
 380,000 Shares Of No Par Value
 Common Stock for services valued at
 $380 or $.001 per share                   380,000                                          380

Additional Capital Contribution                                                             100

Net (Loss)
                                       -----------    -----------    -----------    -----------   -----------

Balance At December 31, 1995               380,000              0              0            480             0

Net (Loss)
                                       -----------    -----------    -----------    -----------   -----------

Balance At December 31, 1996               380,000              0              0            480             0

January 2, 1997 issued
 300,000 Shares Of No Par Value
 Preferred Stock for  $3,000 or
 $.01 per share                                           300,000                                       3,000

March & May, 1997 issued
 20,000,000 Shares Of No Par Value
 Common Stock for  $10,000 or
 $.0005 per share                       20,000,000                                       10,000

Net (Loss)
                                       -----------    -----------    -----------    -----------   -----------

Balance At December 31, 1997            20,380,000        300,000              0         10,480         3,000

Series 2 Preferred Stock Exchanged
 For Common Stock                      (18,300,000)                      150,000         (9,150)

Net (Loss)
                                       -----------    -----------    -----------    -----------   -----------

Balance At December 31, 1998             2,080,000        300,000        150,000    $     1,330   $     3,000
                                       ===========    ===========    ===========    ===========   ===========





 I-Tech Holdings Group, Inc.
 (A Development Stage Company)
Statement Of Shareholders' Equity (Continued)
--------------------------------------------------------------------------------
                                                     Net (Loss)
                                                     Accumulated
                                        Series 2     During The
                                        Preferred    Development
                                          Stock         Stage          Total
                                          -----         -----          -----

Balance At December 6, 1994            $         0   $         0    $         0

June 15, 1995 issued
 380,000 Shares Of No Par Value
 Common Stock for services valued at
 $380 or $.001 per share                                                    380

Additional Capital Contribution                                             100

Net (Loss)                                                  (380)          (380)
                                       -----------   -----------    -----------

Balance At December 31, 1995                     0          (380)           100

Net (Loss)                                                  (100)          (100)
                                       -----------   -----------    -----------

Balance At December 31, 1996                     0          (480)             0

January 2, 1997 issued
 300,000 Shares Of No Par Value
 Preferred Stock for  $3,000 or
 $.01 per share                                                           3,000

March & May, 1997 issued
 20,000,000 Shares Of No Par Value
 Common Stock for  $10,000 or
 $.0005 per share                                                        10,000

Net (Loss)                                                (6,217)        (6,217)
                                       -----------   -----------    -----------

Balance At December 31, 1997                     0        (6,697)         6,783

Series 2 Preferred Stock Exchanged
 For Common Stock                            9,150                            0

Net (Loss)                                                (6,111)        (6,111)
                                       -----------   -----------    -----------

Balance At December 31, 1998           $     9,150   ($   12,808)   $       672
                                       ===========   ===========    ===========

   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                       F-6

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
At December 31, 1998 and 1997
-----------------------------

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Organization:
-------------

On  December  6,  1994,   I-Tech  Holdings  Group,   Inc.  ("the  Company")  was
incorporated under the laws of Colorado, to engage in the business of environmental technologies of all types and manufacturing products related to environmental technologies. The Company may also engage in any business which is permitted by the Colorado Business Corporation Act, as designated by the board of directors of the Company. In January 1997, the Company elected to engage in the business of consulting services to develop web sites for business and industry.

Developmental Stage:

The Company is currently in the developmental stage and has no significant operations to date.

Income Taxes:

At December 31, 1998 and 1997, the company had net operating loss carry forwards available for financial statement and Federal income tax purposes of approximately $10,408 which, if not used, will expire beginning in the year 2008.

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of December 31, 1998, the Company has a deferred tax asset of $2,082 primarily for its net operating loss carry forward which has been fully reserved through a valuation allowance. The change in the valuation allowance from December 31, 1997 to December 31, 1998 was $1,004.

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes in the period ended December 31, 1998 and 1997 was $-0-.

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
At December 31, 1998 and 1997
-----------------------------

Net (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by the weighted average number of shares outstanding at December 31, 1998 and 1997.

Note 2 - Capital Stock
----------------------

Common Stock:

The Company initially authorized 50,000,000 shares of no par value common stock. On June 15, 1995 380,000 shares of no par common stock were issued for services valued at $380 or $.001 per share. In March and May 1997 the Company issued an additional 20,000,000 shares of common stock for $10,000 or $.0005 per share.

Preferred Stock

The Company initially authorized 5,000,000 shares of no par value, non-voting preferred stock.

On January 22, 1997, the Company issued 300,000 shares of its preferred stock for $3,000 or $.01 per share. The Directors have assigned the following preferences to the issued and outstanding shares of Preferred Stock: (I) the Preferred Stock shall be non-voting, (ii) the holders of the stock as a group have the right to receive, prorata, upon dissolution or winding up of the Company, 10% of the assets of the Company prior to division and distribution of assets to the holders of the Company's Common Stock.

On December , 1998, the Company issued 150,000 shares of series 2 preferred stock in exchange for the cancellation of 18,300,000 shares of its common stock. The Directors have assigned the following preferences to the issued and outstanding shares of Preferred Stock: (I) the Preferred Stock shall be non-voting, (ii) the holders of the stock as a group have the right to receive, prorata, upon dissolution or winding up of the Company, 10% of the assets of the Company prior to division and distribution of assets to the holders of the Company's Common Stock.

The Company has declared no dividends through December 31, 1998.

I-Tech Holdings Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
At December 31, 1998 and 1997
-----------------------------

Note 3 - Related Party Events
-----------------------------

The Company presently maintains its principal offices at an address provided by a related party at a monthly rental of $100 per month, plus any expenses of telephone, fax, and secretarial services, commencing February 1, 1997. The office is located at 1629 York Street, Denver, Colorado 80206.

Note 4 - Basis Of Presentation
------------------------------

In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue in the foreseeable future. The Company plans to continue financing its operations with stock sales and in the longer term, revenues from its operations. The Company's ability to continue as a going concern is dependent upon the successful completion of its offering of common stock, additional financing and, ultimately, upon achieving profitable operations.

                                    PART III

Item 1. Index to Exhibits

Exhibits required in Part III of Form 1-A

Exhibit Number:              Description

Exhibit No. 2.      Plan of Acquisition                   Not Applicable
Exhibit No. 3.      Charter and Bylaws                    Previously Filed
Exhibit No. 5.      Voting trust agreement                Not applicable
Exhibit No. 6.      Material contracts                    Not applicable
Exhibit No. 7.      Material foreign patents              Not applicable
Exhibit No. 11.     Statement re: computation
                      of per share earnings               Not applicable
Exhibit No. 24.     Power of attorney                     Not applicable
Exhibit No. 27.     Financial Data Schedule               Attached

--------------------------------------------------------------------------------


Signatures

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            I-TECH HOLDING GROUP, INC.
                                            (Registrant)

Date:  February 24, 1999

                                             /s/ Clark Burch
                                             -----------------------------------
                                             Clark Burch, Secretary