Form 10QSB
period 1999-03-31
STOCKGROUP COM HOLDINGS INC
filed 1999-05-13
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999.

[ ] Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _______________ to  _______________

Commission file number: 0-23687

                          Stockgroup.com Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                             84-1379282
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

    SUITE 1000 - 789 W PENDER STREET                                80206
VANCOUVER BRITISH COLUMBIA CANADA V6C 1H2                            A2
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, (604) 331-0995

                    FORMER NAME: I-Tech Holdings Group, Inc.
                FORMER ADDRESS: 1629 YORK STREET DENVER CO 80206
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.
                                Yes: _X_ No: ___

                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,095,000

Transitional Small Business Disclosure Format (check one); Yes: ___  No:_X_

                            Stockgroup.com Holdings, Inc.
                                    FORM 10-QSB

                                     INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

         Consolidated Balance Sheets                                         3

         Consolidated Statement of Loss and Deficit                          4

         Consolidated Statement of Cash Flows                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13

Item 3.  Qualitative and Quantitative Disclosure about Market Risk          17

Part II. OTHER INFORMATION                                                  30

Item 2.  Changes in Securities and Use of Proceeds                          30

Item 5.  Other Events                                                       31

Item 6.  Exhibits and Reports on Form 8K                                    31

SIGNATURES                                                                  32

EXHIBITS

Item 1.  FINANCIAL STATEMENTS


                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                      For the Quarter Ended March 31, 1999
                   (UNAUDITED - Expressed in Canadian Dollars)



                                                     Unaudited       Audited
                                                       March         December
                                                     31, 1999        31, 1998
                                                    -----------     -----------
                                                    (Unaudited)      (Audited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                       $   299,782     $        --
    Short term investments                                2,000           2,000
    Accounts Receivable, net                            170,600         151,241
    Prepaids and other current assets                    69,973          58,596
    Due from related company                             17,102              --
                                                    -----------     -----------
                                                    $   559,457     $   211,837

  PROPERTY AND EQUIPMENT, NET                       $   174,509     $    79,817

  OTHER ASSETS                                      $    26,700     $    26,700
                                                    -----------     -----------
                                                    $   760,666     $   318,354
                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank line of credit                             $    15,169     $   116,050
    Accounts Payable and accrued liabilities            280,957         103,383
    Deferred revenue                                     66,350          63,825
    Income taxes payable                                     --              --
    Current portion of long-term debt                    17,286          20,230
                                                    -----------     -----------
                                                    $   379,762     $   303,488

  LONG-TERM DEBT                                    $    28,704     $    31,061

  SHAREHOLDER LOANS                                 $        --     $    18,471
                                                    -----------     -----------
                                                    $   408,466     $   353,020

CAPITAL STOCK

    COMMON STOCK
    No Par Value, Authorized
    100,000,000 shares; Issued and
    Outstanding 7,095,000 Shares                    $ 4,113,224     $       134
    Acquisition adjustment (Note 2)                  (3,505,557)             --
                                                    -----------     -----------
                                                        607,667             134
    DEFICIT                                         $  (255,467)    $   (34,800)
                                                    -----------     -----------
                                                        352,200         (34,666)
                                                    -----------     -----------
                                                    $   760,666     $   318,354
                                                    ===========     ===========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
           CONSOLIDATED STATEMENT OF LOSS AND DEFICIT For the Quarter
                              Ended March 31, 1999
                   (UNAUDITED - Expressed in Canadian Dollars)


                                                     Unaudited       Unaudited
                                                    Three Months    Three Months
                                                    Ended March     Ended March
                                                      31, 1999        31, 1998
                                                    ------------    ------------
                                                    (unaudited)     (unaudited)
REVENUE

   Revenue                                          $   270,816     $   265,614
   Cost of revenues                                      91,270          50,930
                                                    -----------     -----------
     Gross profit                                   $   179,546     $   214,684

EXPENSES

   Operating expenses:
     Sales and marketing                            $    84,191     $   100,388
     Product development                                 46,783          23,401
     General and administrative                         269,589         104,287
                                                    -----------     -----------
     Total operating expenses                       $   400,563     $   228,076
                                                    -----------     -----------
INCOME (LOSS) FROM OPERATIONS                       $  (221,017)    $   (13,392)

OTHER ITEMS, NET                                    $       350     $     4,402
                                                    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                   $  (220,667)    $    (8,990)

INCOME TAX PROVISION (RECOVERY)                     $        --     $     3,387
                                                    -----------     -----------
NET INCOME (LOSS)                                   $  (220,667)    $    (5,603)
                                                    ===========     ===========
Retained earnings, beginning of period                  (34,800)        186,046
                                                    -----------     -----------
Retained earnings, end of period                    $  (255,467)    $   189,983
                                                    ===========     ===========

Basic (Loss) Per Common Share                             (0.05)          (0.00)
                                                    ===========     ===========

Weighted Average Common Shares Outstanding            4,265,769       3,660,000
                                                    ===========     ===========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Quarter Ended March 31, 1999
                   (UNAUDITED - Expressed in Canadian Dollars)



                                                     Unaudited      Unaudited
                                                    Three Months   Three Months
                                                     Ended March    Ended March
                                                      31, 1999       31, 1998
                                                    ------------   ------------
                                                     (unaudited)    (unaudited)

CASH FLOWS FROM OPERATIONS
   Net Income (Loss)                                  $(220,667)     $  (5,603)
   Add (deduct) non-cash items:
     Amortization                                        10,146          6,215
                                                      ---------      ---------
                                                       (210,521)           612
   Net changes in other
   non-cash operating accounts:
     Accounts receivable                                (19,359)        12,352
     Short term investments                                  --        (12,343)
     Prepaid expenses                                   (11,377)          (617)
     Other Assets                                            --        (15,387)
     Accounts payable                                   177,574        (38,868)
     Deferred revenue                                     2,525          1,380
                                                      ---------      ---------
                                                      $ (61,158)     $ (52,871)
                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank line of credit                               (100,881)        13,419
     Advances from shareholders                         (18,471)        (8,658)
     Long-term debt                                      (5,301)        17,158
     Issuance of Capital Stock                          607,533             --
                                                      ---------      ---------
                                                      $ 482,880      $  21,919
                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Due to (from) related company                      (17,102)        10,000
     Purchase of property and equipment                (104,838)        (1,949)
                                                      ---------      ---------
                                                      $(121,940)     $   8,051
                                                      ---------      ---------
Net Increase (Decrease) In Cash                         299,782        (22,901)

Cash (Deficiency), Beginning Of Period                       --         45,325
                                                      ---------      ---------
Cash, End Of Period                                   $ 299,782      $  22,424
                                                      =========      =========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 1999
                                   (UNAUDITED)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  History of Company

Subsequent to the end of the quarter, on May 5, 1999, the Company changed its name from I-Tech Holdings Group, Inc. to Stockgroup.com Holdings, Inc. (the "Company"). I-Tech Holdings Group, Inc. had been incorporated on December 6, 1994 (inception) and operated as a development stage company from that date until March 11, 1999. On March 11, 1999, the Company, through a wholly owned British Columbia subsidiary, purchased all of the issued and outstanding common shares of Stock Research Group, Inc.

Stock Research Group, Inc. ("Stockgroup.com") was incorporated on May 4, 1995 and commenced operations on that date. Stockgroup.com is headquartered in Vancouver and has offices in Calgary, Toronto and San Francisco. Stockgroup.com is an investment information online community with viewers in the United States, Canada and abroad. Stockgroup.com focuses on news and information for investors interested in micro and small capitalization companies. Stockgroup.com's main website, www.stockgroup.com, acts as a portal for investors researching, analyzing, and discussing micro and small cap stocks and markets. This Community provides other newsworthy micro and small cap information to hundreds of thousands of investor viewers as well as disseminating information about Stockgroup.com's corporate clients. Stockgroup.com's community is multi-tier and includes both general interest and industry-specific areas including technology, biotech, mining, oil & gas, etc.

Historically,  Stockgroup.com has had three sources of revenue: (i) Advertising;
(ii) financial products for public companies' Internet sites; and (iii) marketing services.

The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, a new and unproven business model and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's products and services by the marketplace.


(b)  Unaudited  Interim  Financial   Information  prepared  in  accordance  with
     Canadian GAAP

The unaudited interim financial statements of the Company for the three months ended March 31, 1999, included herein have been prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). All figures are presented in Canadian dollars.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998.

An addendum which translates these Statements at the current $US dollar exchange rate appears as note (4) in these Statements.

(c)  Amortization

Amortization is provided at the following annual rates. (Except in the year of purchase in which the Company uses 1/2 the annual rate):

     Computer equipment                             30% Declining balance
     Office furniture and equipment                 20% Declining balance
     Leasehold improvements                         20% Straight line

Amortization policies are reviewed on a regular basis to ensure the carrying value of capital assets is equal to or greater than their net recoverable amount with reference to the present value of future expected cash flows from such assets. Adjustments, if any, to carrying value are recorded in the period of determination of an impairment in value.

(d)  Financial instruments

The Company's financial instruments consist of accounts receivable, short term investments, shareholder loans and associated company loans, the fair value of which approximates their carrying value.


(e)  Deferred revenue

Deferred revenue consists of deposits paid in advance for future services. The company regularly receives deposits for six months to twelve months in respect of future services.


(f)  Measurement uncertainty

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of impairment of assets, useful lives for depreciation and amortization and income taxes. Financial results as determined by actual events could differ from those estimates.


(g)  Risk management

The Company deals with numerous customers and is not exposed to concentrations of credit or foreign exchange risk.

The Company is in the process of converting its internal software and data management systems to be year 2000 compliant. Management does not anticipate significant cost or down time resulting from the year 2000 issue.

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

(h)  Foreign exchange

Balance sheet items denominated in U.S. dollars are translated into Canadian dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates in effect at the transaction date for non-monetary items.

Realized gains and losses from foreign currency transactions are charged to income in the year.

(i)  Research and development costs

The company expenses all market research and product development costs as incurred.

(2)  CAPITAL STOCK
                                        March                   December
                                       31, 1999                 31, 1998
                                   #            $            #            $
                               ----------   ----------   ----------   ----------
                                      (Unaudited)              (Audited)
Authorized
  100,000,000 (1998 - 200)

Issued
  Balance, beginning of year          200   $      134          200   $      134
  Share split (18,300 for 1)    3,659,800           --    3,659,800           --
                               ----------   ----------   ----------   ----------
                                3,660,000          134    3,660,000          134
Issued during period
  For cash                        240,000      600,000           --           --
  I-Tech acquisition            3,195,000    3,513,090           --           --
                               ----------   ----------   ----------   ----------
                                3,435,000    4,113,090           --           --
                               ----------   ----------   ----------   ----------
                                7,095,000   $4,113,224    3,660,000   $      134
                               ==========   ==========   ==========   ==========


In addition to the noted changes, during the period the Company's authorized Class A common shares was also increased to 100,000,000 shares following the stock split.

(3)  SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the following events occurred which have a bearing on the activities of the Company:

1. On April 2, 1999, the Company incorporated "Stockgroup.com, Ltd." as an operating subsidiary, domiciled in the State of Nevada. On April 9, 1999, Stockgroup.com, Ltd. was provided with a Certificate of Qualification to transact business in the State of California.

2. On April 22, 1999, the company completed a private placement which involved the sales of 750,000 shares from treasury at $6.00 per share, or $4.5 million USD in aggregate. These shares are deemed "restricted shares" as that term is defined under U.S. securities law.

3. On May 5, 1999 at a Special Meeting of Shareholders, the Company changed its name from I-Tech Holdings Group, Inc. to Stockgroup.com Holdings, Inc. Subsequently the Company applied for a change in its stock symbol and approval was received on May 11, 1999 which changed it from IHGP to SWEB. At this same Special Shareholders Meeting, the 1999 Employee Options plan was ratified and the Company made minor changes to its Articles of Incorporation (See Item 5. Other Events).

(4) Addendum - Translation of Financial Statements at U.S. Dollar Exchange Rate at Quarter Ends

The Financial Statements included in this filing are presented in Canadian Dollars and were prepared using Canadian Generally Accepted Accounting Principles (Canadian GAAP). Canadian GAAP is highly similar, but not identical, to U.S. GAAP. For information purposes the following information addendum provides statements which are converted into U.S. Dollars at the exchange rates prevailing at the end of each period. They are provided for information purposes only and were not prepared using U.S. GAAP.


                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                      For the Quarter Ended March 31, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rate prevailing at period ends conversion table follows)


                                                       March         December
                                                     31, 1999        31, 1998
                                                    -----------     -----------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                       $   198,636     $        --
    Short term investments                                1,325           1,349
    Accounts Receivable, net                            113,040         101,976
    Prepaids and other current assets                    46,364          39,509
    Due from related company                             11,332              --
                                                    -----------     -----------
                                                    $   370,697     $   142,834

  PROPERTY AND EQUIPMENT, NET                       $   115,630     $    53,818

  OTHER ASSETS                                      $    17,691          18,003
                                                    -----------     -----------
                                                    $   504,018     $   214,655
                                                    ===========     ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank line of credit                             $    10,051     $    78,248
    Accounts Payable and accrued liabilities            186,162          69,708
    Deferred revenue                                     43,964          43,035
    Income taxes payable                                     --              --
    Current portion of long-term debt                    11,454          13,641
                                                    -----------     -----------
                                                    $   251,631     $   204,632

  LONG-TERM DEBT                                    $    19,019     $    20,943

  SHAREHOLDER LOANS                                 $        --     $    12,454
                                                    -----------     -----------
                                                    $   270,650     $   238,029


  CAPITAL STOCK

    COMMON STOCK
    No Par Value, Authorized
    75,000,000 shares; Issued and
    Outstanding 7,095,000 Shares                    $ 2,725,422     $        90
    Acquisition adjustment (Note 2)                  (2,322,782)             --
                                                    -----------     -----------
                                                        402,640              90
    DEFICIT                                         $  (169,272)    $   (23,464)
                                                    -----------     -----------
                                                        233,368         (23,374)
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   504,018     $   214,655
                                                    ===========     ===========

                          Stockgroup.com Holdings, Inc.
           CONSOLIDATED STATEMENT OF LOSS AND DEFICIT For the Quarter
                              Ended March 31, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rate prevailing at period ends conversion table follows)



                                                    Three Months    Three Months
                                                    Ended March     Ended March
                                                      31, 1999        31, 1998
                                                    ------------    ------------
                                                    (unaudited)     (unaudited)
REVENUE

   Revenue                                          $   179,443     $   185,717
   Cost of revenues                                      60,476          35,610
                                                    -----------     -----------
     Gross profit                                   $   118,967     $   150,107

EXPENSES

   Operating expenses:
     Sales and marketing                            $    55,785     $    70,191
     Product development                                 30,998          16,362
     General and administrative                         178,630          72,917
                                                    -----------     -----------
     Total operating expenses                       $   265,413     $   159,470
                                                    -----------     -----------
INCOME (LOSS) FROM OPERATIONS                       $  (146,446)    $    (9,363)

OTHER ITEMS, NET                                    $       232     $     3,078
                                                    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                   $  (146,214)    $    (6,285)

INCOME TAX PROVISION (RECOVERY)                     $        --     $     2,368
                                                    -----------     -----------
NET INCOME (LOSS)                                   $  (146,214)    $    (3,917)
                                                    ===========     ===========
DEFICIT - Beginning of period                           (23,464)       (134,397)

FOREIGN CURRENCY FLUCTUATION
  DEFICIT, NET                                              406          14,525
                                                    -----------     -----------
                                                        (23,058)       (119,872)
                                                    -----------     -----------
DEFICIT - End of period                             $  (169,272)    $  (123,789)
                                                    ===========     ===========

Basic (Loss) Per Common Share                       ($     0.04)    ($     0.00)
                                                    ===========     ===========

Weighted Average Common Shares Outstanding            4,265,769       3,660,000
                                                    ===========     ===========

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Quarter Ended March 31, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rate prevailing at period ends conversion table follows)


                                                      Unaudited      Unaudited
                                                     Three Months   Three Months
                                                     Ended March    Ended March
                                                       31, 1999       31, 1998
                                                     ------------   ------------
                                                     (unaudited)    (unaudited)

CASH FLOWS FROM OPERATIONS
   Net Income (Loss)                                  $(146,214)     $  (3,917)
   Add (deduct) non-cash items:
     Amortization                                         6,723          4,345
                                                      ---------      ---------
   Net changes in other                               $(139,491)     $     428
   non-cash operating accounts:
     Short term investments                           $      --      $  (8,630)
     Accounts receivable                                (12,828)         8,635
     Prepaid expenses                                    (7,539)          (431)
     Other assets                                            --        (10,758)
     Accounts payable                                   117,661        (27,174)
     Deferred revenue                                     1,673            965
                                                      ---------      ---------
                                                      $ (40,524)     $ (36,965)
                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank line of credit                              $ (66,844)     $   9,382
     Advances from shareholders                         (12,239)        (6,053)
     Long-term debt                                      (3,512)        11,996
     Issuance of Capital Stock                          402,553             --
                                                      ---------      ---------
                                                      $ 319,958      $  15,325
                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Due to (from) related company                    $ (11,332)     $   6,992
     Purchase of property and equipment                 (69,466)        (1,363)
                                                      ---------      ---------
                                                      $ (80,798)     $   5,629
                                                      ---------      ---------
Net Increase (Decrease) In Cash                       $ 198,636      $ (16,011)

Cash (Deficiency), Beginning Of Period                $      --      $  31,689
                                                      ---------      ---------
Cash (Deficiency), End Of Period                      $ 198,636      $  15,678
                                                      =========      =========

HISTORIC EXCHANGE RATE CONVERSION TABLE

Conversion table for Canadian to U.S. Dollar Exchange


                                                Value of Canadian
                                                     Dollar
            Date                                in U.S. Dollars
     -----------------                          --------------

     March 31, 1999                                 0.6626

     December 31, 1998                              0.6743

     March 31, 1998                                 0.6992


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999

During the first quarter, the Company incurred a loss (unaudited) of Cdn$(220,667) or $(0.03) per share related to the operations of its Stockgroup.com, Media Inc. subsidiary. This was attributed to legal costs related to the I-Tech acquisition of Stockgroup.com; the Company's addition of new production, sales and design staff; and expenditures on additional computer servers and equipment. Costs related to the new servers resulted from the need to add system capacity to both meet the increased traffic levels which were experienced on the Company's site during the quarter and provide additional capacity to meet expected traffic levels in the upcoming quarter.

PAST OPERATING RESULTS OF STOCK RESEARCH GROUP, INC.

The Company generated (audited) after tax net income and losses of $81,129, $106,396 and $(220,846) for the full year periods ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1998, the Company had an accumulated deficit of $34,800.

OVERVIEW AND BACKGROUND

During the first quarter, the Company completed an acquisition arrangement with Stock Research Group, Inc. ("Stockgroup.com"). This transaction creates what management believes is the largest publicly traded Internet destination site dedicated to providing information to investors interested in micro and small capitalization companies and markets. Subsequent to the end of the quarter, the Company changed its name to Stockgroup.com Holdings, Inc. as part of this acquisition arrangement.

Stockgroup.com has an established presence on the Internet and is an award-winning provider of comprehensive business and financial information to the small and micro cap markets (herein after collectively referred to as "small cap"). The viewer base of www.stockgroup.com has seen an increasing trend during the first quarter and as of March 31, 1999 www.stockgroup.com was visited by 230,000 visitors per month, up from 150,000 viewers in January.

As part of its viewer services, Stockgroup.com also produces "The Small Cap Express", a free daily on-line investment market wire. This wire combines market statistics and information about small cap companies and markets and includes objective feature articles of interest to small cap investors. It is distributed, on an `as requested basis', via email to readers across North America and is also available as part of the feature pages of www.stockgroup.com. Since its inception in July 1998, the subscriber base of "The Small Cap Express" has grown from zero to in excess of 27,000 at quarter end.

Stockgroup.com is also a leading provider of Internet financial products and marketing services to small cap companies, a market segment that traditionally does not have the same coverage as larger public companies. These products include private label quotes and charts, database tools for building relationships with shareholders, management traffic reports, design services and maintenance contracts.

The Company is moving forward with the business model of Stockgroup.com and Stockgroup.com's staff and management team are implementing the strategic plan developed by Stockgroup.com.

MANAGEMENT

Marcus New is the founder, Chairman and CEO of Stockgroup.com. Mr. New is an acknowledged authority on investing on the Internet. He has been an invited guest speaker to the New York Society of Security Analysts where his speech was transmitted on NBC's Private Financial Network. He has also appeared on national media broadcasts including CNBC, Bloomberg Radio, CNNfn, Investors On Line and Money Hunt. Mr. New is also a director of IRI Inc., the "for profit" company for the Investor Research Institute headquartered in New York.

Leslie Landes, President and Chief Operating Officer, has extensive experience running media and media related companies, including 13 years with the Jim Pattison Group, Canada's third largest private company with sales in excess of $3 Billion and over 13,000 employees. Mr. Landes served as President of the Jim Pattison Sign Group, Outdoor Group, and The Communications Group, which included radio and television stations, and companies in publishing, outdoor advertising, sign manufacturing and leasing business. He ultimately served as President of Jim Pattison Industries Ltd. and Senior VP of the Jim Pattison Group where he successfully initiated and completed the acquisition of strategically important companies in a number of diverse industries. Most notably, under Mr. Landes' presidency, the Sign Group was built into the largest electronic sign company in the world.

Craig Faulkner, Chief Technology Officer has been a computer user and programmer for over 15 years is one of the founding partners of Stockgroup.com. He brings extensive technical skills to the Stockgroup.com team and is responsible for the implementation and development of the product side of the business. Prior to joining Stockgroup.com, he was a computer consultant at Construction Select Software specializing in database applications. Currently, Mr. Faulkner is a beta tester for Allaire software, creators of Cold Fusion, a dynamic HTML generator. Under his direction, Stockgroup.com was a pioneer in the usage of on-the-fly page generation. This technology allows for dynamic data presentation to investors as it is generated.

John Dawe, CFA, Vice President Finance, Secretary and Treasurer has over 16 years experience in the investment brokerage and financial services community. Prior to joining Stockgroup.com, Mr. Dawe was the proprietor of a successful consulting practice that specialized in providing strategic analysis and marketing services to the financial services industry. During his career he has also held senior marketing, treasury and business development positions with Pemberton Securities, Pacific Coast Savings Credit Union, and The Pacific Corporate Trust Company.

DESCRIPTION OF BUSINESS MODEL

The Company's business model is based on serving two complementary target markets.

Target Market One - Small Cap Investor Seeking Reliable Information

Investors have difficulty obtaining timely, accurate investment information on small cap companies due to a lack of objective news sources. Most media organizations, investment firms and brokerage houses tend to focus a significant majority of their attention on the larger public companies. As a result, small cap investors have not had access to the level of non-biased third party information or traditional sources of company research reports they desire. This lack of information is coupled with the increasing shift of investors from traditional retail brokerages to discount and on-line alternatives. This shift has created an increased interest in personal investment research on the part of individual investors and has drawn attention to the small cap sector. However, this interest has not been accompanied by an increased coverage of the small cap sector by traditional media, traditional brokerage firms or alternative on-line and discount investment service providers. As a result, investors have turned to other resources on the Internet as a method of obtaining the timely financial information needed to make small cap investment decisions.

Target Market Two - Small Cap Companies Seeking Better Exposure to Investors

As described above, small cap companies do not receive the same coverage as large public companies. As a result, small caps are constantly searching for ways to create exposure. Over the last few years, the Internet has become a cost-effective solution to enhance their profile, but many companies have lacked the skills and knowledge to take full advantage of this opportunity. Due to staffing constraints, many small cap companies cannot dedicate full-time expert staff to Internet marketing programs. As a result, they frequently rely on outsourcing as a means to meet their needs. The requirements of small cap companies are broad and range from development and maintenance of investor relations oriented websites to the creation of effective banner advertising campaigns aimed at profiling the company on a wide spectrum of Internet sites. Stockgroup.com provides financial products and marketing services to these companies. Stockgroup.com does not act as a public relations or investor relations firm.

The Stockgroup.com Internet Investment Information Community

To meet the needs of its two complementary target markets, Stockgroup.com has created an Internet information Community which provides a wide range of free services to investors interested in small cap companies and markets. Stockgroup.com's community is multi-tier and includes both general interest and industry-specific areas including technology, biotech, mining, oil & gas, etc.

Overall the Community provides investors with a wide multi-tiered range of information, investment tools and interactive features. Along with news and original content articles it includes detailed profiles of companies (including hotlinks to Stockgroup.com's small cap corporate clients), news releases, industry news, discussion forums, stock quotes, charts, a bookstore and portfolio management and other investor research tools. Stockgroup.com's main site also features specialized summary information about small cap markets, such as the Top 50 Traders on Nasdaq, OTCBB, AMEX, TSE, VSE, ASE, ME and CDN which is not readily available on other Internet investment sites. In order to retain its competitive position, Stockgroup.com is presently developing "next generation" additions and improvements to its existing services in order to provide a greater level of information to its viewers. These improvements will be offered in the form of a new site which is currently scheduled for launch in the summer of 1999. By satisfying its viewers' investment information needs, Stockgroup.com seeks to become the dominant single source of small and micro cap information on the Internet.

STOCKGROUP.COM'S SOURCES OF REVENUE

Historically,  Stockgroup.com has had three sources of revenue: (i) Advertising;
(ii) financial products for public companies' Internet sites; and (iii) marketing services.

Advertising

Stockgroup.com derives revenue from corporate advertisers who see benefit in presenting their products and services to Stockgroup.com's Internet audience. Advertisers seek and are willing to pay premium rates to advertise on Stockgroup.com, due to its highly specific demographics and heavy traffic. The investor demographic profile, which consists of highly educated, technically savvy, mid to high-income level earners and higher risk investors is very attractive to numerous advertisers. The Company's corporate advertisers have included such companies as IBM, Microsoft, VISA and Solomon Smith Barney.

Financial Products for Public Companies' Internet Sites

The Company offers monthly maintenance for websites and other web services such as private label quotes and charts, database tools for building relationships with shareholders and management reports to track investor traffic and inquiries. In addition, unlike other web hosting and design companies, Stockgroup.com develops web sites with the investment community in mind.

Stockgroup.com offers packages which can be tailored to include some or all of its services and graphic design levels, depending on the needs and budget of each client.

Marketing Services

As a means of providing small cap companies with greater exposure, Stockgroup.com markets the following services: placement of clients' sites on Stockgroup.com's proprietary financial communities; and, `rental' access to Stockgroup.com's proprietary Email listing of over 29,500 investors. In addition, Stockgroup.com provides advertising management services, essentially acting as an on-line advertising agency providing advertisement design and placement services for its small cap clients. Stockgroup.com also places ads, depending on client budgets, on other on-line web sites that it believes will provide the client with the greatest exposure to the investment community.


CORPORATE DEVELOPMENTS DURING QUARTER

During the quarter the Company changed the name of its Stock Research Group, Inc. Canadian subsidiary to Stockgroup.com Media, Inc. and moved the head office of Stockgroup.com Holdings, Inc. from Denver to Vancouver. In addition, significant milestones during the quarter included the following:

Increases in Viewer Traffic

During the quarter, viewer traffic to www.stockgroup.com increased 53% from 150,000 viewers in January to 230,000 viewers at quarter end. During the same period, the subscriber base of The Small Cap Express also increased by 58% from 17,000 to 27,000.

Marketing Initiatives

The Company entered into a series of advertising contracts which will provide it with significant exposure on the Yahoo!, Excite, Webcrawler and Lycos search engines. Under these agreements, banner ads which showcase Stockgroup.com will appear on these sites. Stockgroup.com also becomes the sponsor of terms such as "small-cap," "micro-cap," and variations thereof for searches done by visitors researching web sites, public companies, and investments through these various search engine sites.

Investor and Media Relations Initiative

During the quarter, the Company retained The MWW Group, a leading, national, full-service communications agency, for the launch of an investor and media relations program. The decision to retain strategic communications counsel was made in conjunction with the acquisition of Stockgroup.com by I-Tech on March 11th. MWW's mandate is to raise the corporate profile of Stockgroup.com with Wall Street as well as with appropriate media outlets and will field media inquiries on behalf of the Company. MWW Group, the sixth largest independent full-service marketing and public relations firm in the U.S., has specialized practice areas in corporate public relations; consumer, business-to-business and high-tech marketing; investor relations; and public affairs and government affairs. The firm's clients include, CyberShop International; National Discount Brokers; IBS Interactive; Edmark; Bally Total Fitness; McDonald's New York Tri-State; Barneys; BTG; Rezworks; Trans World Entertainment Corp.; The Ackerley Group; and Continental Airlines. Based in East Rutherford, NJ, the firm has offices in Trenton, NJ; Washington, D.C.; Seattle and Olympia, Wash.; Chicago and Springfield, Ill.; and New York. Through the efforts of MWW, Marcus New appeared on CNNfn, Bloomberg radio and CNBC during the quarter.

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the Internet and Internet commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors" and elsewhere in this report. The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

Additionally, the following outlines some of the risk factors related to the Company.

Item 3.  QUALITATIVE AND QUANTATIVE DISCLOSURE ABOUT MARKET RISK

Limited Operating History

The Company was founded in May 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. Such risks include, without limitation, the lack of broad acceptance of the Community model on the Internet, the possibility that the Internet will fail to achieve broad acceptance as an advertising and commercial medium, the inability of the Company to attract or retain viewers, the inability of the Company to generate significant advertising revenues or subscription service revenues from its corporate clients, a new and relatively unproven business model, the Company's ability to anticipate and adapt to a developing market, the failure of the Company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the Company's business, the ability of the Company to manage effectively its rapidly expanding operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction and development of different or more extensive Communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions. To address these risks, the Company must, among other things, attract and retain viewers, maintain its customer base and attract a significant number of new advertising customers, respond to competitive developments, develop and extend its brand, continue to attract, retain and motivate qualified personnel, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuating Rates of Revenue Growth

There can be no assurance the Company's revenue growth in recent periods will continue or increase. The Company's limited operating history makes the prediction of future results difficult or impossible and, therefore, the Company's recent revenue growth should not be taken as an indication of any growth that can be expected in the future. Furthermore, its limited operating history leads the Company to believe that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. To the extent that revenues do not grow at anticipated rates, the Company's business, results of operations and financial condition would be materially and adversely affected.

Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability in the current period or for the preceding year and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from advertising sales, client product and marketing services and sales revenues and subscription fees from new services. As of December 31, 1998, the Company had an accumulated deficit of $35 thousand. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of product development and general and administrative expenses. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Dependence on Continued Growth in Use and Commercial Viability of the Internet

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To support advertising sales, and product and marketing services sales revenues on Stockgroup.com, the Internet's recent and rapid growth must continue, and use of the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable information communications medium and information marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for the services marketed by the Company may narrow in the future and, accordingly, the Company's revenues may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected.

Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in electronic news dissemination and e-commerce related to it, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. To the extent the Internet's technical infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial condition would be materially and adversely affected.

Unproven Business Model; Developing Market; Unproven Acceptance of the Company's Products

The Company's business model is new and relatively unproven. The model depends upon the Company's ability to generate multiple revenue streams by leveraging its community platform. To be successful, the Company must, among other things, develop and market products and services that achieve broad market acceptance by its users, advertisers and client subscriber companies. There can be no assurance that any Internet Community, including Stockgroup.com, will achieve broad market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable.

The market for the Company's products and services is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of any new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Moreover, because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition would be materially and adversely affected.

Brand  Identity  Is  Critical  to  the  Company;  Risks  Associated  with  Brand
Development

The Company believes that establishing and maintaining brand identity is a critical aspect of efforts to attract and expand its viewer base, Internet traffic and advertising and commerce relationships. Furthermore, the Company believes that the importance of brand recognition will increase as low barriers to entry encourage the proliferation of Internet sites. In order to attract and retain viewers, advertisers and subscriber clients, and in response to competitive pressures, the Company intends to increase its financial commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising campaigns in several forms of media, including television, print, online media, and other marketing and promotional efforts. If the Company does not generate a corresponding increase in revenue as a result of its branding efforts or otherwise fails to promote its brand successfully, or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, results of operations and financial condition would be materially and adversely affected.

Promotion and enhancement of the Stockgroup.com brand will also depend, in part, on the Company's success in providing a high-quality "Community experience." Such success cannot be assured. If viewers, users, advertisers and commerce vendors do not perceive Stockgroup.com's Community experience to be of high quality, or if the Company introduces new services or enters into new business ventures that are not favorably received by such parties, the value of the Company's brand could be diluted. Such brand dilution could decrease the attractiveness of Stockgroup.com to such parties, and could materially and adversely affect the Company's business, results of operations and financial condition.

Significant Reliance on Advertising Revenues; Short-term Nature of Advertising Contracts; Company Guarantee of Minimum Impression Levels

The Company derives a significant portion of its revenues from the sale of advertisements on its site, and expects to continue to do so for the foreseeable future. The Company's business model therefore is highly dependent on the amount of "traffic" on Stockgroup.com, which has a direct effect on the Company's advertising revenues. The Company is in the early stages of implementing its international branch network and its advertising sales programs which, if not successful, could materially and adversely affect the Company's business, results of operations and financial condition.

To date, substantially all of the Company's advertising contracts have been for terms averaging one to three months in length, with relatively few longer-term advertising contracts. Many of the Company's advertising customers have limited experience with Internet advertising, have not devoted a significant portion of their advertising expenditures to Internet advertising and may not believe Internet advertising to be effective relative to traditional advertising media. There can be no assurance that the Company's current advertisers will continue to purchase advertisements on Stockgroup.com.

The Company's contracts with advertisers typically guarantee the advertiser a minimum number of "impressions," or times that an advertisement is seen by users of Stockgroup.com. To the extent that minimum impression levels are not achieved for any reason, the Company may be required to "make good" or provide additional impressions after the contract term, which may adversely affect the availability of advertising inventory and which could have a material adverse effect on the Company's business, results of operations and financial condition.

Additionally, the process of managing advertising within a large, high-traffic Web site such as the Company's is an increasingly important and complex task. If the Company does not manage this task in an efficient and appropriate manner, its financial performance may be impaired. Also to the extent that the Company encounters system failures or material difficulties in the operation of its systems, the Company could be unable to deliver banner advertisements and sponsorships through its site. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose the Company to "make good" obligations with its advertisers, which, by displacing saleable advertising inventory, among other consequences, would reduce revenues and could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's ability to generate significant advertising revenues will depend, in part, on its ability to create new advertising programs without diluting the perceived value of its existing programs. The Company's ability to generate advertising revenues will depend also, in part, on advertisers' acceptance of the Internet as an attractive and sustainable medium, the development of a large base of users of the Company's products and services, the effective development of Web site content that provides user demographic characteristics that will be attractive to advertisers, and government regulation. The adoption of Internet-based advertising, particularly by those advertisers that have historically relied upon traditional advertising media, requires the acceptance of a new way of conducting business and exchanging information. There can be no assurance that the market for Internet advertising will continue to emerge or become sustainable. If the market develops more slowly than expected, the Company's business, results of operations and financial condition could be materially and adversely affected.

The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. No standards have been widely accepted for the measurement of the effectiveness of Internet-based advertising, and there can be no assurance that any such standards will become widely accepted in the future. Additionally, no standards have been widely accepted to measure the number of unique users or page views related to a particular site. Internet advertising rates are based in part on third-party estimates of users of an Internet site. Such estimates are often based on sampling techniques or other imprecise measures, and may materially differ from Company estimates. There can be no assurance that advertisers will accept the Company's or other parties' measurements of impressions. The rejection by advertisers of such measurements could have a material adverse effect on the Company's business, results of operations and financial condition.

The sale of Internet advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. This has made it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models, if any, will achieve broad acceptance among advertisers. As described above, to date, the Company has based its advertising rates on providing advertisers with a guaranteed number of impressions, and any failure of the Company's advertising model to achieve broad market acceptance, would have a material adverse effect on the Company's business, results of operations and financial condition.

"Filter" software programs that limit or remove advertising from an Internet user's desktop are available to consumers. Widespread adoption or increased use of such software by users or the adoption of such software by certain Internet access providers could have a material adverse effect upon the viability of advertising on the Internet and on the Company's business, results of operations and financial condition.

Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. See "--Limited Operating History" and "--Fluctuating Rates of Revenue Growth." As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition. See "--Brand Identity Is Critical to the Company; Risks Associated with Brand Development."

The Company derives a significant portion of its revenues from the sale of advertising under short-term contracts, averaging one to three months in length. As a result, the Company's quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on the Company's ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. See "--Significant Reliance on Advertising Revenues; Short-term Nature of Advertising Contracts; Company Guarantee of Minimum Impression Levels."

The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially and adversely affected.

Control by Management Group

In the aggregate, ownership of the Company's Shares by Management represent approximately 55.5% of the Company's issued and outstanding shares of common stock. Hence, the Management Group have effective control of the corporation.

Dependence on Key Personnel

The Company's performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company's success depends on the continued efforts of its senior management team, especially its Chief Executive Officer Marcus New and its President Leslie Landes. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. Although several senior management personnel have substantial share and/or stock options interests in the Company, at present, the Company does not have agreements in place which bind its senior management to the Company.

The Company's future success also depends on its continuing ability to retain and attract highly qualified technical and managerial personnel. The Company anticipates that the number of its employees will increase significantly in the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of this job market. There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The Company has experienced difficulty from time to time in attracting the personnel necessary to support the growth of its business, and there can be no assurance that the Company will not experience similar difficulty in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Management of Growth; Inexperienced Management

The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems, and must expand, train and manage its employee base. The Company's President and Vice President Finance joined the Company during August and November 1998, respectively. In addition, the Company has yet to fill several key senior management posts. Furthermore, the members of the Company's current senior management (other than the President) have not had any previous experience managing a public company or a large operating company. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and services. Any inability to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

Need to Enhance and Develop Stockgroup.com to Remain Competitive

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of Stockgroup.com and develop other products and services. Enhancements of or improvements to the Web site may
contain   undetected   programming   errors  that  require   significant
design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition.

The Company plans to develop and introduce new features and functions, such as increased capabilities for user personalization and interactivity. This will require the development or licensing of increasingly complex technologies. There can be no assurance that the Company will be successful in developing or introducing such features and functions or that such features and functions will achieve market acceptance or enhance the Company's brand name recognition. Any failure of the Company to effectively develop and introduce new features and functions, or the failure of such new features and functions to achieve market acceptance, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company also plans to develop and introduce new products and services. There can be no assurance that the Company will be successful in developing or introducing such products and services or that such products and services will achieve market acceptance or enhance the Company's brand name recognition. Any failure of the Company to effectively develop and introduce these products and services, or the failure of such products and services to achieve market acceptance, could have a material adverse effect on the Company's business, results of operations and financial condition.

Internet Industry Is Characterized by Rapid Technological Change

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of the site in response to both evolving demands of the marketplace and competitive product and service offerings, and there can be no assurance that the Company will be successful in doing so. In addition, the widespread adoption of developing multimedia enabling technologies could require fundamental and costly changes in the Company's technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which could adversely affect the Company's business, results of operations and financial condition.

Risk of Capacity Constraints and Systems Failures

A key element of the Company's strategy is to generate a high volume of user traffic. The Company's ability to attract advertisers and to achieve market acceptance of its products and services, and its reputation, depend significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products and services to advertisers and licensees. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus the Company's advertising revenues. In addition, as the number of users of Stockgroup.com increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected viewer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to the Company's systems. Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services.

The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation and the Stockgroup.com brand could be materially and adversely affected.

Security Risks

Experienced programmers ("hackers") have attempted on occasion to penetrate the Company's network security. The Company expects that these attempts, some of which have succeeded, will continue to occur from time to time. Because a hacker who is able to penetrate the Company's network security could misappropriate proprietary information or cause interruptions in the Company's products and services, the Company may be required to expend significant capital and resources to protect against or to alleviate problems caused by such parties. Additionally, the Company may not have a timely remedy against a hacker who is able to penetrate its network security. Such purposeful security breaches could have a material adverse effect on the Company's business, results of operations and financial condition. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose the Company to a material risk of loss or litigation and possible liability.

In offering certain payment services for some products and services, the Company could become increasingly reliant on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events, or developments could lead to a compromise or breach of the algorithms that the Company's licensed encryption and authentication technology used to protect such confidential information. If such a compromise or breach of the Company's licensed encryption authentication technology occurs, it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be required to expend significant capital and resources and engage the services of third parties to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions.

Intense Competition

The market for viewers, corporate subscribers and Internet advertising is new and rapidly evolving, and competition for members, users and advertisers, as well as competition in the information dissemination market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and the Company may face competitive pressures from many additional companies both in the United States, Canada and abroad.

The Company believes that the principal competitive factors for companies seeking to create Communities on the Internet are critical mass, functionality of the Web site, brand recognition, viewer affinity and loyalty, broad demographic focus and open access for visitors. In the future, Internet communities may be developed or acquired by companies currently operating other Communities or by Web directories, search engines, shareware archives and content sites, and by commercial online service providers ("OSPs"), Internet service providers ("ISPs") and other entities, certain of which may have more resources than the Company. The Company competes for users and advertisers with other content providers and with thousands of Web sites operated by individuals, the government and educational institutions. In addition, the Company could face competition in the future from traditional media companies, such as newspaper, magazine, television and radio companies, a number of which, including The Walt Disney Company ("Disney"), CBS Corporation ("CBS") and The National Broadcasting Company ("NBC"), have recently made significant acquisitions of or investments in Internet companies.

The Company believes that the principal competitive factors in attracting advertisers include the amount of traffic on its Web site, brand recognition, customer service, the demographics of the Company's members and users, the Company's ability to offer targeted audiences and the overall cost effectiveness of the advertising medium offered by the Company. The Company believes that the number of Internet companies relying on Internet-based advertising revenue, as well as the number of advertisers on the Internet and the number of users, will increase substantially in the future. Accordingly, the Company will likely face increased competition, resulting in increased pricing pressures on its advertising rates, which could have a material adverse effect on the Company.

Many of the Company's existing and potential competitors, including companies operating Web directories and search engines, and traditional media companies, have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, e-commerce companies, advertisers and third-party content providers. Furthermore, the Company's existing and potential competitors may develop Communities that are equal or superior in quality to, or that achieve greater market acceptance than, Stockgroup.com. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

Additionally, the Internet information market is new and rapidly evolving, and competition among information providers is expected to increase significantly. There can be no assurance that Web sites maintained by the Company's existing and potential competitors will not be perceived by advertisers as being more desirable for placement of advertisements than Stockgroup.com. In addition, many of the Company's current advertising customers and some of its corporate clients have established relationships with certain of the Company's existing or potential competitors. There can be no assurance that the Company will be able to retain or grow its viewer base, traffic levels and advertising customer base at historical levels, or that competitors will not experience better retention or greater growth in these areas than the Company. Accordingly, there can be no assurance that any of the Company's advertising customers or corporate client companies will not sever or will elect not to renew their agreements with the Company, the result of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Third-Party Relationships

The Company is and will continue to be significantly dependent on a number of third-party relationships to increase traffic on Stockgroup.com and thereby generate advertising revenues, maintain the current level of service and variety of content for its members, and meet future milestones. The Company is generally dependent on other Web site operators that provide links to Stockgroup.com.

Most of the Company's arrangements with third-party Internet sites and other third-party service providers do not require future minimum commitments to use the Company's services or to provide access or links to the Company's services or products, are not exclusive and are short-term or may be terminated at the convenience of the other party. Moreover, the Company does not have agreements with the majority of other Web site operators that provide links to Stockgroup.com, and such Web site operators may terminate such links at any time without notice to the Company. There can be no assurance that third parties regard their relationship with the Company as important to their own respective businesses and operations, that they will not reassess their commitment to the Company at any time in the future or that they will not develop their own competitive services or products.

There can be no assurance that the Company will be able to maintain relationships with third parties that supply the Company with software or products that are crucial to the Company's success, or that such software or products will be able to sustain any third-party claims or rights against their use. Furthermore, there can be no assurance that the software, services or products of those companies that provide access or links to the Company's services or products will achieve market acceptance or commercial success. Failure of one of these third parties could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the elimination of a pre-installed bookmark on a Web browser that directs traffic to the Company's Web site could significantly reduce traffic on the Company's Web site, which would have a material adverse effect on the Company's business, results of operations and financial condition.

Additional Financing Requirements; Ability to Incur Debt; Expected Negative Operating Cash Flow for the Foreseeable Future

The Company currently anticipates that its financing arrangements, together with available funds and cash flows generated from its corporate clients and advertising revenues, will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion for the next 12 months. The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure. Accordingly, the Company may need to raise additional funds in a timely manner in order to fund its anticipated expansion and new enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

Risks Associated with Potential Acquisitions

As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing business, augment the distribution of its Community or enhance its technological capabilities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect the Company's business, results of operations and financial condition.

Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies, the diversion of management's attention from other business concerns, the risks of entering geographic and business markets in which the Company has no or limited prior experience and the potential loss of key employees of acquired organizations. The Company has not made any acquisitions in the past. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance on Intellectual Property and Proprietary Rights

The  Company  regards  substantial  elements  of its  Web  site  and  underlying technology as proprietary and attempts to protect them by relying on intellectual property laws, including trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company also generally enters into confidentiality agreements with its employees and consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. The Company is pursuing the registration of its trademarks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are distributed or made available through the Internet, and policing unauthorized use of the Company's proprietary information is difficult.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company of the trademarks, service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company currently licenses from third parties certain technologies incorporated into Stockgroup.com. As the Company continues to introduce new services that incorporate new technologies, it may be required to license additional technology from others. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all. Additionally, there can be no assurance that the third parties from which the Company currently licenses its technology will be able to defend their proprietary rights successfully against claims of infringement. As a result, any inability of the Company to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of its existing services until equivalent technology can be identified, licensed and integrated.

Government Regulation and Legal Uncertainties Associated with the Internet

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain as to how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the

Company's business, results of operations and financial condition.

There can be no assurance that the United States, Canada or foreign nations will not enact legislation or seek to enforce existing laws prohibiting or restricting certain content from the Internet. Prohibition and restriction of Internet content could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium, expose the Company to liability, and/or require substantial modification of Stockgroup.com, and thereby have a material adverse effect on the Company's business, results of operations and financial condition.

Internet user privacy has become an issue both in the United States, Canada and abroad. The Company cannot predict the exact form of the regulations that the FTC may adopt. There can be no assurance that the United States, Canada or foreign nations will not adopt additional legislation purporting to protect such privacy. Any such action could affect the way in which the Company is allowed to conduct its business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on the Company's business, results of operations and financial condition.

The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on certain aspects of Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

Certain local telephone carriers have asserted that the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission (the "FCC") to impose access fees on ISPs and OSPs. If such access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease demand for the Company's services or increase the Company's cost of doing business, and thus have a material adverse effect on the Company's business, results of operations and financial condition.

Although the Company's server is located in the Province of British Columbia, the governments of other provinces, states and foreign countries might attempt to take action against the Company for violations of their laws. There can be no assurance that violations of such laws will not be alleged or charged by provincial, state or foreign governments and that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing could have a material adverse effect on the Company's business, results of operations and financial condition.

Liability for Information Retrieved from or Transmitted over the Internet; Liability for Products Sold over the Internet

Because materials may be downloaded by the online or Internet services operated or facilitated by the Company or the Internet access providers with which it has relationships and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. Such claims have been brought against online services in the past. Such claims could be material in the future. In addition, the increased attention focused upon liability issues and legislative proposals could materially impact the overall growth of Internet use.

The Company could also be exposed to liability with respect to third-party information that may be accessible through the Company's Web sites, or through content and materials that may be posted by viewers on discussion forums offered by the Company. Such claims might include, among others, that, by directly or indirectly providing hyperlink text links to Web sites operated by third parties or by providing discussion forums for viewers, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on the Company's Web site contains errors, third parties could make claims against the Company for losses incurred in reliance on such information.

The Company offers e-mail service, which is provided by a third party. See "--Dependence on Third-Party Relationships." Such service may expose the Company to potential risk, such as liabilities or claims resulting from unsolicited e-mail ("spamming"), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

The Company also enters into agreements with advertisers and commerce partners under which the Company is entitled to receive a commission or share of any revenue from the purchase of goods and services through direct links from the Company's Web site. Such arrangements may expose the Company to additional legal risks and uncertainties, including pursuant to regulation by local, provincial, state, federal and foreign authorities and potential liabilities to consumers of such products and services, even if the Company does not itself provide such products or services. There can be no assurance that any indemnification provided to the Company in its agreements with these parties, if available, will be adequate.

Even to the extent such claims do not result in liability to the Company, the Company could incur significant costs in investigating and defending against such claims. The imposition on the Company of potential liability for information carried on or disseminated through its systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's services to members and users.

The Company's general liability insurance may not cover all potential claims to which it is exposed or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with International Operations and Expansions

A part of the Company's strategy is to expand its sales offices network throughout the United States, Canada and international markets. There can be no assurance that the Company's products or services will become widely accepted for corporate clients, advertising in the U.S., Canada or any international markets. In addition, the Company expects that the success of any additional foreign operations it initiates in the future will also be dependent upon local service providers and/or partners. If revenues from international ventures are not adequate to cover the investments in such activities, the Company's business, results of operations and financial condition could be materially and adversely affected. The Company may experience difficulty in managing international operations as a result of difficulty in locating an effective foreign service providers and/or partners, competition, technical problems, local laws and regulations, distance and language and cultural differences, and there can be no assurance that the Company or its international partners will be able to successfully market and operate in foreign markets. The Company also believes that, in light of substantial anticipated competition, it will be necessary to aggressively market its products and services into the United States and international markets in order to effectively obtain market share, and there can be no assurance that the Company will be able to do so. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

Impact of the Year 2000

The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties. The Company has substantially completed assessment of its internal and external (third-party) IT systems and non-IT systems. At this point in its assessment, the Company is not currently aware of any Year 2000 problems relating to systems operated by the Company or by third parties that would have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems. Based on its assessment to date, the Company does not anticipate that costs associated with remediating the Company's non-compliant IT systems or non-IT systems will be material, although there can be no assurance to such effect.

To the extent that the Company's assessment is finalized without identifying any additional material non-compliant IT systems operated by the Company or by third parties, the most reasonably likely worst case Year 2000 scenario is the failure of one or more of the Company's vendors of hardware or software or one or more providers of non-IT systems to the Company to properly identify any Year 2000 compliance issues and remediate any such issues prior to December 31, 1999. The Company believes that the primary business risks, in the event of such failure, would include, but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing the Company's Web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Impact of General Economic Conditions

Time spent on the Internet by individuals, purchases of new computers and purchases of membership subscriptions to Internet sites are typically discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation, for the economy as a whole and in regional and local markets where the Company operates. There can be no assurance that consumer spending will not be adversely affected by general economic conditions, which could negatively impact the Company's results of operations or financial condition. Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' use of credit and cause a material adverse effect on the Company's revenues and profitability. In addition, the Company's business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price

The trading price of the Company's Common Stock has been volatile and may continue to be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company and other events or factors. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

Shares Eligible for Future Sale; Limited Trading Market

Potential Future 144 Sales

As of March 31, 1999, of the shares of the Company's Common Stock authorized, there were issued and outstanding 7,095,000 of which 3,095,000 are "restricted shares" as that term is defined under the Act, and in the future may be sold in compliance with Rule 144 of the Act, or pursuant to a Registration Statement filed under the Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to 1% of our outstanding common stock every 3 months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate of the Company and who has satisfied a (3) three year holding period without any quantity limitation and whether or not there is adequate current public information available. The Company has reserved 1,441,300 shares for issuance upon exercise of Employee Stock Options.

Possible Issuance of Additional Shares

The Company's Articles of Incorporation, authorizes the issuance of common stock.

No information is currently available and no prediction can be made as to the timing or amount of future sales of such shares or the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock (including shares issuable upon the exercise of stock options), or the perception that such sales could occur, could materially adversely affect prevailing market prices for the Common Stock and the ability of the Company to raise equity capital in the future.

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the period ending March 31, 1999. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.


Quarter Ending:             High           Low           Volume

March 31, 1999            $ 10.25        $ 6.00         3,339,000


No assurance can be given that a market for the Company's Common Stock will be sustained or that the Common Stock will continue to be quoted on the OTC Bulletin Board.

On March 31, 1999, the Company had 52 registered shareholders owning 7,095,000 shares.

Dividends

The Company has not declared any dividends since inception, and has no present intention or paying any cash dividends on its Common Stock in the foreseeable future. The payment by the Company of dividends, if any, in the future, rests with the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.


PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

Pursuant to a Share Exchange and Share Purchase Agreement dated March 11, 1999 (the "SEA") by and among I-Tech Holdings Group, Inc. (the "Corporation" or "Registrant"), 579818 B.C. Ltd., a British Columbia, Canada corporation wholly-owned by the Corporation (the "Subsidiary"), Stock Research Group Inc., a British Columbia, Canada corporation ("Stock Group") and all of the shareholders of Stock Group, being nine persons (collectively, the "Stock Group shareholders"), the Corporation acquired (the "Acquisition") all of the issued and outstanding common shares of Stock Group from the Stock Group Shareholders in consideration of the issuance by (i) the Subsidiary to the Stock Group Shareholders, on a pro-rata basis, of 3,900,000 Class A Exchangeable Shares (the "Exchangeable Shares") and (ii) by the Corporation issuing to Stocktrans, Inc. as trustee for the Stock Group Shareholders (the "Trustee") 3,900,000 shares of common stock (the "Corporation's Shares") to be held under the terms of an Exchange and Voting Agreement dated March 11, 1999 (the "Trust Agreement") by and among the Corporation, the Trustee, the Subsidiary and the Stock Group Shareholders. These shares were issued in reliance on the exemption from registration covered in Section 4(2) of the Securities Act of 1933. See also
Item 6. Exhibits and Reports on Form 8-K.

Item 5.  Other Events

Special Meeting

A Special Meeting of the Shareholders of I-Tech Holdings Group, Inc. (the "Company") was held on Wednesday, May 5, 1999 at 9:30 a.m. local time at the principal offices of the Company at 1000-789 W. Pender Street, Vancouver, B.C. Canada V6C 1H2 (the "Special Meeting").

Purpose of the Special Meeting

     At the Special Meeting, were asked to consider and vote upon the following proposals:

     (1) an amendment to the Company's Articles of Amendment and Restatement of the Articles of Incorporation (the "Articles of Incorporation") deleting Articles XV of the Articles of Incorporation.

     (2) an amendment to the Articles of Incorporation changing the name of the Corporation from "I-Tech Holdings Group, Inc." to "Stockgroup.com Holdings, Inc.";

     (3) an amendment to the Company's By-Laws permitting shareholder actions to be taken by written consent, if all of the Company's shareholders consent in writing;

     (4) the Company's 1999 Incentive Stock Option Plan; and

     (5) such other matters as may properly come before the Special Meeting.

All resolutions regarding the above matters were passed by a unanimous vote of shareholders either in person or by proxy.

Effective May 6, 1999 the name of the Company was changed from I-Tech Holdings Group, Inc. to Stockgroup.com Holdings, Inc. As a consequence of this name change, the common share capital of the Company has been assigned the following new identification numbers:

CUSIP number: 861273 10 0

ISIN Number: US8612731005

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K - March 19, 1999
          Reporting information on Items 1,2,4,5 and 7

          Form 8-K/A - March 24, 1999
          Reporting information on Items 1,2,4,5 and 7

          Form 8K/A - May 10, 1999
          Reporting information on Items 5 and 7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP.COM HOLDINGS, INC.
(Registrant)

Date:  May 11, 1999                By:  /s/  Marcus A. New
                                        ----------------------------------
                                        Marcus A. New, Chairman & CEO