Form 10QSB
period 1999-06-30
STOCKGROUP COM HOLDINGS INC
filed 1999-07-12
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,995,000

Transitional Small Business Disclosure Format (check one); Yes: ___  No:_X_

                            Stockgroup.com Holdings, Inc.
                                    FORM 10-QSB

                                     INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

         Consolidated Balance Sheets                                         3

         Consolidated Statement of Loss and Deficit                          4

         Consolidated Statement of Cash Flows                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13

Item 3.  Qualitative and Quantitative Disclosure about Market Risk          17

Part II. OTHER INFORMATION                                                  31

Item 2.  Changes in Securities and Use of Proceeds                          31

Item 5.  Other Events                                                       31

Item 6.  Exhibits and Reports on Form 8K                                    31

SIGNATURES                                                                  32

EXHIBITS

Item 1.  FINANCIAL STATEMENTS


                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                               As at June 30, 1999
                   (UNAUDITED - Expressed in Canadian Dollars)


                                                       June            June
                                                     30, 1999        30, 1998
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                        $ 6,750,476     $    69,582
    Short term investments                                 1,378          34,525
    Accounts receivable, net                           1,303,809         194,373
    Prepaids and other current assets                     24,780          13,611
                                                     -----------     -----------
                                                     $ 8,080,443     $   312,091

  LOAN RECEIVABLE                                    $   147,200     $    46,000

  PROPERTY AND EQUIPMENT, NET                        $   348,380     $   100,237

  OTHER ASSETS                                       $    27,900     $    29,100
                                                     -----------     -----------
                                                     $ 8,603,923     $   487,428
                                                     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank line of credit                              $      --       $    32,623
    Accounts payable and accrued liabilities           1,031,410          39,720
    Deferred revenue                                     114,229         131,510
    Current portion of long-term debt                     13,894          19,092
                                                     -----------     -----------
                                                     $ 1,159,533     $   222,945

  LONG-TERM DEBT                                     $    26,640     $    42,675
                                                     -----------     -----------
                                                     $ 1,186,173     $   265,620

CAPITAL STOCK

    COMMON STOCK
    No Par Value, Authorized
    100,000,000 shares; Issued and
    Outstanding 7,995,000 Shares                     $ 8,266,496     $       134

    RETAINED EARNINGS (DEFICIT)                      $  (848,746)    $   221,674
                                                     -----------     -----------
                                                       7,417,750         221,808
                                                     -----------     -----------
                                                     $ 8,603,923     $   487,428
                                                     ===========     ===========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
             CONSOLIDATED STATEMENT OF LOSS AND DEFICIT For the Six Months
                                 Ended June 30, 1999
                     (UNAUDITED - Expressed in Canadian Dollars)

                                              Three Months Ended                        Six Months Ended
                                       --------------------------------          --------------------------------
                                         June 30,            June 30,              June 30,            June 30,
                                           1999                1998                  1999                1998
                                       -----------          -----------          -----------          -----------
                                       (unaudited)          (unaudited)          (unaudited)          (unaudited)
REVENUE

   Revenue                             $ 1,484,015          $   368,859          $ 1,754,831          $   634,473
   Cost of revenues                      1,138,074               44,269            1,229,344               95,199
                                       -----------          -----------          -----------          -----------
     Gross profit                      $   345,941          $   324,590          $   525,487          $   539,274

EXPENSES

   Operating expenses:
     Sales and marketing               $   267,350          $    65,124          $   351,541          $   165,512
     Product development                    57,409               30,248              104,192               53,649
     General and administrative            618,028              184,798              887,617              289,085
                                       -----------          -----------          -----------          -----------
     Total operating expenses          $   942,787          $   280,170          $ 1,343,350          $   508,246
                                       -----------          -----------          -----------          -----------
INCOME (LOSS) FROM OPERATIONS          $  (596,846)         $    44,420          $  (817,863)         $    31,028

OTHER ITEMS, NET                       $     3,567          $       198          $     3,917          $     4,600
                                       -----------          -----------          -----------          -----------
INCOME (LOSS) BEFORE INCOME TAXES         (593,279)              44,618          $  (813,946)         $    35,628

INCOME TAX PROVISION (RECOVERY)        $        --          $    (3,387)         $        --          $        --
                                       -----------          -----------          -----------          -----------
NET INCOME (LOSS)                      $  (593,279)         $    41,231          $  (813,946)         $    35,628
                                       ===========          ===========          ===========          ===========
RETAINED EARNINGS (DEFICIT)
  - beginning of period                   (255,467)             180,443              (34,800)             186,046
                                       -----------          -----------          -----------          -----------
RETAINED EARNINGS (DEFICIT)
  - end of period                      $  (848,746)         $   221,674          $  (848,746)         $   221,674
                                       ===========          ===========          ===========          ===========

Basic (Loss) Per Common Share          $     (0.08)         $      0.01          $     (0.14)         $      0.01
                                       ===========          ===========          ===========          ===========

Weighted Average Number of
   Common Shares Outstanding             7,213,681            3,660,000            5,739,725            3,660,000
                                       ===========          ===========          ===========          ===========


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1999
                   (UNAUDITED - Expressed in Canadian Dollars)

                                            Three Months Ended                        Six Months Ended
                                       -------------------------------           --------------------------------
                                         June 30,           June 30,              June 30,             June 30,
                                           1999               1998                  1999                 1998
                                       -----------         -----------           -----------          -----------
                                       (unaudited)         (unaudited)           (unaudited)          (unaudited)
CASH FLOWS FROM OPERATIONS
   Net Income (Loss)                   $  (593,279)        $    41,231           $  (813,946)        $     35,628
   Add non-cash items:
     Amortization                            9,419               5,600                19,565                2,800
                                       -----------         -----------           -----------          -----------
                                          (583,860)             46,831              (794,381)              38,428
   Net changes in other
   non-cash operating accounts:
     Accounts receivable                (1,133,209)            (29,525)           (1,152,568)             (17,173)
     Short term investments                    622              17,824                   622                5,481
     Prepaid expenses                       45,193              (2,692)               33,816               (3,309)
     Other assets                           (1,200)             14,187                (1,200)              (1,200)
     Accounts payable                      750,453              28,386               928,027              (10,482)
     Deferred revenue                       47,879              13,380                50,404               14,760
                                       -----------         -----------           -----------          -----------
                                       $  (874,122)        $    88,391           $  (935,280)        $     26,505
                                       -----------         -----------           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank line of credit                        --              19,204              (116,050)              32,623
     Advances from shareholders            (15,169)                 --               (18,471)              (8,658)
     Loan receivable                      (147,200)            (63,158)             (147,200)             (46,000)
     Long-term debt                         (5,456)            (10,571)              (10,757)             (10,571)
     Issuance of common stock            7,658,829                  --             8,266,362                   --
                                       -----------         -----------           -----------          -----------
                                       $ 7,491,004         $   (54,525)          $ 7,973,884         $    (32,606)
                                       -----------         -----------           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Due to related company                 17,102              46,000                    --               56,000
     Purchase of property and equip       (183,290)            (32,708)             (288,128)             (25,642)
                                       -----------         -----------           -----------          -----------
                                       $  (166,188)        $    13,292           $  (288,128)        $     30,358
                                       -----------         -----------           -----------          -----------
Net Increase In Cash                     6,450,694              47,158             6,750,476               24,257

Cash, Beginning Of Period                  299,782              22,424                    --               45,325
                                       -----------         -----------           -----------          -----------
Cash, End Of Period                    $ 6,750,476         $    69,582           $ 6,750,476         $     69,582
                                       ===========         ===========           ===========          ===========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 1999
                                   (UNAUDITED)

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

Stock Research Group, Inc. ("Stockgroup.com") was incorporated on May 4, 1995 and commenced operations on that date. Stockgroup.com is headquartered in Vancouver and has offices in Calgary, Toronto and San Francisco. Stockgroup.com is an investment information online Community with viewers in the United States, Canada and abroad. Stockgroup.com focuses on news and information for investors interested in micro and small capitalization companies. Stockgroup.com's main website, www.stockgroup.com, acts as a portal for investors researching, analyzing, and discussing micro and small cap stocks and markets. This Community provides newsworthy micro and small cap information to hundreds of thousands of investor viewers as well as disseminating information about Stockgroup.com's corporate clients. Stockgroup.com's Community is multi-tier and includes both general interest and industry-specific areas including technology, biotech, mining, oil & gas, etc.

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

(b)  Unaudited  Interim  Financial   Information  prepared  in  accordance  with
     Canadian GAAP

The unaudited interim financial statements of the Company for the six months ended June 30, 1999, included herein have been prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). All figures are presented in Canadian dollars.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999, and the results of its operations and its cash flows for the six months ended June 30, 1999 and 1998.

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

(i)  Research and development costs

The company expenses all market research and product development costs as incurred.

(2)  CAPITAL STOCK
                                        June                   December
                                       30, 1999                 31, 1998
                                   #            $            #            $
                               ----------   ----------   ----------   ----------
                                      (Unaudited)              (Audited)
Authorized
  100,000,000 (1998 - 200)

Issued
  Balance, beginning of year          200   $      134          200   $      134
  Share split (18,300 for 1)    3,659,800           --    3,659,800           --
                               ----------   ----------   ----------   ----------
                                3,660,000          134    3,660,000          134
Issued during period
  For cash                        240,000      600,000           --           --
  I-Tech acquisition            3,195,000        7,533           --           --
  Private placement               900,000    7,658,829
                               ----------   ----------   ----------   ----------
                                4,335,000    8,266,362           --           --
                               ----------   ----------   ----------   ----------
                                7,995,000   $8,266,496    3,660,000   $      134
                               ==========   ==========   ==========   ==========


In addition to the noted changes, during the period the Company's authorized Class A common shares was also increased to 100,000,000 shares following the stock split.

(3)  SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the following events occurred which have a bearing on the activities of the Company:

1. On July 7, 1999, the Board of Directors of the Company approved the retention of the firm of Ernst & Young LLP as principal independent accountant to perform the examination of its financial statements as of December 31, 1999, and for the year then ended, effective with the resignation of Dale Matheson, Carr-Hilton, the former independent accountant, which occurred on July 8, 1999. Dale Matheson, Carr-Hilton had been principal independent accountant for Stock Research Group, Inc., which was acquired by the Company on March 11, 1999. Dale Matheson, Carr-Hilton had performed audit services for the three most recent fiscal years ended December 31, 1998, 1997 and 1996, and had expressed unqualified opinions on such financial statements. In connection with those audits and through July 8, 1999, there were no disagreements between the Company and Dale Matheson, Carr-Hilton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Dale Matheson, Carr-Hilton would have caused them to make reference in their reports to the subject matter of the disagreements. The decision to change auditors was based on a determination by the Company that it requires the services of an international accounting firm.

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


                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                               As at June 30, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rates prevailing at period ends conversion table follows)


                                                       June            June
                                                     30, 1999        30, 1998
                                                    -----------     -----------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                       $ 4,585,598     $    47,281
    Short term investments                                  936          23,460
    Accounts receivable, net                            885,677         132,076
    Prepaids and other current assets                    16,833           9,249
                                                    -----------     -----------
                                                    $ 5,489,044     $   212,066

  LOAN RECEIVABLE                                   $    99,993     $    31,257

  PROPERTY AND EQUIPMENT, NET                       $   236,655     $    68,111

  OTHER ASSETS                                      $    18,952     $    19,773
                                                    -----------     -----------
                                                    $ 5,844,644     $   331,207
                                                    ===========     ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank line of credit                             $        --     $    22,167
    Accounts payable and accrued liabilities            700,635          26,990
    Deferred revenue                                     77,596          89,361
    Current portion of long-term debt                     9,438          12,973
                                                    -----------     -----------
                                                    $   787,669     $   151,491

  LONG-TERM DEBT                                    $    18,097     $    28,998
                                                    -----------     -----------
                                                    $   805,766     $   180,489

  CAPITAL STOCK

    COMMON STOCK
    No Par Value, Authorized
    100,000,000 shares; Issued and
    Outstanding 7,995,000 Shares                    $ 5,615,431     $        91

    RETAINED EARNINGS (DEFICIT)                     $  (576,553)    $   150,627
                                                    -----------     -----------
                                                      5,038,878         150,718
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,844,644     $   331,207
                                                    ===========     ===========

                          Stockgroup.com Holdings, Inc.
          CONSOLIDATED STATEMENT OF LOSS AND DEFICIT For the Six Months
                               Ended June 30, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rates prevailing at period ends conversion table follows)



                                             Three Months Ended                      Six Months Ended
                                       -------------------------------         -------------------------------
                                         June 30,           June 30,             June 30,           June 30,
                                           1999               1998                 1999               1998
                                       -----------         -----------         -----------         -----------
                                       (unaudited)         (unaudited)         (unaudited)         (unaudited)
REVENUE

   Revenue                             $ 1,008,091         $   250,640         $ 1,192,057         $   431,124
   Cost of revenues                        773,094              30,081             835,093              64,688
                                       -----------         -----------         -----------         -----------
     Gross profit                      $   234,997         $   220,559         $   356,964         $   366,436

EXPENSES

   Operating expenses:
     Sales and marketing               $   181,611         $    44,252         $   238,802         $   112,466
     Product development                    38,998              20,554              70,778              36,455
     General and administrative            419,826             125,570             602,958             196,433
                                       -----------         -----------         -----------         -----------
     Total operating expenses          $   640,435         $   190,376         $   912,538         $   345,354
                                       -----------         -----------         -----------         -----------
INCOME (LOSS) FROM OPERATIONS          $  (405,438)        $    30,183         $  (555,574)        $    21,082

OTHER ITEMS, NET                       $     2,423         $       135         $     2,661         $     3,127
                                       -----------         -----------         -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES      $  (403,015)        $    30,318         $  (552,913)        $    24,209

INCOME TAX PROVISION (RECOVERY)        $        --         $    (2,302)        $        --         $        --
                                       -----------         -----------         -----------         -----------
NET INCOME (LOSS)                      $  (403,015)        $    28,016         $  (552,913)        $    24,209
                                       ===========         ===========         ===========         ===========
RETAINED EARNINGS (DEFICIT)
 - Beginning of period                    (169,272)            126,166             (23,464)            134,397

FOREIGN CURRENCY FLUCTUATION                (4,266)             (3,555)               (176)             (7,979)
                                       -----------         -----------         -----------         -----------
RETAINED EARNINGS (DEFICIT), NET          (173,538)            122,611             (23,640)            126,418

RETAINED EARNINGS (DEFICIT)
 - End of period                       $  (576,553)        $   150,627         $  (576,553)        $   150,627
                                       ===========         ===========         ===========         ===========

Fully diluted income (loss)
 Per common share                           ($0.04)              $0.01              ($0.06)              $0.01
                                       ===========         ===========         ===========         ===========

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rates prevailing at period ends conversion table follows)

                                             Three Months Ended                       Six Months Ended
                                       -------------------------------         -------------------------------
                                         June 30,           June 30,             June 30,           June 30,
                                           1999               1998                 1999               1998
                                       -----------         -----------         -----------         -----------
                                       (unaudited)         (unaudited)         (unaudited)         (unaudited)
CASH FLOWS FROM OPERATIONS
   Net Income (Loss)                   $  (403,015)        $    28,016         $  (552,913)        $    24,209
   Add non-cash items:
     Amortization                            6,398               4,345              13,291               1,903
                                       -----------         -----------         -----------         -----------
   Net changes in other                $  (396,617)        $    32,361         $  (539,622)        $    26,112
   non-cash operating accounts:
     Short term investments            $       423         $    12,111         $       423         $     3,724
     Accounts receivable                  (769,789)            (20,062)           (782,939)            (11,669)
     Prepaid expenses                       30,700              (1,829)             22,971              (2,248)
     Other assets                             (815)              9,640                (815)               (815)
     Accounts payable                      509,783              19,288             630,409              (7,123)
     Deferred revenue                       32,524               9,092              34,239              10,029
                                       -----------         -----------         -----------         -----------
                                       $  (593,791)        $    60,601         $  (635,334)        $    18,010
                                       -----------         -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank line of credit               $   (10,304)        $    13,049         $   (78,833)        $    22,167
     Advances from shareholders                 --                  --             (12,547)             (5,883)
     Loan receivable                       (99,993)            (42,916)            (99,993)            (31,257)
     Long-term debt                         (3,706)             (7,183)             (7,307)             (7,183)
     Issuance of common stock            5,202,643                  --           5,615,340                  --
                                       -----------         -----------         -----------         -----------
                                       $ 5,088,640         $   (37,050)        $ 5,416,660         $   (22,156)
                                       -----------         -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Due to related company                 11,617              31,257         $        --         $    38,053
     Purchase of property and equip       (124,509)            (22,764)           (195,728)            (17,424)
                                       -----------         -----------         -----------         -----------
                                       $  (112,892)        $     8,493         $  (195,728)        $    20,629
                                       -----------         -----------         -----------         -----------
Net Increase In Cash                   $ 4,381,957         $    32,044         $ 4,585,598         $    16,483

Cash, Beginning Of Period              $   203,641         $    15,237         $        --         $    30,798
                                       -----------         -----------         -----------         -----------
Cash, End Of Period                    $ 4,585,598         $    47,281         $ 4,585,598         $    47,281
                                       ===========         ===========         ===========         ===========

HISTORIC EXCHANGE RATE CONVERSION TABLE

Conversion table for Canadian to U.S. Dollar Exchange


                                                Value of Canadian
                                                     Dollar
            Date                                in U.S. Dollars
     -----------------                          --------------

     June 30, 1999                                  0.6793

     June 30, 1998                                  0.6795



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 (all figures in Canadian Dollars)

During the six months ended June 30, 1999, the Company generated revenues of $1,754,831 which represents a 176% increase over the $634,473 generated in the six months ended June 30, 1998. The growth in revenues was predominantly due to new client and advertising sales. The Company also opened its first US office in San Francisco and expanded its Toronto sales team, which contributed to the increase in revenues. In addition, the average contract price of advertising agreements has increased significantly. This can be attributed to the expansion of advertising offerings and the high level of traffic on the Company's site.

There was a net loss of $813,946 for the six months ended June 30, 1999 as compared to a net income of $35,628 for the six months ended June 30, 1998. The loss during the period is largely attributable to increased levels of staff, investment in technology, and development costs, related to creation of the Company's `Next Generation' site, scheduled to launch in the third quarter. Additionally, part of the loss for the period is attributable to an increase in office costs as a result of the expansion into the United States and expansion of the Company's sales force. Overall these initiatives and the hiring of additional staff in production, finance, research, and administration attributed to an increase in Sales & Marketing costs and General & Administrative costs to $351,541 and $887,617 respectively for the six months ended June 30, 1999. This compares to $165,512 and $289,085 for these categories respectively for the six months ended June 30, 1998.

OVERVIEW AND BACKGROUND

Stockgroup.com operates what management believes is the largest publicly traded Internet destination site dedicated to providing information to investors interested in micro and small capitalization companies and markets.
Stockgroup.com has an established presence on the Internet and is an award-winning provider of comprehensive business and financial information to the small and micro cap markets (herein after collectively referred to as "small cap"). As part of its viewer services, Stockgroup.com also produces "The Small Cap Express", a free daily on-line investment market wire. This wire combines market statistics and information about small cap companies and markets and includes objective feature articles of interest to small cap investors. It is distributed, on an `as requested basis', via email to readers across North America and is also available through the feature page of www.stockgroup.com.

Stockgroup.com is also a leading provider of website design and Internet financial products and marketing services to small cap companies, a market segment that traditionally does not have the same coverage as larger public companies. Stockgroup.com's specialty products include private label quotes and charts, database tools for building relationships with shareholders, management traffic reports, design services and maintenance contracts.

MANAGEMENT

Marcus  New  is  the   founder,   Chairman  and  Chief   Executive   Officer  of
Stockgroup.com. Mr. New is an acknowledged authority on investing on the Internet. He has been an invited guest speaker to the New York Society of Security Analysts where his speech was transmitted on NBC's Private Financial Network. He has also appeared on national media broadcasts including CNBC, Bloomberg Radio, CNNfn, Investors On Line and Money Hunt. Mr. New is also a director of IRI Inc., the "for profit" company for the Investor Research Institute headquartered in New York.

Leslie Landes, President and Chief Operating Officer, has been with the Company since August 1998 and has been an advisor to the Company since inception. Mr. Landes previously founded Landes Enterprises Limited, a privately held interim turnaround management consulting company that advised and counseled clients in several industries including telecommunications and technology on issues ranging from mergers and acquisitions to international marketing campaigns. Prior to founding Landes Enterprises in 1992, Les Landes served as a senior executive of The Jim Pattison Group, Canada's third largest private company with sales in excess of $3 billion and over 13,000 employees. In these capacities, Mr. Landes successfully initiated and completed the acquisition of strategically important companies in a number of diverse industries. Mr. Landes also had active management responsibilities and under his presidency, the Jim Pattison Group's Sign Group Division was built into the largest electronic sign company in the world.

Craig Faulkner, Vice President Operations and Chief Technology Officer, has been a computer user and programmer for over 15 years and is one of the founding partners of Stockgroup.com. He brings extensive technical skills to the Stockgroup.com team and is responsible for the implementation and development of the product side of the business. Prior to joining Stockgroup.com, he was a computer consultant at Construction Select Software specializing in database applications. Among other accomplishments, under his direction, Stockgroup.com was a pioneer in the usage of on-the-fly page generation. This technology allows for dynamic data presentation to investors as it is generated.

John Dawe, CFA, Vice President Finance, Secretary and Treasurer, has been with the Company since November 1998 and has over 16 years experience in the investment brokerage and financial services community. Prior to joining Stockgroup.com, Mr. Dawe was the proprietor of a successful consulting practice that specialized in providing strategic analysis and marketing services to the financial services industry. During his career he has also held senior marketing, treasury and business development positions with Pemberton Securities, Pacific Coast Savings Credit Union, and The Pacific Corporate Trust Company.

DESCRIPTION OF BUSINESS MODEL

The Company's business model is based on serving two complementary target markets.

Target Market One - Small Cap Investors Seeking Reliable Information

Investors have difficulty obtaining timely, accurate investment information on small cap companies due to a lack of objective news sources. Most media organizations, investment firms and brokerage houses tend to focus a significant majority of their attention on larger public companies. As a result, small cap investors have not had access to the level of non-biased third party information or traditional sources of company research reports they desire. This lack of information is coupled with the increasing shift of investors from traditional retail brokerages to discount and on-line alternatives. This shift has created an increased interest in personal investment research on the part of individual investors and has drawn attention to the small cap sector. However, this interest has not been accompanied by an increased coverage of the small cap sector by traditional media, traditional brokerage firms or alternative on-line and discount investment service providers. As a result, investors have turned to other resources on the Internet as a method of obtaining the timely financial information needed to make small cap investment decisions.

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

The Stockgroup.com Internet Investment Information Community

To meet the needs of its two complementary target markets, Stockgroup.com has created an Internet information Community which provides a wide range of free services to investors interested in small cap companies and markets. Stockgroup.com's Community is multi-tier and includes both general interest and industry-specific areas including: Computer Hardware/Software; Telecomm; Mining/Exploration; Technology; Automotive; Oil/Gas; Financial/Insurance; Medical Tech.; Manufacturing; Biotech; Environmental; Food/Beverage Tech.; Real Estate; and Entertainment.

Overall the Community provides investors with a wide multi-tiered range of information, investment tools and interactive features. Along with news and original content articles, it includes detailed profiles of companies (including hotlinks to Stockgroup.com's small cap corporate clients), news releases, industry news, discussion forums, stock quotes, charts, and portfolio management and other investor research tools. Stockgroup.com's main site also features specialized summary information about small cap markets, such as the Top 50 Traders on Nasdaq, OTCBB, AMEX, TSE, VSE, ASE and ME which is not readily available on other Internet investment sites. In order to retain its competitive position, Stockgroup.com is presently developing its `Next Generation' site which will provide additions and improvements to its existing services and provide a greater level of information to its viewers. These improvements will be offered in the form of a new site which is currently scheduled for launch in late summer 1999. By satisfying its viewers' investment information needs, Stockgroup.com seeks to become the dominant single source of small and micro cap information on the Internet.

STOCKGROUP.COM'S SOURCES OF REVENUE

Historically,  Stockgroup.com has had three sources of revenue: (i) Advertising;
(ii) financial products for public companies' Internet sites; and (iii) marketing services.

Advertising

Stockgroup.com derives revenue from corporate advertisers who see benefit in presenting their products and services to Stockgroup.com's Internet audience. Advertisers seek and are willing to pay premium rates to advertise on Stockgroup.com, due to its highly specific demographics and heavy traffic. The investor demographic profile, which consists of highly educated, technically savvy, mid to high-income level earners and higher risk investors is very attractive to numerous advertisers. The Company's corporate advertisers have included such companies as IBM, Microsoft, VISA, Solomon Smith Barney, Datek Securities, Standard & Poors, CIBC, Bank of America, Charles Schwab, Intel, Ameritrade, Quicken, The Toronto Stock Exchange, and Discover Brokerage.

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

Marketing Services

As  a  means  of  providing   small  cap   companies   with  greater   exposure,
Stockgroup.com markets services such as placement of clients' sites on Stockgroup.com's proprietary information Community and `rental' access to Stockgroup.com's proprietary Email listing of over 27,500 investors. In addition, Stockgroup.com provides advertising management services, essentially acting as an on-line advertising agency providing advertisement design and placement services for its small cap clients. Stockgroup.com also places ads, depending on client budgets, on other on-line web sites that it believes will provide the client with the greatest exposure to the investment community.

CORPORATE DEVELOPMENTS DURING THE PERIOD

Increased revenues

During the second quarter the Company saw an increase in revenues of 302% over the same period last year and an increase in revenues of 176% for the six month period ended June 30, 1999 versus the same period in 1998.

Private Placement

During the second quarter the company completed of a private placement totaling an aggregate of USD$5.4 million through the issuance of 900,000 common shares at USD $6.00 per share.

Strategic advertising agreements

During the last six months, the Company has developed key strategic advertising agreements with Excite, Lycos, Webcrawler and Netscape. Under these agreements, Stockgroup.com has purchased the exclusive rights to the key words "micro-cap," "small-cap" and all variations thereof, solidifying the Company's presence in the small and micro-cap industry and effectively establishing additional competitive barriers to entry. When a user of these search engines selects one of Stockgroup.com's key words, a color advertisement appears guiding the user to Stockgroup.com's website.

Expanded Board of Directors

As outlined in Item 5, the Company is saddened to report that Mr. Clark Burch, a long time director of the Company, died on June 11, 1999. Due to Mr. Burch's death, a seat on the Board of Directors became vacant. To fill this vacancy and broaden its base of directors, an expansion of the board of directors was approved by the board and it appointed Mr. David Caddey and Mr. Leslie Landes as new directors of the Company. Management believes these appointments have enhanced the board due to the extensive technological leadership and managerial experience brought to the board by Mr. Caddey and Mr. Landes.

Application filed for listing on the Nasdaq SmallCap Market

During the second quarter the Company filed an application for listing on the Nasdaq Smallcap Market. This initiative was taken to reach a broader base of investors, institutions, brokerage firms and fund managers.

Advertising and Public Relations Initiative

As part of the planned launch of its `Next Generation' site, during the second quarter, the Company retained New York based RocketScience as its agency of record for an advertising and brand-building awareness campaign. The agency will be responsible for a variety of advertising and marketing activities to drive traffic to the site by positioning www.stockgroup.com as the premier brand in the micro- and small-cap arena. RocketScience is a five year-old advertising agency that specializes in the use of BrandMessagingsm. BrandMessaging provides a blueprint that assures the message created will be consistent with the marketing goals of a company and that it contains a persuasive thought that works throughout the spectrum of media. To do this, RocketScience creates a unique BrandMessaging plan for each client, product, and/or assignment that helps maximize the placement of these messages so that companies achieve their specific business goals. The firm is responsible for having created the trade & consumer campaigns that helped to develop both the advertising and the audience for New Century Network's NewsWorks. Formed by nine major media companies including Advance Communications, Cox Communications, The Chicago Tribune, Hearst, Gannett, Knight-Ridder, Inc., The New York Times, The Washington Post and Times-Mirror, NewsWorks aggregated content, marketed and sold space on 150 newspaper websites across the country.

Continued progress made in development of `Next Generation' site

Significant progress was made during the quarter toward completing the Company's `Next Generation' site scheduled for launch in the third quarter. Management views launch of this site as one of the Company's most significant milestones to date. Management believes the site's online analyst reports, real-time quotes, charting information and in-depth news and commentary will be important tools to equip investors with information to make informed self-directed decisions regarding small and micro-cap stocks.

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

Control by Management Group

In the aggregate, direct and beneficial ownership of the Company's Shares by Management and Directors represent approximately 49.9% of the Company's issued and outstanding shares of common stock. Hence, the Management Group has effective control of the corporation.

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

Shares Eligible for Future Sale; Limited Trading Market

Potential Future 144 Sales

As of June 30, 1999, of the shares of the Company's Common Stock authorized, there were issued and outstanding 7,995,000 of which 4,800,000 are "restricted shares" as that term is defined under the Act, and in the future may be sold in compliance with Rule 144 of the Act, or pursuant to a Registration Statement filed under the Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to 1% of our outstanding common stock every 3 months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate of the Company and who has satisfied a (3) three year holding period without any quantity limitation and whether or not there is adequate current public information available. The Company has reserved 2,000,000 shares for issuance upon exercise of Options authorized in its 1999 Incentive Stock Option Plan.

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

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the six month period ending June 30, 1999. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.


Quarter Ending:             High           Low           Volume

March 31, 1999            $ 10.25        $ 6.00         3,339,000

June 30, 1999             $  9.00        $ 3.125        4,859,200

No assurance can be given that a market for the Company's Common Stock will be sustained or that the Common Stock will continue to be quoted on the OTC Bulletin Board.

On June 30, 1999, the Company had 30 registered shareholders owning 7,995,000 shares.

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

PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

During the quarter the Company completed a private placement of 900,000 common shares at USD$6.00 per share for aggregate proceeds of USD$5,400,000. These shares are deemed "restricted shares" as that term is defined under U.S. securities law. (This private placement includes the sale of 750,000 shares previously noted under `Subsequent Events' in the Notes to the Company's financial statement 10QSB filing for the period ending March 31, 1999).

Planned use of proceeds from the private placement:
The company raised capital to quickly expand its sales offices across the United States. The company opened up its first office in San Francisco in April 1999. The second will be in New York August 1999 with the future goal of having six sales offices in the U.S. and the three existing in Canada. In addition, the company plans to use the proceeds of the private placement to invest in equipment and to develop and market its `Next Generation' Internet site, scheduled for launch late summer 1999. The development of this `Next Generation' Internet site has required the company to increase its employee base significantly adding more technical, database, research and sales personnel. The new site will open up a new revenue stream for the company in the form of subscription revenues.

Item 5. Other Events.

Mr. Clark Burch, a director of Stockgroup.com Holdings, Inc. died on June 11, 1999 leaving vacant a position on the Board of Directors of the Corporation.

On June 15, 1999 the Board of Directors of the Corporation appointed Mr. David Caddey as a director of the Corporation to serve in such capacity until his successor shall have been duly elected and qualified.

David N.Caddey, B.Sc., M.Sc., is, and has been since 1990, Vice President and General Manager of MacDonald Dettwiler and Assoc. ("MDA"), a leading Canadian space and information technology company. MDA is a wholly owned subsidiary of Orbital Science Corp. (NASDAQ:ORB). Mr. Caddey received a Bachelor of Science degree from the Royal Military College in 1971 and a Master of Science Degree from the Royal Military College in 1976.

On June 15, 1999 the Board of Directors of the Corporation, in accordance with the bylaws of the Corporation, also approved an increase in the number of positions on the Board of Directors and approved the appointment of Mr. Leslie
A. Landes as a director of the Corporation to serve in such capacity until his successor shall have been duly elected and qualified.

Leslie A. Landes has been with the Corporation since August 1998. Mr. Landes previously directed Landes Enterprises Limited, a privately held interim turnaround management consulting company that advised and counseled clients in several industries including telecommunications and technology on issues ranging from mergers and acquisitions to international marketing campaigns.

Additionally, on June 15, 1999 Leslie A. Landes was elected to the offices of President and Chief Operating Officer of the Corporation and Marcus New was elected and shall continue to serve as Chairman of the Board and Chief Executive Officer of the Corporation.

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K - June 25, 1999
          Reporting information on Item 5 - Other Events

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP.COM HOLDINGS, INC.
(Registrant)

Date:  July 8, 1999                By:  /s/  Marcus A. New
                                        ----------------------------------
                                        Marcus A. New, Chairman & CEO