Form 10QSB
period 1999-09-30
STOCKGROUP COM HOLDINGS INC
filed 1999-11-12
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999.

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

    SUITE 500 - 750 W PENDER STREET
VANCOUVER BRITISH COLUMBIA CANADA V6C 2T7                            A2
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, (604) 331-0995


           Former address: Suite 1000 789 W Pender Street, Vancouver,
                        British Columbia, Canada V6C 1H2
             (Former name or address, if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,195,000

Transitional Small Business Disclosure Format (check one); Yes: ___  No:_X_

                            Stockgroup.com Holdings, Inc.
                                    FORM 10-QSB

                                     INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

         Consolidated Balance Sheets                                         3

         Consolidated Statement of Loss and Deficit                          4

         Consolidated Statement of Cash Flows                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13

Item 3.  Qualitative and Quantitative Disclosure about Market Risk          19

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          33

Item 5.  Other Events                                                       33

Item 6.  Exhibits and Reports on Form 8K                                    33

SIGNATURE PAGE                                                              34

FINANCIAL DATA SCHEDULE                                                     35

Item 1.  FINANCIAL STATEMENTS


                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                            As at September 30, 1999
                  (UNAUDITED - Expressed in Canadian Dollars)


                                                     Unaudited       Unaudited
                                                     September       September
                                                     30, 1999        30, 1998
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                       $ 4,936,383     $    81,078
    Short term investments                               16,489          32,478
    Accounts receivable, net                          1,217,986         187,198
    Prepaids and other current assets                 2,666,620           9,102
                                                    -----------     -----------
                                                    $ 8,837,478     $   309,856

  LOAN RECEIVABLE                                   $        --          25,000

  PROPERTY AND EQUIPMENT, NET                       $   519,482     $    89,258

  OTHER ASSETS                                      $    27,900     $    29,100
                                                    -----------     -----------
                                                    $ 9,384,860     $   453,214
                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank line of credit                             $        --     $    51,814
    Accounts payable and accrued liabilities          1,160,382          59,183
    Deferred revenue                                    151,389         115,835
    Current portion of long-term debt                    10,474          15,887
                                                    -----------     -----------
                                                    $ 1,322,245     $   242,719

  LONG-TERM DEBT                                    $    24,474     $    40,580
                                                    -----------     -----------
                                                    $ 1,346,719     $   283,299

CAPITAL STOCK

    COMMON STOCK
    No Par Value, Authorized
    100,000,000 shares; Issued and
    Outstanding 8,195,000 Shares                    $10,033,136             134

    RETAINED EARNINGS (DEFICIT)                     $(1,994,995)    $   169,781
                                                    -----------     -----------
                                                      8,038,141         169,915
                                                    -----------     -----------
                                                    $ 9,384,860     $   453,214
                                                    ===========     ===========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                           Stockgroup.com Holdings, Inc.
           CONSOLIDATED STATEMENT OF LOSS AND DEFICIT for the Nine Months
                             Ended September 30, 1999
                   (UNAUDITED - Expressed in Canadian Dollars)


                                           Three Months Ended               Nine Months Ended
                                       ---------------------------     ---------------------------
                                       September 30,   September 30,   September 30,   September 30,
                                           1999           1998             1999            1998
                                       -----------     -----------     -----------     -----------
                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE

   Revenue                             $   450,770     $   313,213     $ 2,205,601     $   947,686
   Cost of revenues                        290,389          57,875       1,519,733         153,074
                                       -----------     -----------     -----------     -----------
     Gross profit                      $   160,381     $   255,338     $   685,868     $   794,612

EXPENSES

   Operating expenses:
     Sales and marketing               $   560,396     $   100,608     $   911,937     $   266,120
     Product development                   205,758          32,612         309,950          86,261
     General and administrative            540,476         175,730       1,428,093         464,815
                                       -----------     -----------     -----------     -----------
     Total operating expenses          $ 1,306,630     $   308,950     $ 2,649,980     $   817,196
                                       -----------     -----------     -----------     -----------
INCOME (LOSS) FROM OPERATIONS          $(1,146,249)    $   (53,612)    $(1,964,112)    $   (22,584)

OTHER ITEMS, NET                                --           1,719     $     3,917     $     6,319
                                       -----------     -----------     -----------     -----------
NET INCOME (LOSS)                      $(1,146,249)    $   (51,893)    $(1,960,195)    $   (16,265)
                                       ===========     ===========     ===========     ===========
RETAINED EARNINGS (DEFICIT)
  - beginning of period                   (848,746)        221,674         (34,800)        186,046
                                       -----------     -----------     -----------     -----------
RETAINED EARNINGS (DEFICIT)
  - end of period                      $(1,994,995)    $   169,781     $(1,994,995)    $   169,781
                                       ===========     ===========     ===========     ===========

Basic (Loss) Per Common Share          $     (0.14)    $     (0.01)    $     (0.30)    $      0.00
                                       ===========     ===========     ===========     ===========

Weighted Average Number of
Common Shares Outstanding                8,023,261       3,660,000       6,536,667       3,660,000
                                       ===========     ===========     ===========     ===========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1999
                   (UNAUDITED - Expressed in Canadian Dollars)

                                            Three Months Ended              Nine Months Ended
                                       ---------------------------     ---------------------------
                                       September 30,   September 30,   September 30,   September 30,
                                           1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATIONS
   Net Income (Loss)                  $(1,146,249)      $  (51,893)    $(1,960,195)    $   (16,265)
   Add (deduct) non-cash items:
     Amortization                          40,160           15,845          59,725          18,645
                                       -----------      ----------     -----------     -----------
                                       (1,106,089)         (36,048)     (1,900,470)          2,380
   Net changes in other non-cash
    operating accounts:
     Accounts receivable                   85,823            7,175      (1,066,745)         (9,998)
     Short term investments               (15,111)           2,047         (14,489)          7,528
     Prepaid expenses                  (2,641,840)           4,509      (2,608,024)          1,200
     Other assets                              --               --          (1,200)         (1,200)
     Accounts payable                     128,972           19,463       1,056,999           8,981
     Deferred revenue                      37,160          (15,675)         87,564            (915)
                                      -----------      -----------     -----------     -----------
                                      $(3,511,085)     $   (18,529)    $(4,446,365)    $     7,976
                                      -----------      -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank line of credit                       --           19,191        (116,050)         51,814
     Advances from shareholders                --               --         (18,471)         (8,658)
     Loan receivable                      147,200           21,000              -          (25,000)
     Long-term debt                        (5,586)          (5,300)        (16,343)        (15,871)
     Issuance of common stock           1,766,640               --      10,033,002              --
                                      -----------      -----------     -----------     -----------
                                      $ 1,908,254      $    34,891     $ 9,882,138     $     2,285
                                      -----------      -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Due to(from) related company              --               --              --          56,000
     Purchase of property and equip.     (211,262)          (4,866)       (499,390)        (30,508)
                                      -----------      -----------     -----------      -----------
                                      $  (211,262)          (4,866)    $  (499,390)    $    25,492
                                      -----------      -----------     -----------     -----------
Net Increase (Decrease) In Cash        (1,814,093)          11,496       4,936,383          35,753

Cash, Beginning Of Period               6,750,476           69,582               -          45,325
                                      -----------      -----------     -----------     -----------
Cash, End Of Period                   $ 4,936,383      $    81,078     $ 4,936,383     $    81,078
                                      ===========      ===========     ===========     ===========

                          Stockgroup.com Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 1999
                                   (UNAUDITED)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  History of Company

Stockgroup.com Holdings, Inc. was incorporated under the laws of Colorado on December 6, 1994 under the name of I-Tech Holdings Group, Inc. On March 11, 1999, we acquired Stock Research Group, Inc. ("our subsidiary") and underwent a change in control. Through our subsidiary, we commenced our present business at that time. Prior to that time we were engaged in the design and implementation of websites. All descriptions concerning our business included in this Quarterly Report incorporate our subsidiary. On May 6, 1999, we officially changed our name from I-Tech Holdings Group, Inc. to Stockgroup.com Holdings, Inc.

Our subsidiary has been in operation since May 4, 1995 and historically, has had three sources of revenue: (i) advertising; (ii) financial products for public companies' Internet sites; and (iii) marketing services.

Our executive offices are located at Suite 500 - 750 West Pender Street, Vancouver, British Columbia V6C 2T7. We also maintain offices in New York, San Francisco, Toronto and Calgary. We are a reporting issuer under the Exchange Act.

(b)  Unaudited  Interim  Financial   Information  prepared  in  accordance  with
     Canadian GAAP

The unaudited interim financial statements of the Company for the nine months ended September 30, 1999, included herein have been prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). All figures are presented in Canadian dollars.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations and its cash flows for the nine months ended September 30, 1999 and 1998.

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

(i)  Research and development costs

The company expenses all market research and product development costs as incurred.

(2)  CAPITAL STOCK
                                       September                December
                                       30, 1999                 31, 1998
                                   #            $            #            $
                               ----------   ----------   ----------   ----------
                                      (Unaudited)              (Audited)
Authorized
  100,000,000 (1998 - 200)

Issued
  Balance, beginning of year          200  $       134          200   $      134
  Share split (18,300 for 1)    3,659,800           --    3,659,800           --
                               ----------   ----------   ----------   ----------
                                3,660,000          134    3,660,000          134
Issued during period
  For cash                        240,000      600,000           --           --
  I-Tech acquisition            3,195,000        7,533           --           --
  Private placement               900,000    7,658,829
  Private placement               200,000    1,766,640
                               ----------   ----------   ----------   ----------
                                4,535,000   10,033,002           --           --
                               ----------   ----------   ----------   ----------
                                8,195,000  $10,033,136    3,660,000   $      134
                               ==========   ==========   ==========   ==========


In addition to the noted changes, during the current fiscal period the Company's authorized Class A common shares was also increased to 100,000,000 shares following the stock split.


(3)  SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the following events occurred which have a bearing on the activities of the Company:

1.  On  October  5,  1999  the  Company  launched  its  new  on-line  investment
information   Community   www.smallcapcenter.com.   This  event  represents  the
culmination of a significant investment of time and resources by the Company.

The launch of www.smallcapcenter.com and its national advertising campaign subsequent to the third quarter marked two significant achievements in the implementation of the Company's strategic plan. We believe the introduction of www.smallcapcenter.com has solidified our position as a leading Internet content provider of micro- and small-cap information. The look, feel, and functionality of www.smallcapcenter.com represent a significant improvement in the features offered on our previous www.stockgroup.com site and compare favorably with the services offered by other Internet financial information sites now in operation. In particular, the daily real time editorial and news reporting and increased access to micro- and small-cap company information not previously available on the Internet characterize some of the leading edge features on the site.

Additionally, our advertising campaign based around the slogan "Where to Find The Next Big Thing" has significantly increased our profile with investors in North America and is anticipated to drive increased levels of traffic to www.smallcapcenter.com. To date, some of the prominent media purchases we have made include full and partial page ads and/or commercials in U.S. News & World Report, the Chicago Sun Times, the National Post, CNBC, and the Wall Street Journal.


2. At the Corporation's 1998 Annual General Meeting on October 7, 1999 shareholders voted to ratify the Corporation's appointees for the Board of Directors. Our Board of Directors is now composed of the following persons:

Marcus New - Chairman & CEO

Louis deBoer II - President of MediaFutures, Inc.

David N.Caddey, B.Sc., M.Sc., - Vice President of MacDonald Dettwiler and Associates

Craig Faulkner - Chief Technology Officer

Leslie Landes - President & Chief Operating Officer


3. At the Corporation's 1998 Annual General Meeting on October 7, 1999 shareholders voted to ratify the Corporation's appointment of Ernst & Young LLP as the Company's independent certifying accountant.

4. Subsequent to the end of the quarter we signed an agreement with Yahoo! (Nasdaq: YHOO) to deliver daily and weekly broadcasts, which are accessible through www.smallcapcenter.com. Yahoo! will broadcast smallcapcenter.com's daily updates on the small and micro cap markets, called "Small Cap Snapshot," and weekly interviews with executives from small and micro cap companies. Additionally, through Yahoo!, Stockgroup.com clients will be able to broadcast quarterly conference calls, special events, live interviews and question and answer sessions. The content will be featured in several sections of the Business area on Yahoo! Broadcast and will be archived for on-demand listening.


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

                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                            As at September 30, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rates prevailing at period ends
                            - conversion table follows)


                                                     September       September
                                                     30, 1999        30, 1998
                                                    -----------     -----------
                                                    (unaudited)     (unaudited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                       $ 3,358,221     $    53,139
    Short term investments                               11,217          21,286
    Accounts receivable, net                            828,596         122,690
    Prepaids and other current assets                 1,814,102           5,965
                                                    -----------     -----------
                                                    $ 6,012,136     $   203,080

  LOAN RECEIVABLE                                   $        --     $    16,385

  PROPERTY AND EQUIPMENT, NET                       $   353,404     $    58,500

  OTHER ASSETS                                      $    18,980     $    19,072
                                                    -----------     -----------
                                                    $ 6,384,520     $   297,037
                                                    ===========     ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank line of credit                             $        --     $    33,959
    Accounts payable and accrued liabilities            789,408          38,789
    Deferred revenue                                    102,990          75,918
    Current portion of long-term debt                     7,125          10,412
                                                    -----------     -----------
                                                    $   899,523     $   159,078

  LONG-TERM DEBT                                    $    16,650     $    26,596
                                                    -----------     -----------
                                                    $   916,173     $   185,674


  CAPITAL STOCK

    COMMON STOCK
    No Par Value, Authorized
    100,000,000 shares; Issued and
    Outstanding 8,195,000 Shares                    $ 6,825,542     $        88

    RETAINED EARNINGS (DEFICIT)                     $(1,357,195)    $   111,275
                                                    -----------     -----------
                                                      5,468,347         111,363
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 6,384,520     $   297,037
                                                    ===========     ===========

                          Stockgroup.com Holdings, Inc.
          CONSOLIDATED STATEMENT OF LOSS AND DEFICIT For the Nine Months
                              Ended September 30, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rates prevailing at period ends
                            - conversion table follows)


                                            Three Months Ended               Nine Months Ended
                                       ---------------------------     ---------------------------
                                      September 30,   September 30,   September 30,   September 30,
                                           1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE

   Revenue                             $   306,659     $   205,280     $ 1,500,470     $   621,114
   Cost of revenues                        197,552          37,931       1,033,874         198,760
                                         ---------      ----------     -----------     -----------
     Gross profit                      $   109,107     $   167,349     $   466,596     $   422,354

EXPENSES

   Operating expenses:
     Sales and marketing               $   381,237     $    65,938     $   620,391     $   136,104
     Product development                   139,977          21,374         210,859          28,632
     General and administrative            367,687         115,174         971,532         272,419
                                       -----------     -----------     -----------     -----------
     Total operating expenses          $   888,901     $   202,486     $ 1,802,782     $   437,155
                                       -----------     -----------     -----------     -----------
INCOME (LOSS) FROM OPERATIONS          $  (779,794)    $   (35,137)    $(1,336,186)    $   (14,801)

OTHER ITEMS, NET                       $        --     $     1,127     $     2,665     $     4,141
                                       -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES      $  (779,794)    $   (34,010)    $(1,333,521)    $   (10,660)

INCOME TAX PROVISION (RECOVERY)        $        --     $        --     $        --     $        --
                                       -----------     -----------     -----------     -----------
NET INCOME (LOSS)                      $  (779,794)    $   (34,010)    $(1,333,521)    $   (10,660)
                                       ===========     ===========     ===========     ===========
RETAINED EARNINGS (DEFICIT)
 - Beginning of period                    (576,553)        150,267         (23,464)        125,444

FOREIGN CURRENCY FLUCTUATION                  (848)         (4,982)           (210)         (3,509)
                                       -----------     -----------     -----------     -----------
  DEFICIT, NET                            (577,401)        145,285         (23,674)        121,935

DEFICIT - End of period                $(1,357,195)    $   111,275     $(1,357,195)    $   111,275
                                       ===========     ===========     ===========     ===========

Fully diluted income (loss)
 Per common share                      $     (0.08)    $    (0.01)      $    (0.14)    $      0.00
                                       ===========     ===========      ===========    ===========

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1999
                                   (UNAUDITED)
          (Converted to U.S. Dollars at rates prevailing at period ends
                           - conversion table follows)


                                           Three Months Ended               Nine Months Ended
                                       ---------------------------     ---------------------------
                                      September 30,   September 30,   September 30,   September 30,
                                           1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATIONS
   Net Income (Loss)                   $  (779,794)    $   (34,010)    $(1,333,521)    $   (10,660)
   Add (deduct) non-cash items:
     Amortization                           27,322          10,384          40,631          12,220
                                       -----------     -----------     -----------     -----------
   Net changes in other                $  (752,472)    $   (23,626)    $(1,292,890)    $     1,560
   non-cash operating accounts:
     Short term investments            $   (10,280)    $     1,342     $    (9,857)    $    (6,553)
     Accounts receivable                    58,385           4,702        (725,707)          4,934
     Prepaid expenses                   (1,797,244)          2,955      (1,774,239)            786
     Other assets                               --              --            (816)           (786)
     Accounts payable                       87,740          12,756         719,076           5,886
     Deferred revenue                       25,280         (10,273)         59,571            (600)
                                       -----------     -----------     -----------     -----------
                                       $(2,388,591)    $   (12,144)    $(3,024,862)    $     5,227
                                       -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank line of credit               $        --     $    12,578     $   (78,949)    $    33,959
     Advances from shareholders                 --              --         (12,566)         (5,674)
     Loan receivable                       100,140          13,763              --         (16,385)
     Long-term debt                         (3,800)         (3,474)        (11,118)        (10,402)
     Issuance of common stock            1,201,845              --       6,825,451              --
                                       -----------     -----------     -----------     -----------
                                       $ 1,298,185     $    22,867     $ 6,722,818     $     1,498
                                       -----------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Due to (from) related company     $        --     $        --     $        --     $    36,702
     Purchase of property and equip.      (143,722)         (3,189)       (339,735)        (19,994)
                                       -----------     -----------     -----------     -----------
                                       $  (143,722)    $    (3,189)    $  (339,735)    $    16,708
                                       -----------     -----------     -----------     -----------
Net Increase (Decrease) In Cash        $(1,234,128)    $     7,534     $ 3,358,221     $    23,433

Cash, Beginning Of Period              $ 4,592,349     $    45,605     $        --     $    29,706
                                       -----------     -----------     -----------     -----------
Cash, End Of Period                    $ 3,358,221     $    53,139     $ 3,358,221     $    53,139
                                       ===========     ===========     ===========     ===========

HISTORIC EXCHANGE RATE CONVERSION TABLE

Conversion table for Canadian to U.S. Dollar Exchange


                                               Value of Canadian
                                                    Dollar
            Date                                in U.S. Dollars
     -----------------                          ---------------

     September 30, 1999                             0.6803

     December 31, 1998                              0.6743

     September 30, 1998                             0.6554



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 (all figures in Canadian Dollars)

During the quarter ended September 30, 1999, the Company generated revenues of CDN$450,770 which represents a 49% increase over the CDN$313,213 generated in the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, revenues totaled CDN$2,205,601 versus CDN$947,686 for the same period in 1998, or an improvement of 142% year over year. The growth in revenues was primarily due to higher sales of Internet marketing services to corporations and increased advertising sales. The Company also opened its second US office in New York and hired more sales staff in its Vancouver office.

The Company incurred a net loss of CDN$(1,146,249) for quarter ended September 30, 1999. This compared with a net loss of CDN$(51,893) for the third quarter in 1998. For the nine month period ended September 30, 1999, the Company's net loss increased from CDN$(16,265) in 1998 to CDN$(1,960,195) in 1999. These losses are a function of implementation of the Company's strategic plans and had been anticipated. During the period the introduction of new services and increased sales of advertising caused our cost of revenues to increase and our gross profit to decrease relative to the same period in 1998. This was due primarily to the purchase of new data feeds and subcontracting costs related to advertising purchases for clients. During the quarter the Company incurred significant expenses related to development of www.smallcapcenter.com, its new on-line Community. These included development expenses for a major advertising campaign which will be undertaken in the fourth quarter to announce launch of the new Community. One time development and new ongoing operating expenses related to this project had a major bearing on financial results. As a result of the development and launch of www.smallcapcenter.com, the company experienced significant increases in: sales and marketing expenses which increased 457% for the quarter and 243% for the nine month period and product development expenses which increased 531% for the quarter and 259% for the nine month period. Additionally, general and administrative expenses increased by 208% for the quarter and 207% for the nine month period ended September 30, 1999.

Advertising development expenses related to site launch initiatives accounted for a majority of the increase within sales and marketing. Items which accounted for a majority of the increases in general and administrative were: higher office rent expenses due to an expansion of our branch network, increased staffing costs, costs related to temporary data entry staff used for site development, and travel.

During the quarter we completed a private placement with Southam, Inc., a subsidiary of Hollinger International (NYSE: HLR). Funds from this private placement were used to purchase advertising in Southam newspapers. This transaction significantly contributed to the increase in our prepaid assets.

CORPORATE DEVELOPMENTS DURING THE PERIOD

Ernst & Young LLP named as new independent accountant

On July 7, 1999 the Board of Directors approved the appointment of Ernst & Young LLP as the Company's new independent accountant. The Company selected Ernst & Young due to its international branch network and expertise in the audit of technology firms.

New York office opening

On September 1, 1999 we opened our New York branch. This office is home to both sales staff and our New York news bureau. The Company is now actively recruiting sales and editorial staff for this office.

Board of Directors

During the quarter the Company nominated Louis deBoer II for the position of Director. This nomination was ratified by shareholders on October 7, 1999. Mr. deBoer has over 20 years experience in the strategic development of national media programming, advertising sales and content development. His extensive background and knowledge of the on-line industry and start-up ventures, as well as his marketing and research accomplishments, have helped nationally recognized companies such as HBO, Inc., U.S. West (NYSE: USW), United News and Media (NASD:
UNEWY) and Court TV. Mr. deBoer spent 17 years at HBO culminating in the positions of Executive Vice President of HBO Inc. and President of its International division. Mr. deBoer played an instrumental role in helping negotiate and broker deals that significantly increased the company's presence in its International markets. His managerial and operational experience also played a pivotal role in helping shape several of HBO's international start-up ventures. Currently Mr. deBoer serves as President of MediaFutures, Inc. with clients in the Internet and cable broadcasting industries.

Private Placement

In the second quarter the company completed a private placement with Southam, Inc. totaling an aggregate of USD$1.2 million through the issuance of 200,000 common shares at USD $6.00 per share. Southam, Inc. is a subsidiary of Hollinger International (NYSE: HLR), a leading newspaper publishing company. Funds from this private placement are being used for advertising in Southam newspapers.

Increased revenues

During the third quarter we saw an increase in revenues of 49% over the same period last year and an increase in revenues of 142% for the nine month period ended September 30, 1999 versus the same period in 1998.

CORPORATE OVERVIEW AND BACKGROUND

We are an investment information on-line Community with viewers in the United States, Canada and abroad. The Community model is based on the creation and fostering of an Internet site which provides members with a range of services and content which are targeted toward a certain area of interest. Community sites are generally designed to provide users with a stimulating interactive experience which encourages them to return to the Community on a frequent basis. The essence of the Community model is to provide an on-line home which wins the loyalty of viewer members. Content is usually based around themes of interest such as News, Business, Investing, Career Information, Travel, Medical & Life Issues, Technology, Sports & Entertainment, etc. Generally, a Community's revenue rely on the sale of advertising, e-mail commerce arrangements and the sale of membership subscriptions for premium content or other special services.

We focus on business and financial news and information for investors interested in micro and small capitalization companies. These are companies that have market capitalization (defined as shares outstanding times the market price per share) of less than USD$750 million in the case of "small capitalization" companies or USD$50 million in the case of "micro capitalization" companies.

Our main website, www.smallcapcenter.com, acts as a portal for investors researching, analyzing, and discussing micro and small cap stocks and markets. This website provides newsworthy micro and small cap information to hundreds of thousands of investor viewers as well as disseminating information about our corporate clients. This information includes detailed profiles of companies, industry news, stock quotes, charts, daily market reports, news releases and other investment tools. Our Community is multi-tiered and includes both general interest and industry-specific areas including: Computers/Telcomm; Consumer Goods; Energy; Finance/Real Estate; Food & Beverage; Healthcare; Internet; Manufacturing; Natural Resources; Services; and Transportation. We believe that we have become a primary provider of timely, accurate investment information to micro and small cap investors.

We are also a leading provider of website design and Internet financial products and marketing services for small and micro cap companies, a market segment that traditionally has not had the same market profile as larger public companies. Some of the specialty products we produce include private label quotes and charts, database tools for building relationships with shareholders, "traffic" reports which allow a company's management to assess the impact of website use by its viewers, and design services and maintenance contracts.

Our business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in our business are various risks and uncertainties, including a limited operating history, a new and unproven business model and the limited history of commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of our products and services by the marketplace. As part of our strategic development plans, we invest significant resources in research and development of new products and services.

As of September 30, 1999 we had 52 employees, of which 48 were full time.


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

Target Market One - Small Cap Investors Seeking Reliable Information

Investors have difficulty obtaining timely, accurate investment information on small and micro cap companies due to a lack of objective news sources. Most media organizations, investment firms and brokerage houses tend to focus a significant majority of their attention on larger public companies. As a result, small and micro cap investors have not had access to the level of non-biased third party information or traditional sources of company research reports they desire. This lack of information is coupled with the increasing shift of investors from traditional retail brokerages to discount and on-line
alternatives.   This  shift  has  created  an  increased  interest  in  personal investment research on the part of individual investors. However, investor interest in the small and micro cap sectors has not been accompanied by an increased coverage of the small and micro cap sectors by traditional media, traditional brokerage firms or alternative on-line and discount investment service providers. As a result, investors have turned to other resources on the Internet as a method of obtaining the timely financial information needed to make small cap investment decisions.

Target Market Two - Small Cap Companies Seeking Better Exposure to Investors

As described above, small and micro cap companies do not receive the same coverage as large public companies. Over the last few years, the Internet has become a cost-effective solution to enhance their profile, but many small and micro cap companies have lacked the skills and knowledge to take full advantage of this opportunity. This had led to the outsourcing of Internet related services. Requirements of small and micro cap companies are broad and range from the design, development and maintenance of investor relations oriented websites to the creation of effective on-line advertising campaigns. Stockgroup.com has become a significant provider of these types of services.

Stockgroup.com does not act as a public relations or investor relations firm.

The smallcapcenter.com Internet Investment Information Community

To meet the needs of its two complementary target markets, Stockgroup.com has created www.smallcapcenter.com, an Internet information Community which provides a wide range of services to investors interested in small and micro cap companies and markets. A significant feature which differentiates smallcapcenter.com from other financial websites is its on-line news reporting. Stockgroup.com employs a staff of professional journalists who produce breaking stories throughout the trading day on topics of interest to small and micro cap investors. A major component of our business model is to develop and expand this news service into a world class news organization with bureaus and contributors throughout North America. Services on the site are currently offered on a free trial basis and we are projecting future revenues will arise from the conversion of viewers of the site into purchasers of subscription based services.

In addition to its news coverage features, the smallcapcenter.com Community is multi-tier and provides general interest and industry-specific areas including:
Computers/Telcomm; Consumer Goods; Energy; Finance/Real Estate; Food & Beverage; Healthcare; Internet; Manufacturing; Natural Resources; Services; and Transportation. Overall the Community provides investors with a wide range of information, investment tools and interactive features. Along with news and original content articles, the Community features detailed profiles of companies, news releases, industry news, discussion forums, stock quotes, charts, and portfolio management and other investor research tools.

By satisfying its viewers' investment information needs, Stockgroup.com seeks to become the dominant single source of small and micro cap information on the Internet.

STOCKGROUP.COM'S SOURCES OF REVENUE

Historically,  Stockgroup.com has had three sources of revenue: (i) advertising;
(ii) financial products for public companies' Internet sites; and (iii) marketing services.

Advertising

Stockgroup.com derives revenue from corporate advertisers who see benefit in presenting their products and services to smallcapcenter.com's Internet audience. Advertisers seek and are willing to pay premium rates to advertise on smallcapcenter.com, due to its highly specific demographics and heavy traffic. The investor demographic profile, which consists of well educated, technically savvy, mid to high-income level earners and higher risk investors is very attractive to numerous advertisers. Corporate advertisers have included such companies as IBM, Microsoft, VISA, Solomon Smith Barney, Datek Securities,
Standard & Poors, CIBC, Bank of America, Charles Schwab, Intel, Ameritrade, Quicken, The Toronto Stock Exchange, and Discover Brokerage.

Financial Products for Public Companies' Internet Sites

The Company offers monthly maintenance for websites and other web services such as private label quotes and charts, database tools for building relationships with shareholders and management "traffic" reports to track investor usage of websites and inquiries. In addition, unlike other web hosting and design companies, Stockgroup.com develops web sites with the investment community in mind.

Stockgroup.com offers packages which can be tailored to include some or all of its services and graphic design levels, depending on the needs and budget of each client.

Marketing Services

As a means of providing small cap companies with greater exposure, Stockgroup.com markets services such as placement of links to clients' sites on Stockgroup.com's proprietary information Community and `rental' access to Stockgroup.com's proprietary Email listing of over 27,500 investors. In addition, Stockgroup.com provides advertising management services, essentially acting as an on-line advertising agency providing advertisement design and placement services for its clients. Stockgroup.com also places ads, as a function of client budgets, on other web sites it believes will provide the client with the greatest exposure to the investment community.


Forward-looking statements

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

Brand  Identity  Is  Critical  to  the  Company;  Risks  Associated  with  Brand
Development

The Company believes that establishing and maintaining brand identity is a critical aspect of efforts to attract and expand its viewer base, Internet traffic and advertising and commerce relationships. Furthermore, the Company believes that the importance of brand recognition will increase as low barriers to entry encourage the proliferation of Internet sites. In order to attract and retain viewers, advertisers and subscriber clients, and in response to competitive pressures, the Company intends to increase its financial commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising campaigns in several forms of media, including television, print, on-line media, and other marketing and promotional efforts. If the Company does not generate a corresponding increase in revenue as a result of its branding efforts or otherwise fails to promote its brand successfully, or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, results of operations and financial condition would be materially and adversely affected.

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

Control by Management Group

In the aggregate, direct and beneficial ownership of the Company's Shares by Management and Directors represent approximately 46% of the Company's issued and outstanding shares of common stock. Hence, the Management Group has effective control of the corporation.

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

The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and on-line services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and on-line services due to system failures, including failures unrelated to the Company's systems. Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services.

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

The Company believes that the principal competitive factors for companies seeking to create Communities on the Internet are critical mass, functionality of the Web site, brand recognition, viewer affinity and loyalty, broad demographic focus and open access for visitors. In the future, Internet communities may be developed or acquired by companies currently operating other Communities or by Web directories, search engines, shareware archives and content sites, and by commercial on-line service providers ("OSPs"), Internet service providers ("ISPs") and other entities, certain of which may have more resources than the Company. The Company competes for users and advertisers with other content providers and with thousands of Web sites operated by individuals, the government and educational institutions. In addition, the Company could face competition in the future from traditional media companies, such as newspaper, magazine, television and radio companies, a number of which, including The Walt Disney Company ("Disney"), CBS Corporation ("CBS") and The National Broadcasting Company ("NBC"), have recently made significant acquisitions of or investments in Internet companies.

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

Additional Financing May Be Required

Additional financing may be required by us as we expect negative operating cash flow for the next fiscal year. Such financing may result in the issuance of additional securities and/or may not be available on terms favorable to us. We expect that we will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure. Accordingly, we may need to raise additional funds in a timely manner in order to fund our anticipated expansion and new enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. We do not have any contractual restrictions on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance our operations. Any such indebtedness could contain covenants, which would restrict its operations. There can be no assurance that additional financing if and when needed will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, it would have a material adverse effect on our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

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

Government Regulation and Legal Uncertainties Associated with the Internet

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, on-line content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain as to how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

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

Liability for Information Retrieved from or Transmitted over the Internet; Liability for Products Sold over the Internet

Because materials may be downloaded by the on-line or Internet services operated or facilitated by the Company or the Internet access providers with which it has relationships and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. Such claims have been brought against on-line services in the past. Such claims could be material in the future. In addition, the increased attention focused upon liability issues and legislative proposals could materially impact the overall growth of Internet use.

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

Shares Eligible for Future Sale; Limited Trading Market

Potential Future 144 Sales

As of September 30, 1999, of the shares of the Company's Common Stock authorized, there were issued and outstanding 8,195,000 of which 5,000,000 are "restricted shares" as that term is defined under the Act, and in the future may be sold in compliance with Rule 144 of the Act, or pursuant to a Registration Statement filed under the Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to 1% of our outstanding common stock every 3 months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate of the Company and who has satisfied a (3) three year holding period without any quantity limitation and whether or not there is adequate current public information available. The Company has reserved 2,000,000 shares for issuance upon exercise of Options authorized in its 1999 Incentive Stock Option Plan.

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


Quarter Ending:             High           Low           Volume

March 31, 1999            $ 10.25        $ 6.00         3,339,000

June 30, 1999             $  9.00        $ 3.125        4,859,200

September 30, 1999        $  5.00        $ 2.125        3,297,500

No assurance can be given that a market for the Company's Common Stock will be sustained or that the Common Stock will continue to be quoted on the OTC Bulletin Board.

On September 30, 1999, the Company had 26 registered shareholders owning 8,195,000 shares.

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

PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

During the quarter the Company completed a private placement of 200,000 common shares at USD$6.00 per share for aggregate proceeds of USD$1,200,000. These shares are deemed "restricted shares" as that term is defined under U.S. securities law.

Planned use of proceeds from the private placement:
Funds from this private placement are being used for advertising in Southam newspapers.

Item 5. Other Events.

1. On July 7, 1999, the Board of Directors of the Company approved the retention of the firm of Ernst & Young LLP as principal independent accountant to perform the examination of its financial statements as of December 31, 1999, and for the year then ended, effective with the resignation of Dale Matheson, Carr-Hilton, the former independent accountant, which occurred on July 8, 1999. Dale Matheson, Carr-Hilton had been principal independent accountant for Stock Research Group, Inc., which was acquired by the Company on March 11, 1999. Dale Matheson, Carr-Hilton had performed audit services for the three most recent fiscal years ended December 31, 1998, 1997 and 1996, and had expressed unqualified opinions on such financial statements. In connection with those audits and through July 8, 1999, there were no disagreements between the Company and Dale Matheson, Carr-Hilton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Dale Matheson, Carr-Hilton would have caused them to make reference in their reports to the subject matter of the disagreements. The decision to change auditors was based on a determination by the Company that it requires the services of an international accounting firm. The appointment of Ernst & Young was subsequently ratified at Company's 1998 Annual General Meeting on October 7, 1999.


Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K - July 9, 1999
          Reporting information on Item 4 - Change in Registrant's Certifying Accountant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP.COM HOLDINGS, INC.
(Registrant)

Date:  November 8, 1999                 By:  /s/  Marcus A. New
                                        ----------------------------------
                                        Marcus A. New, Chairman & CEO