Form 10KSB
period 1999-12-31
STOCKGROUP COM HOLDINGS INC
filed 2000-03-30
CIK 1054097

Form 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999.

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934

For  the  transition  period  from  ___________________  to  ___________________
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


Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,044,273.00

The aggregate market value of common equity held by non-affiliates of the registrant as of March 28, 2000 was $16,432,125.

The number of shares outstanding of each of the registrant's common equity, as of March 28, 2000 was 8,195,000.

Documents incorporated by reference:

Portions of the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form, are incorporated by referance to PART III hereof.


Transitional Small Business Disclosure Format (check one):Yes.[_]; No [x]




                           STOCKGROUP.COM HOLDINGS, INC.

                                    FORM 10-K

                  For The Fiscal Year Ended December 31, 1999

                                      INDEX

                                     Part I

Item 1.  Business.........................................................   2
Item 2.  Properties.......................................................   6
Item 3.  Legal Proceedings................................................   6
Item 4.  Submission of Matters to a Vote of Security Holders..............   6

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters..........................................................   7
Item 6.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition..............................................   7
         Risk Factors.....................................................  11
Item 7   Financial Statements ............................................  29
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures............................................  47


                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act................  48
Item 10. Executive Compensation...........................................  50
Item 11. Security Ownership of Certain Beneficial Owners and Management...  50
Item 12. Certain Relationships and Related Transactions...................  51
Item 13. Exhibits and Reports on Form 8K .................................  51

         Signatures.......................................................  52


                                     PART I

Item 1.   Business

GENERAL

Stockgroup.com Holdings, Inc. ("stockgroup.com" or "the Company") was incorporated under the laws of Colorado on December 6, 1994 under the name I-Tech Holdings Group, Inc. ("I-Tech"), a United States non-operating company registered on the NASD OTC Bulletin Board. The financial statements and supporting information in this report are issued under the name of Stockgroup.com but are a continuation of the financial statements and report of operations of Stock Research Group, Inc. ("SRG"), a British Columbia corporation which was incorporated on May 4, 1995. On March 11, 1999, pursuant to a reverse acquisition, SRG acquired the net assets of I-Tech. This transaction is considered a recapitalization of SRG for accounting purposes and an acquisition of Stockgroup.com by SRG. Accordingly, the transaction has been accounted for as a purchase of the net assets of Stockgroup.com by SRG, however Stockgroup.com continues as the remaining legal entity. Prior to the reverse acquisition, between 1995 and 1999, SRG had carried on active operations based on the business model described below.

The consolidated financial statements included in this document are prepared in U.S. Dollars and are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The comparative figures presented in the consolidated financial statements are those of SRG, originally reported in Canadian GAAP and Canadian Dollars. The comparative figures have been retroactively restated to conform to the U.S. GAAP presentation adopted in the current year. The comparative figures have been recast into U.S. Dollars in accordance with FASB Statement No. 52, Foreign Currency Translation.

Stockgroup.com has offices in New York, San Francisco, Toronto, Calgary and maintains its corporate headquarters in Vancouver. Focusing on news and information for small cap and micro cap* investors, Stockgroup.com has created an Internet investor information Community which brings together small cap investors and companies and provides information on small cap market developments. In October 1999 Stockgroup.com launched its next generation Internet Community, www.smallcapcenter.com, which acts as a portal for investors researching, analyzing, and discussing small cap stocks and markets.

In addition smallcapcenter.com provides extensive information on North American publicly traded companies and showcases unbiased original financial news content on small cap companies and markets. These news features are produced throughout the trading day by Stockgroup.com's staff of professional financial journalists and editors and this News Service is a significant draw for the investor viewers who use smallcapcenter.com. Smallcapcenter.com is a comprehensive resource for investors and provides detailed profiles of companies, industry news, stock quotes and charts, daily market reports, news releases and other investment research tools.

Stockgroup.com also specializes in providing public companies with Internet marketing solutions and has developed a strong position as a niche marketer of specialty investor relations oriented products. Smallcapcenter.com also disseminates information about Stockgroup.com's corporate clients but does not make any recommendations or provide special news coverage related to these clients.

*'Small Cap' companies are defined as those which have a market capitalization of US$750 million or less and `Micro Cap' companies are defined as those with a market cap of US$50 million or less. Hereinafter in this document, Small Cap and Micro Cap will be referred to collectively as 'Small Cap'.

CORPORATE OVERVIEW AND BACKGROUND

     Our investment information on-line Internet Community has viewers in the United States, Canada and abroad. The Community model is based on the creation and fostering of an Internet site which provides members with a range of services and content which are targeted toward a certain area of interest. Community sites are generally designed to provide users with a stimulating interactive experience which encourages them to return to the Community on a frequent basis. The essence of the Community model is to provide an on-line home which wins the loyalty of viewer members. Content is usually based around themes of interest such as News, Business, Investing, Career Information, Travel, Medical & Life Issues, Technology, Sports & Entertainment, etc. Generally, a Community's revenues rely on the sale of advertising, e-mail commerce arrangements and the sale of membership subscriptions for premium content or other special services.

     Our main website, www.smallcapcenter.com, acts as a portal for investors researching, analyzing, and discussing micro and small cap stocks and markets. This website provides newsworthy micro and small cap information to our investor viewers as well as disseminating information about our corporate clients. This information includes detailed profiles of companies, industry news, stock quotes, charts, daily market reports, news releases and other investment tools. Our Community is multi-tiered and includes both general interest and industry-specific areas including: Computers/Telcomm; Consumer Goods; Energy; Finance/Real Estate; Food & Beverage; Healthcare; Internet; Manufacturing; Natural Resources; Services; and Transportation. We believe that we have become a primary provider of timely, accurate investment information to micro and small cap investors.

We are also a provider of website design and Internet financial products and marketing services for small and micro cap companies, a market segment that traditionally has not had the same market profile as larger public companies. Some of the specialty products we produce include private label quotes and charts, database tools for building relationships with shareholders, "traffic" reports which allow a company's management to assess the impact of website use by its viewers, and design services and maintenance contracts.

Our industry is characterized by rapid technological change, new product development and evolving industry standards. Inherent in our business are various risks and uncertainties, including a limited operating history, a new and unproven business model and the limited history of commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of our products and services by the marketplace. As part of our strategic development plans, we invest significant resources in research and development of new products and services.

Competition

There is intense competition to capture viewers on the Internet and many financial information sites provide services which are similar in nature to those offered on www.smallcapcenter.com. However, focusing on the small cap niche allows Stockgroup.com to differentiate itself by avoiding direct competition with large cap information providers such as TheStreet.com, the WSJ Online, The Motley Fool and CBS Marketwatch.

Employees

     As of December 31, 1999 we employed 66 people on a full-time basis. Of the total, 29 were in design, programming, product research and development, 15 in sales, marketing, and support, 10 in publishing (plus an additional 8 freelance writers), and 12 in administration and finance. Stockgroup.com's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the Internet industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with its employees are good.

Regulatory issues

     The Company is not subject to governmental regulation in its Internet publishing efforts other than local state and municipal sales tax licenses.

Subsidiaries

     Stockgroup.com has five subsidiaries. In Canada our British Columbia subsidiaries are Stockgroup.com Media, Inc. and 579818 B.C. Ltd. and in the U.S. we operate through Stockgroup.com, Ltd., a Nevada Corporation. Stockgroup.com also owns two non-operating Bahamas corporations, Stockgroup.com (Bahamas) Ltd. and Stockgroup.com International, Inc. which are currently dormant.

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

Stockgroup.com does not act as a public relations or investor relations firm but rather provides a suite of products and services.

The smallcapcenter.com Internet Investment Information Community

To meet the needs of its two complementary target markets, Stockgroup.com has created www.smallcapcenter.com, an Internet information Community which provides a wide range of services to investors interested in small and micro cap companies and markets. A significant feature which differentiates smallcapcenter.com from other financial websites is its on-line news reporting. Stockgroup.com employs a staff of professional journalists who produce breaking stories throughout the trading day on topics of interest to small and micro cap investors. A major goal of our business model is to develop and expand this news service into a world class news organization with bureaus and contributors throughout North America. Services on the site are currently offered on a free trial basis and we are projecting future revenues will arise from the conversion of viewers of the site into purchasers of subscription based services.

By satisfying its viewers' investment information needs, Stockgroup.com seeks to become the dominant single source of small and micro cap information on the Internet.

STOCKGROUP.COM'S SOURCES OF REVENUE

Historically, Stockgroup.com has had three sources of revenue: (i) advertising and media services;(ii) website design and development; and (iii)website maintenance and marketing services. Additionally, Stockgroup.com has recently commenced initiatives based on the sale of its technology platform and services to other corporations who offer financial websites on the Internet.

Advertising and Media Services

Stockgroup.com derives revenue from corporate advertisers who see benefit in presenting their products and services to smallcapcenter.com's Internet audience. Many advertisers seek and are willing to pay premium rates to advertise on smallcapcenter.com, due to its highly specific demographics and heavy traffic. The investor demographic profile, which consists of well educated, technically savvy, mid to high-income level earners and higher risk investors is very attractive to numerous advertisers. Corporate advertisers have included such companies as IBM, Microsoft, VISA, Solomon Smith Barney, Datek Securities, Standard & Poors, CIBC, Bank of America, Charles Schwab, Intel, Ameritrade, Quicken, The Toronto Stock Exchange, and Discover Brokerage. In addition, Stockgroup.com provides advertising management services, essentially acting as an on-line advertising agency providing advertisement design and placement services for its clients. Stockgroup.com also places ads, as a function of client budgets, on other web sites it believes will provide the client with the greatest exposure to the investment community.

Website Design and Development

     The Company offers specialized website design services and other web services such as private label quotes and charts, database tools for building relationships with shareholders and management "traffic" reports to track investor usage of websites and inquiries. In addition, unlike other web hosting and design companies, Stockgroup.com develops web sites with the investment community in mind.

Stockgroup.com offers packages which can be tailored to include some or all of its services and graphic design levels, depending on the needs and budget of each client.

Website Maintenance and Marketing Services

     As a means of providing small cap companies with greater exposure, Stockgroup.com offers a maintenance service which keeps clients' websites current and fresh. As part of this service we also link clients' sites to Stockgroup.com's proprietary information Community and offer `rental' access to Stockgroup.com's proprietary Email listing of over 35,000 investors.

Sale of Technology Platform and Services

     Stockgroup.com is developing opportunities for the sale of its expertise in the development of enterprise financial website platforms. One of these initiatives involves a contract for the creation of AsiaXIS, a firm based in Singapore dedicated to providing Internet financial information on the Southeast Asian economic markets.

Research and Development

     During 1998 and 1999 we have invested approximately $211,566 and $771,992 respectively on research and development related to new products and services and the creation of www.smallcapcenter.com.

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

Item 2.   Description of Property

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

The Company protects its intellectual property through a combination of trademark and copyright law, trade secret protection and confidentiality with its employees, customers, independent contractors and strategic partners. The Company pursues the registration of its domain names, trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services and products are made available on-line. The Company creates a majority of its content and obtains rights to use the balance of its content from third parties. It is possible that the Company could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and the Company may be subject to claims from its licensors. The Company currently has no patents or patents pending and does not anticipate that patents will become significant part of its intellectual property in the future. The Company seeks to enter into confidentiality agreements with its employees and independent consultants and has instituted procedures to control access to and distribution of its technology, documentation and other proprietary information and the proprietary information of others from whom it licenses content. The steps the Company takes to protect its proprietary rights may not be adequate and third parties may infringe or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against the Company. The legal status of intellectual property on the Internet is currently subject to various uncertainties.

LEASEHOLD

The Company's corporate offices are composed of one floor of leased space located in the center of Vancouver's business community. All of the Company's offices are in good condition. The Company also leases sites in New York, San Francisco, Toronto and Calgary. The Company's facilities are fully used for current operations and expects that it will be seeking additional space in 2000.

EQUIPMENT

     The Company has made a substantial investment in servers and computer equipment required for its website and has dedicated staff assigned to maintenance and support of these operations.

Item 3.   Legal Proceedings

The Company is not a party to any pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     Our common stock has been quoted for trading on the OTC BB since March 17, 1999. Accordingly, there has been a limited public market for our common stock. The following table sets forth high and low bid prices for the common stock for the periods ending March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:                High           Low          Volume
March 31, 1999               $ 10.25        $  6.00       3,339,000
June 30, 1999                $  9.00        $ 3.125       4,859,200
September 30, 1999           $  5.00        $ 2.125       3,297,500
December 31, 1999            $ 3.625        $ 1.312       1,927,700

     On December 31, 1999, Stockgroup.com had 26 registered shareholders owning 8,195,000 shares.

     We have not and do not foresee declaring any dividends now or into the foreseeable future.

     We have reserved, as of December 31, 1999, 2,000,000 shares of common stock for issuance upon the exercise of non-qualified stock options.


Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS - FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     1999 was the most significant period of growth and development in our history. During the year, the Company expanded the scope of its news division by hiring 10 journalistic professionals, including our Editor in Chief, David Andelman. During 1999 we also expanded our productive capacity and developed and launched www.smallcapcenter.com, our state of the art website dedicated to serving the needs of small cap investors. This project required a significant investment of resources and, along with other initiatives, resulted in the addition of 31 new staff to our programming and design teams. The launch of www.smallcapcenter.com also included the creation of our advertising image based on the slogan `Where to find the next big thing'. The accompanying ad campaign included commercials on media such as CNBC and print ads in The Wall Street Journal, U.S. News and World Report and other major publications.

     During the year, we also expanded our news bureau/sales office branch network through the addition of offices in San Francisco and New York. Supporting financing for our strategic plan was raised through private placements of an aggregate cash proceeds of $5.4 million which were completed after the Company went public in March.

                                                                         Revenue
--------------------------------------------------------------------------------

     1999 was a year of record revenue for Stockgroup.com. During the year ended December 31, 1999, we generated revenues of US$1,920,052 versus US$857,591 for the year ended December 31, 1998. This represents a 123% increase in year over year revenue.

     A substantial part of growth in revenues was due to an increase in Advertising and Media Services sales, which saw year over year growth of 393%. Website Design and Development also saw gains, with an increase of 61% and Website Maintenance and Marketing saw a marginal decrease of (12)%. Over the course of 1999 growth in Website services overall was impacted by resources applied to the development of our new enterprise financial news media Website www.smallcapcenter.com. In 2000, however, the programming and design capacity we built up to complete the development of www.smallcapcenter.com are being re-deployed to revenue generating projects and should enhance our ability to expand sales.

We are seeking to increase revenues in 2000 based on implementation of our strategic plan. As of year end 1999 we have hired Tim Bush, a 20 year veteran sales professional, as our Vice President of Sales. Mr. Bush comes to Stockgroup.com from Ingram Micro Inc., one of the world's largest wholesale providers of technology products and services, where he was the Regional Sales Director. During his time at Ingram Micro Inc., Mr. Bush's team averaged over 30% sales growth with sales in excess of CDN$400 million. Mr. Bush's immediate mandate is to expand our sales staff and increase sales in New York, San Francisco, Vancouver and other North American markets.

In Quarter I, 2000 the Company is also introducing its subscription news service product through www.smallcapcenter.com and is continuing to increase its base of journalists to support this product. In January, Stockgroup.com also introduced a new product named InvestorMarketPlace which is generating strong demand from the Company's clients.

As a consolidated entity, we saw Pro-Forma gross revenues decrease from US$968,091 in 1997 to US$857,591 in 1998;


                                                              Operating Expenses
--------------------------------------------------------------------------------

     The development and launch of www.smallcapcenter.com had a major bearing on the operating expenses incurred by Stockgroup.com during 1999. Cost of Revenues, which include items such as data feed costs, Internet connectivity costs, some of the costs of our Design team and third party advertising costs for advertising purchased on behalf of clients, increased from $172,343 in 1998 to $1,208,033 in 1999 representing and increase of 601%. These costs are required to maintain the infrastructure which support the delivery of financial information services on the Internet. In 1997 cost of revenues were $137,447.

     Sales and Marketing costs also saw significant increases primarily as a function of advertising purchases related to the launch of www.smallcapcenter.com and went from $265,840 in 1998 to $2,454,473 in 1999, an increase of 823%. Funds expended for advertising have provided us with reach to viewers and are expected to continue to provide value over the longer term. In 1998 and 1997, we had not yet undertaken significant initiatives with respect to Sales and Marketing and our expenses were largely related to our commissioned sales staff. From 1997 to 1998, Sales and Marketing expenses increased from $238,964 to $265,840 or an increase of 11.2%.

     Product Development costs, which consist of salaries for programmers and Design staff seconded to the development of www.smallcapcenter.com increased from $117,453 in 1998 to $415,108 in 1999, an increase of 253%. We project that expenses in this area will continue to grow as we hire more Internet design specialists to deliver upon our anticipated expansion of website contract commitments. With respect to year over year change between 1997 and 1998, Product Development costs increased from $77,458 to $117,453, or an increase of 51.6% due to the addition of more programming staff.

General and Administrative costs also saw a large relative increase from $443,201 in 1998 to $2,209,192 in 1999, or 398%. Notable expenses in this area came as a result of the addition of two new offices, the moving of head office to larger premises, amortization of expenses for employee stock options, increased salaries and wages for new management and executive staff, and increased legal and accounting fees and consulting fee charges related to our launch as a public company. With respect G & A expenses, we project this expense category will increase marginally during 2000. In 1998, G&A expenses increased to $443,201 which represented a marginal increase of 5.5% from the $419,993 incurred in 1997.

                                                   Other Income and Income Taxes
--------------------------------------------------------------------------------

     We earned Interest and other income of $124,221 in 1999 primarily on investment of our cash resources. Due to our net loss position, we did not incur tax in 1999. At present we have tax loss carry forwards of $3,369,000 in the Canada which expire in 2006, and tax loss carry forwards of $845,000 in the U.S. which expire in 2019.

                                                                      Net Income
--------------------------------------------------------------------------------

     During 1999 we incurred a net loss of $(4,242,533) versus a net loss of $(149,289) in 1998 and a profit of $74,213 in 1997. The loss incurred in 1999 was the result of our strategic investment in the development of our enterprise financial website and supporting advertising program, the addition of significant development capacity in our programming and design teams and the initial investment in our editorial operations.

     The most significant component of investment in 1999 was www.smallcapcenter.com which was launched on October 5, 1999. Moving forward, we anticipate further losses in 2000 and 2001 as we further develop www.smallcapcenter.com and our Small Cap News Service. The news service is being expanded in 2000 and includes a subscription component wherein viewers pay to subscribe to premium quality unbiased original news stories on small cap companies and markets delivered throughout the trading day.


                                                             Financial Condition
--------------------------------------------------------------------------------

     We ended 1999 with a cash position of $1,658,822. As we continue to expand our operations and develop our Small Cap News Service to a global level, we will require significant additional financial resources. Although we believe that we will be able to raise additional capital, there can be no assurance that we will we be successful in raising a sufficient amount of additional capital.

CORPORATE DEVELOPMENTS DURING THE YEAR

--------------------------------------------------------------------------------

A synopsis of our corporate highlights for 1999 are as follows:

1.   Reverse Acquisition completed
     March 11, 1999, Stock Research Group, Inc. ("SRG") acquires I-Tech Holdings Group, Inc. ("I-Tech")through a reverse takeover.

2.   New US Subsidiary formed - Office launched in San Francisco
     On April 2, 1999, we incorporated "Stockgroup.com, Ltd." as an operating subsidiary, domiciled in the State of Nevada. On April 9, 1999, Stockgroup.com, Ltd. was provided with a Certificate of Qualification to transact business in the State of California and Stockgroup.com began operations in California.

3.   Private Placement
     During the second quarter the company completed a private placement totaling an aggregate of USD$5.4 million through the issuance of 900,000 common shares at USD $6.00 per share. These shares are deemed "restricted shares" as that term is defined under U.S. securities law.

4.   Marketing Initiatives
     During the year, the Company entered into a series of advertising contracts which provided it with significant exposure on the Yahoo!, Excite, and Webcrawler Search engines. Under these agreements, banner ads which showcased www.stockgroup.com and subsequently www.smallcapcenter.com appear on these sites. Stockgroup.com also became the sponsor of terms such as "small-cap," "micro-cap," and variations thereof for searches done by visitors researching web sites, public companies, and investments through these various search engine sites.

5.   Advertising and Public Relations Initiative
     As part of the launch of www.smallcapcenter.com, the Company retained New York based RocketScience as its agency of record for an advertising and brand-building awareness campaign. The agency was responsible for a variety of advertising and marketing activities aimed at positioning www.smallcapcenter.com as the premier brand in the micro- and small-cap arena.

6.   Ernst & Young LLP named as new independent accountant
     On July 7, 1999 the Board of Directors approved the appointment of Ernst & Young LLP as the Company's new independent accountant. The Company selected Ernst & Young due to its international branch network and expertise in the audit of technology firms.

7.   Southam Private Placement
     The company completed a private placement with Southam, Inc. for the issuance of 200,000 shares in exchange for advertising in Southam publications. Southam, Inc. is a subsidiary of Hollinger International (NYSE: HLR), a leading newspaper publishing company.

8.   New York office opening
     On September 1, 1999 we opened our New York branch. This office is home to our Editorial News center and is also headquarters for our U.S. Operations.

9.   Launch of smallcapcenter.com
     On October 5, 1999 we launched our new on-line investment information Community www.smallcapcenter.com. This event represented the culmination of a significant investment of time and resources by the Company.

     The launch of www.smallcapcenter.com and its national advertising campaign marked two significant achievements in the implementation of the Company's strategic plan. We believe the introduction of www.smallcapcenter.com has solidified our position as a leading Internet content provider of micro- and small-cap information. The look, feel, and functionality of www.smallcapcenter.com represent a significant improvement in the features offered on our previous www.stockgroup.com site. Additionally, the daily real time editorial and news reporting and increased access to micro- and small-cap company information not previously available on the Internet characterize some of the features on the site.

     Additionally, we believe our advertising campaign based around the slogan "Where to Find The Next Big Thing" has significantly increased our profile with investors in North America. To date, some of the prominent media purchases we have made include full and partial page ads and/or commercials in U.S. News & World Report, the Chicago Sun Times, the National Post, CNBC, and the Wall Street Journal.

10.  Board of Directors strengthened
     At the Corporation's 1998 Annual General Meeting on October 7, 1999 shareholders voted to ratify the Corporation's appointees for the Board of Directors. Our Board of Directors is now composed of the following persons:

     Marcus New - Chairman & CEO

     Louis deBoer II - President of MediaFutures, Inc.

     David N.Caddey, B.Sc., M.Sc., - Vice President of MacDonald Dettwiler and Associates

     Craig Faulkner - Chief Technology Officer

     Leslie Landes - President & Chief Operating Officer

11.  Broadcast Service launched
     During the fourth quarter we signed an agreement with Yahoo! Broadcast (Nasdaq: YHOO) to deliver daily and weekly broadcasts, which are accessible through Broadcast.com, Yahoo.com and www.smallcapcenter.com. Yahoo! broadcasts smallcapcenter.com's daily updates on the small and micro cap markets, called "Small Cap Snapshot," and weekly interviews with Wall Street's leading small cap analysts. Additionally, through Yahoo!, Stockgroup.com clients will be able to broadcast quarterly conference calls, special events, live interviews and question and answer sessions. The content is featured in several sections of the Business area on Yahoo! Broadcast and will be archived for on-demand listening.

12.  Editor-in-Chief appointed
     In December Stockgroup.com appointed David A. Andelman as Editor-in-Chief of its news operations. Mr. Andelman has three decades of experience in news and broadcasting, most recently as News Editor at Bloomberg, following international financial markets, media and communications, securities and investment banking, real estate, insurance and finance. Before joining Bloomberg, Mr. Andelman served as Washington correspondent for CNBC, Paris correspondent for CBS News (CBS: NYSE), and a bureau chief and correspondent for the New York Times (NYT: NYSE). He is a graduate of Harvard College and the Columbia University Graduate School of Journalism.

     Mr. Andelman's mandate is to develop a world class news organization focused on small cap companies and markets and he has been actively recruiting a team of seasoned financial reporters and editors in New York.

DEVELOPMENTS SINCE YEAR END

1.   Stockgroup.com expands into Asia

     On January 18, 2000, the Company entered into a contract in Singapore which expands our operations into Asia and entails the development of an enterprise financial site for Asia Exchange Information Service Pte Ltd. (AsiaXIS). AsiaXIS was formed by Form Holdings Ltd. (FORM.SP - Bloomberg) and SMB United Limited (SMBU.SP) and will include an equity interest from Stockgroup.com Holdings Inc. Both Form Holdings Ltd. and SMB United are publicly traded on the Singapore Stock Exchange. SMB United Limited has annual sales in excess of Singapore$77 million and net income in excess of Singapore$8.2 million. Form Holdings recently underwent a restructuring during which George Thia, the former managing director for Merrill Lynch International Bank Ltd., was appointed CEO. Form is now diversifying into financial information companies and music publishing businesses.

     Under the terms of the agreement, Stockgroup.com will receive approximately US$1,500,000 for development of the initial site in Singapore. The agreement also provides for AsiaXIS to develop 13 additional financial enterprise sites throughout Asia, Australia and New Zealand. The Company will be paid a licensing fee for its technology, a development fee for building and customizing each additional financial enterprise site, ongoing maintenance and support fees and royalties for each of the markets that AsiaXIS enters. The Company has also secured access to the content that will be created by AsiaXIS in its international news development. As part of the contract, Stockgroup.com has agreed to acquire an equity position of 19.4% in AsiaXIS for US$500,000.

     AsiaXIS's first Web site will be dedicated to the coverage of the Stock Exchange of Singapore. Over the course of the next 18 months, AsiaXIS will expand its coverage of other major stock markets such markets as Hong Kong, Taipei and Tokyo.

RISK FACTORS

     The following factors should be considered carefully in evaluating the Company and its business.

Our limited operating history makes the evaluation of our current business and the forecasting of our future results difficult.

     We have a limited operating history upon which an evaluation of us, our current business and our prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet.

Risks related to the Internet may affect our success.

     There are many risks associated with operations on the Internet that may adversely affect our success. Such risks include, without limitation, the following:

o    the lack of broad acceptance of the Community model on the Internet

o the possibility that the Internet will fail to achieve broad acceptance as an advertising and commercial medium

o our inability to attract or retain viewers or to generate significant advertising revenues or subscription service revenues from our corporate clients

o    a new and relatively unproven business model

o    our ability to anticipate and adapt to a developing market

o the failure of our network infrastructure (including its servers, hardware and software) to efficiently handle its Internet traffic

o    changes in laws that adversely affect our business

o our ability to manage effectively our rapidly expanding operations, including the amount and timing of capital expenditures and other costs relating to the expansion of our operations

o the introduction and development of different or more extensive Communities by our direct and indirect competitors of, including those with greater financial, technical and marketing resources

o    our inability to maintain and increase levels of traffic on our Web site

o    our inability to attract, retain and motivate qualified personnel


Our recent revenue growth may not continue in the future.

     There can be no assurance that the revenue growth we have experienced in recent periods will continue or increase. Our limited operating history makes the prediction of future results difficult or impossible and, therefore, our recent revenue growth should not be taken as an indication of any growth that can be expected in the future. Furthermore, our limited operating history leads us to believe that period-to-period comparisons of our operating results may not be meaningful and that the results for any period should not be relied upon as an indication of future performance. To the extent that revenues do not grow at anticipated rates, our business, results of operations and financial condition would be materially and adversely affected.

We anticipate losses for the foreseeable future.

     We have not achieved profitability in the current period and we anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of our growth in revenues from advertising sales, client product and marketing services and sales revenues and subscription fees from new services. As of December 31, 1999, we had an accumulated deficit of $(4,259,711). We expect that our operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, product development and general and administrative expenses. Thus, we will need to generate increased revenues to achieve profitability. To the extent that increases in our operating expenses precede or are not subsequently followed by corresponding increases in revenues, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

Our future success is dependent on continued growth in use of and commercial viability of the Internet.

     Our future success is substantially dependent upon continued growth in the use of the Internet. To support advertising sales, and product and marketing services sales revenues on www.smallcapcenter.com, the Internet's recent and rapid growth must continue, and use of the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable information communications medium and information marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for the services marketed by us may narrow in the future and, accordingly, our revenues may be materially negatively impacted. If use of the Internet does not continue to grow, our business, results of operations and financial condition would be materially and adversely affected.

     Additionally, there are several issues that could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. To the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in electronic news dissemination and e-commerce related to it, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, may remain. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. To the extent the Internet's technical infrastructure does not effectively support the growth that may occur, our business, results of operations and financial condition would be materially and adversely affected.

Our business model and acceptance of our products is unproven in the developing market in which we operate.

     Our business model is new and relatively unproven. The model depends upon our ability to generate multiple revenue streams by diversifying our product offerings. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by its users, advertisers and client subscriber companies. There can be no assurance that any Internet Community, including www.smallcapcenter.com, will achieve broad market acceptance. Accordingly, no assurance can be given that our business model will be successful or that it can sustain revenue growth or be profitable.

     The market for our products and services is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of any new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Moreover, because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

If our efforts to achieve a strong brand identity are not successful, our business and operating results will be materially adversely affected.

     We believe that establishing and maintaining brand identity is a critical aspect of efforts to attract and expand our viewer base, Internet traffic and advertising and commerce relationships. Furthermore, we believe that the importance of brand recognition will increase as low barriers to entry encourage the proliferation of Internet sites. In order to attract and retain viewers, advertisers and subscriber clients, and in response to competitive pressures, we intend to increase our financial commitment to the creation and maintenance of brand loyalty among these groups. We plan to accomplish this, although not exclusively, through advertising campaigns in several forms of media, including television, print, online media, and other marketing and promotional efforts. If we do not generate a corresponding increase in revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, results of operations and financial condition would be materially and adversely affected.

     Promotion and enhancement of the smallcapcenter.com brand will also depend, in part, on our success in providing a high-quality "Community Experience." Such success cannot be assured. If viewers, users, advertisers and commerce vendors do not perceive Smallcapcenter.com's Community experience to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brand could be diluted. Such brand dilution could decrease the attractiveness of Smallcapcenter.com to such parties, and could materially and adversely affect the Company's business, results of operations and financial condition.

We rely significantly on advertising revenues, the level of which is difficult to predict and will depend on the amount of "traffic" on our website and advertisers' acceptance of the internet - based advertising medium.

     We derive a significant portion of our revenues from the sale of advertisements on our site, and expect to continue to do so for the foreseeable future. Our business model therefore is highly dependent on the amount of "traffic" on Smallcapcenter.com, which has a direct effect on our advertising revenues. We are in the early stages of implementing our international branch network and our advertising sales programs, which, if not successful, could materially and adversely affect our business, results of operations and financial condition.

     Our ability to generate significant advertising revenues will depend, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Our ability to generate advertising revenues will depend also, in part, on advertisers' acceptance of the Internet as an attractive and sustainable medium, the development of a large base of users of our products and services, the effective development of Web site content that provides user demographic characteristics that will be attractive to advertisers, and government regulation. The adoption of Internet-based advertising, particularly by those advertisers that have historically relied upon traditional advertising media, requires the acceptance of a new way of conducting business and exchanging information. There can be no assurance that the market for Internet advertising will continue to emerge or become sustainable. If the market develops more slowly than expected, our business, results of operations and financial condition could be materially and adversely affected.

     The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. No standards have been widely accepted for the measurement of the effectiveness of Internet-based advertising, and there can be no assurance that any such standards will become widely accepted in the future. Additionally, no standards have been widely accepted to measure the number of unique users or page views related to a particular site. Internet advertising rates are based in part on third-party estimates of users of an Internet site. Such estimates are often based on sampling techniques or other imprecise measures, and may materially differ from our estimates. There can be no assurance that advertisers will accept our or other parties' measurements of impressions. The rejection by advertisers of such measurements could have a material adverse effect on our business, results of operations and financial condition.

     The sale of Internet advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. This has made it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models, if any, will achieve broad acceptance among advertisers. As described above, to date, we have based our advertising rates on providing advertisers with a guaranteed number of impressions, and any failure of our advertising model to achieve broad market acceptance, would have a material adverse effect on our business, results of operations and financial condition.

A majority of our advertising contracts are of a short-term nature and the level of advertising purchases in the future is uncertain.

     To date, substantially all of our advertising contracts have been for terms averaging one to three months in length, with relatively few longer-term advertising contracts. Many of our advertising customers have limited experience with Internet advertising, have not devoted a significant portion of their advertising expenditures to Internet advertising and may not believe Internet advertising to be effective relative to traditional advertising media. There can be no assurance that our current advertisers will continue to purchase advertisements on www.smallcapcenter.com.

If the advertisers' guaranteed minimum view run times on our Website are not met, we will be required to provide additional run times following the contract terms which may limit our advertising inventory.

     Our contracts with advertisers typically guarantee the advertiser or sponsor either a minimum view run time during which the ad will be seen by users of smallcapcenter.com; or, a minimum number of "impressions," or "click-throughs," or times that a sponsorship or advertisement is seen by users of smallcapcenter.com. To the extent that minimum view run times, or impression or click-through levels are not achieved for any reason, we may be required to "make good" or provide additional impressions after the contract term, which may adversely affect the availability of advertising inventory and which could have a material adverse effect on our business, results of operations and financial condition.

     Specifically, the process of managing advertising within a large, high-traffic Web site such as ours is an increasingly important and complex task. If we do not manage this task in an efficient and appropriate manner, our financial performance may be impaired. To the extent that we encounter system failures or material difficulties in the operation of our systems, we could be unable to deliver banner advertisements and sponsorships through our site. Any extended failure of, or material difficulties encountered in connection with, our advertising management system may expose the company to further "make good" obligations with our advertisers, which, by displacing salable advertising inventory, among other consequences, would reduce revenues and could have a material adverse effect on our business, results of operations and financial condition.

The increased use by consumers of software programs which remove advertising from their desktops could have an adverse affect on our advertising revenues.

     "Filter" software programs that limit or remove advertising from an Internet user's desktop are available to consumers. Widespread adoption or increased use of such software by users or the adoption of such software by certain Internet access providers could have a material adverse effect upon the viability of advertising on the Internet and, as we rely significantly on advertising revenues, on our business, results of operations and financial condition.

Potential fluctuations in our operating results and quarterly fluctuations may adversely affect our trading price.

     Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. See "Our Limited Operating..." and "Our Recent Revenue Growth...". As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on our business, results of operations and financial condition. See "If our efforts to achieve a strong brand identity..."

     We derive a significant portion of our revenues from the sale of advertising under short-term contracts, averaging one to three months in length. As a result, our quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. See "We rely significantly on advertising revenues..."; "A majority of our advertising contracts..."; "If the advertisers' guaranteed minimum view run times...".

     The foregoing factors, in some future quarters, may lead our operating results to fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially and adversely affected.

We are controlled by our officers, directors and entities affiliated with them.

     In the aggregate, ownership of our shares by Management represent approximately 45% of our issued and outstanding shares of common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations transactions.

Our future performance is dependent on key personnel.

     Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our senior management team, especially our Chief Executive Officer, Marcus New and our President, Leslie Landes. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although several senior management personnel have substantial share and/or stock options interests, with the exception of our President Leslie Landes, we do not have employment agreements in place with our senior management or employees.

     Our future success also depends on our continuing ability to retain and attract highly qualified technical, editorial and managerial personnel. We anticipate that the number of our employees will increase significantly in the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of this job market. There can be no assurance that we will be able to retain our key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and there can be no assurance that we will not experience similar difficulty in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of our business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon our business, results of operations and financial condition.

A majority of our senior management is inexperienced in managing a public company.

     Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. To manage our potential growth, we must continue to implement and improve our operational and financial systems, and must expand, train and manage its employee base. Our President and Vice President Finance joined us during August and November 1998, respectively. In addition, we have yet to fill several key senior management posts. Furthermore, the members of our current senior management (other than the President) have not had any previous experience managing a public company or a large operating company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

We must enhance and develop www.smallcapcenter.com to remain competitive.

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of www.smallcapcenter.com and develop other products and services. Enhancements of or improvements to the Web site may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name recognition.

     We plan to develop and introduce new features and functions, such as increased capabilities for user personalization and interactivity. This will require the development or licensing of increasingly complex technologies. There can be no assurance that we will be successful in developing or introducing such features and functions or that such features and functions will achieve market acceptance or enhance our brand name recognition. Any failure to effectively develop and introduce new features and functions, or the failure of such new features and functions to achieve market acceptance, could have a material adverse effect on our business, results of operations and financial condition.

     We also plan to develop and introduce new products and services. There can be no assurance that we will be successful in developing or introducing such products and services or that such products and services will achieve market acceptance or enhance our brand name recognition. Any failure on our part to effectively develop and introduce these products and services, or the failure of such products and services to achieve market acceptance, could have a material adverse effect on our business, results of operations and financial condition.

The internet industry is characterized by rapid technological change which may affect our ability to respond to the evolving demands of our market place.

     The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will depend in significant part on its ability to continually improve the performance, features and reliability of the site in response to both evolving demands of the marketplace and competitive product and service offerings, and there can be no assurance that we will be successful in doing so. In addition, the widespread adoption of developing multimedia enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which could adversely affect our business, results of operations and financial condition.

We may be unable to accommodate increased consumer traffic on our website, which would limit our ability to increase advertising sales and achieve market acceptance.

     A key element of our strategy is to generate a high volume of user traffic. Our ability to attract advertisers and to achieve market acceptance of our products and services, and our reputation, depend significantly upon our performance and our network infrastructure (including our servers, hardware and software). Any system failure that causes interruption or slower response time of our products and services could result in less traffic to the Website and, if sustained or repeated, could reduce the attractiveness of our products and services to advertisers and licensees. An increase in the volume of user traffic could strain the capacity of our technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus our advertising revenues. In addition, as the number of users of www.smallcapcenter.com increase, there can be no assurance that our technical infrastructure will be able to grow accordingly, and we face risks related to our ability to scale up to the expected viewer levels while maintaining superior performance. Any failure of our server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on our business, results of operations and financial condition.

We may suffer system failures on our Website which could result in negative publicity, reduce volume of our advertising sales and adversely affect our market acceptance.

     We are also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to our systems. Any disruption in Internet access provided by third parties could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we are dependent on hardware and software suppliers for prompt delivery, installation and service of equipment used to deliver our products and services.

     Our operations are dependent in part upon our ability to protect our operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. We do not presently have redundant, multiple-site capacity in the event of any such occurrence. Our servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our reputation and the smallcapcenter.com brand could be materially and adversely affected.

There are security risks to our network.

     Experienced programmers ("hackers") have attempted on occasion to penetrate our network security. We expect that these attempts, some of which have succeeded, will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services or do other damage, we may be required to expend significant capital and resources to protect against or to alleviate problems caused by such parties. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such purposeful security breaches could have a material adverse effect on our business, results of operations and financial condition. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability.

     In offering certain payment services for some products and services, we could become increasingly reliant on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events, or developments could lead to a compromise or breach of the algorithms that our licensed encryption and authentication technology used to protect such confidential information. If such a compromise or breach of our licensed encryption authentication technology occurs, it could have a material adverse effect on our business, results of operations and financial condition. We may be required to expend significant capital and resources and engage the services of third parties to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions.

We may not be able to compete successfully against current and future competitors.

     The market for viewers, corporate subscribers and Internet advertising is new and rapidly evolving, and competition for viewers and advertisers, as well as competition in the information dissemination market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we may face competitive pressures from many additional companies both in the United States, Canada and abroad.

     We believe that the principal competitive factors for companies seeking to create Communities on the Internet are critical mass (i.e., depth of content and range of features of interest to viewers), functionality of the Web site, brand recognition, viewer affinity and loyalty, broad demographic focus and open access for visitors. In the future, Internet communities may be developed or acquired by companies currently operating other Communities or by Web directories, search engines, shareware archives and content sites, and by commercial online service providers, Internet Service Providers and other entities, certain of which may have more resources than us. We compete for users and advertisers with other content providers and with thousands of Web sites operated by individuals, the government and educational institutions. In addition, we could face competition in the future from traditional media companies, such as newspaper, magazine, television and radio companies, a number of which, including The Walt Disney Company ("Disney"), CBS Corporation ("CBS") and The National Broadcasting Company ("NBC"), have recently made significant acquisitions of or investments in Internet companies.

     We believe that the principal competitive factors in attracting advertisers include the amount of traffic on our Web site, brand recognition, customer service, the demographics of the Community's members and users, our ability to offer targeted audiences and the overall cost effectiveness of the advertising medium offered by us. We believe that the number of Internet companies relying on Internet-based advertising revenue, as well as the number of advertisers on the Internet and the number of users, will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on its advertising rates, which could have a material adverse effect on the company.

     Many of our existing and potential competitors, including companies operating Web directories and search engines, and traditional media companies, have longer operating histories in the Internet Market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. Such competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, e-commerce companies, advertisers and third-party content providers. Furthermore, our existing and potential competitors may develop Communities that are equal or superior in quality to, or that achieve greater market acceptance than, www.smallcapcenter.com. There can be no assurance that we will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

     Additionally, the Internet information market is new and rapidly evolving, and competition among information providers is expected to increase significantly. There can be no assurance that Web sites maintained by our existing and potential competitors will not be perceived by advertisers as being more desirable for placement of advertisements than smallcapcenter.com. In addition, many of our current advertising customers and some of its corporate clients have established relationships with certain of our existing or potential competitors. There can be no assurance that we will be able to retain or grow our viewer base, traffic levels and advertising customer base at historical levels, or that competitors will not experience better retention or greater growth in these areas than us. Accordingly, there can be no assurance that any of our advertising customers or corporate client companies will not sever or will elect not to renew their agreements with us, the result of which could have a material adverse effect on our business, results of operations and financial condition.

We have a strong dependence on relationships with suppliers and carriers. If these relationships are not maintained, our business and financial condition will be adversely affected.

     We are and will continue to be dependent on a number of third-party relationships to increase traffic on www.smallcapcenter.com and thereby generate advertising revenues, maintain the current level of service and variety of content for our viewers, and meet future milestones. We are also dependent on other Web site operators that provide links to smallcapcenter.com.

     Most of our arrangements with third-party Internet sites and other third-party service providers do not require future minimum commitments to use our services or to provide access or links to our services or products, are not exclusive and are short-term or may be terminated at the convenience of the other party. Moreover, we do not have agreements with the majority of other Web site operators that provide links to smallcapcenter.com, and such Web site operators may terminate such links at any time without notice to us. There can be no assurance that third parties regard their relationship with us as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future or that they will not develop their own competitive services or products.

     There can be no assurance that we will be able to maintain relationships with third parties that supply us with software or products that are crucial to our success, or that such software or products will be able to sustain any third-party claims or rights against their use. Furthermore, there can be no assurance that the software, services or products of those companies that provide access or links to our services or products will achieve market acceptance or commercial success. Failure of one of these third parties could have a material adverse effect on our business, results of operations and financial condition. In particular, the elimination of a pre-installed bookmark on a Web browser that directs traffic to our Web site could significantly reduce traffic on our Web site, which would have a material adverse effect on our business, results of operations and financial condition.

Additional financing will be required by us as we expect negative operating cash flow for the next fiscal year. Such financing if obtained by us will result in the issuance of additional securities and may not be available on terms favorable to us.

     We expect that we will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising, infrastructure and our global expansion program. Accordingly, to carry out these plans we will need to raise additional funds in a timely manner in order to fund our anticipated expansion and new enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional funds will have to be raised through the issuance of equity or convertible debt securities, which mean that the percentage ownership of our current stockholders will be reduced, stockholders will experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. We do not have any contractual restrictions on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance our operations. Any such indebtedness could contain covenants, which would restrict our operations. There can be no assurance that additional financing if and when needed will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, it would have a material adverse effect on our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

Future acquisitions of other business entities by us would entail numerous risks and uncertainties which could have an adverse affect on its operations and financial condition.

     As part of our business strategy, we expect to review acquisition prospects that would complement our existing business, augment the distribution of our Community or enhance our technological capabilities. Future acquisitions by us could result in potentially dilutive issuance's of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our business, results of operations and financial condition.

     Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies, the diversion of management's attention from other business concerns, the risks of entering geographic and business markets in which we have no or limited prior experience and the potential loss of key employees of acquired organizations.

     We have not made any acquisitions in the past. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to protect the intellectual property rights upon which our business relies, which could harm our competitiveness and cause customer confusion.

     We regard substantial elements of our Web site and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws, including trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We also generally enter into confidentiality agreements with our employees and consultants and in connection with our license agreements with third parties. We seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We are pursuing the registration of our trademarks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

     Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of our proprietary rights. There can be no assurance that the steps taken by us will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on our business, results of operations and financial condition.

     Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties, we have infringed upon the proprietary rights of other third parties. Moreover, from time to time, we may be subject to claims of alleged infringement by us of the trademarks, service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages, might result in invalidation of our proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition.

     We currently license from third parties certain technologies incorporated into www.smallcapcenter.com. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms, if at all. Additionally, there can be no assurance that the third parties from which we currently license our technology will be able to defend their proprietary rights successfully against claims of infringement. As a result, any inability on our part to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of our existing services until equivalent technology can be identified, licensed and integrated.

It is unclear how any existing and future laws enacted will be applied to the Internet industry and what effect such laws will have on us.

     A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

     There can be no assurance that the United States, Canada or foreign nations will enact legislation or seek to enforce existing laws prohibiting or restricting certain content from the Internet. Prohibition and restriction of Internet content could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium, expose us to liability, and/or require substantial modification of www.smallcapcenter.com, and thereby have a material adverse effect on our business, results of operations and financial condition.

     Internet user privacy has become an issue both in the United States, Canada and abroad. We cannot predict the exact form of the regulations that the Federal Trade Commission may adopt. There can be no assurance that the United States, Canada or foreign nations will not adopt additional legislation purporting to protect such privacy. Any such action could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on our business, results of operations and financial condition.

     The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state, provincial and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on certain aspects of Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on our business, results of operations and financial condition.

     Certain local telephone carriers have asserted that the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission (the "FCC") to impose access fees on internet service providers and on-line service providers. If such access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease demand for our services or increase our cost of doing business, and thus have a material adverse effect on our business, results of operations and financial condition.

     Although our servers are located in the Province of British Columbia, the governments of other provinces, states and foreign countries might attempt to take action against us for violations of their laws. There can be no assurance that violations of such laws will not be alleged or charged by provincial, state or foreign governments and that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
We may be exposed to liability for information retrieved from or transmitted over our websites or for products sold over our websites.

     Because materials may be downloaded by the online or Internet services operated or facilitated by us or the Internet access providers with which we have relationships and that material may be subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. Such claims have been brought against providers of online services in the past. Such claims could be material in the future. In addition, the increased attention focused upon liability issues and legislative proposals could materially impact the overall growth of Internet use.

     We could also be exposed to liability with respect to third-party information that may be accessible through our Web sites, or through content and materials that may be posted by viewers on discussion forums offered by us. Such claims might include, among others, that, by directly or indirectly providing hyperlink text links to Web sites operated by third parties or by providing discussion forums for viewers, we are liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web site contains errors, third parties could make claims against us for losses incurred in reliance on such information.

     We offer e-mail service, which is provided by a third party. Such service may expose us to potential risk, such as liabilities or claims resulting from unsolicited e-mail ("spamming"), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

     We also enter into agreements with advertisers and commerce partners under which we are entitled to receive a commission or share of any revenue from the purchase of goods and services through direct links from our Web site. Such arrangements may expose us to additional legal risks and uncertainties, including pursuant to regulation by local, provincial, state, federal and foreign authorities and potential liabilities to consumers of such products and services, even if we do not ourselves provide such products or services. There can be no assurance that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

     Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our services to members and users.

     Our general liability insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Our strategy to commence international operations and other expansions expose us to several risks that could have an adverse affect on our business, results of operations and financial condition.

     A part of our strategy is to expand our sales offices network throughout the United States, Canada and international markets. There can be no assurance that our products or services will become widely accepted for corporate clients, advertising in the U.S., Canada or any international markets. In addition, we expect that the success of any additional foreign operations we initiate in the future will also be dependent upon local service providers and/or partners. If revenues from international ventures are not adequate to cover the investments in such activities, our business, results of operations and financial condition could be materially and adversely affected. We may experience difficulty in managing international operations as a result of difficulty in locating effective foreign service providers and/or partners, competition, technical problems, local laws and regulations, distance and language and cultural differences, and there can be no assurance that we or our international partners will be able to successfully market and operate in foreign markets. We also believe that, in light of substantial anticipated competition, it will be necessary to aggressively market our products and services into the United States and international markets in order to effectively obtain market share, and there can be no assurance that we will be able to do so. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our future international operations and, consequently, on our business, results of operations and financial condition.

Year 2000 issues may materially affect our business.

     The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     We may be affected by Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties. We have substantially completed assessment of our internal and external (third party) information technology systems and non-information technology systems. At this point in our assessment, we are not currently aware of any Year 2000 problems relating to systems operated by us or by third parties that would have a material effect on our business, results of operations or financial condition, without taking into account our efforts to avoid such problems. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant information technology systems or non-information technology systems will be material, although there can be no assurance to such effect.

     To the extent that our assessment is finalized without identifying any additional material non-compliant information technology systems operated by us or by third parties, the most reasonably likely worst case Year 2000 scenario is the failure of one or more of our vendors of hardware or software or one or more providers of non-information technology systems to us to properly identify any Year 2000 compliance issues. We believe that the primary business risks, in the event of such failure,would include, but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing our Web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on our business, results of operations and financial condition.

Any significant deterioration in the general economic conditions would have an adverse effect on our business, result of operations or financial condition.

     Time spent on the Internet by individuals, purchases of new computers and purchases of membership subscriptions to Internet sites are typically discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation, for the economy as a whole and in regional and local markets where we operate. There can be no assurance that consumer spending will not be adversely affected by general economic conditions, which could negatively impact our results of operations or financial condition. Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' use of credit and cause a material adverse effect on our revenues and profitability. In addition, our business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on our business, results of operations and financial condition.

If the trading price of our common stock remains volatile, the long-term trading price may be adversely affected regardless of our performance and a class action litigation may be instituted against us which would have an adverse effect on our business, results of operations and financial condition.

     The trading price of our common stock has been volatile and may continue to be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to ours and other events or factors. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

The value and transferability of our shares may be adversely impacted by the limited Trading market for our shares, the Penny Stock Rules and future share issuances.

     There is a limited market for our common stock.

     No assurance can be given that a market for our common stock will be sustained or that the common stock will continue to be quoted on the NASD's Over the Counter Bulletin Board.

The sale or transfer of our common stock by shareholders may be subject to the so-called "Penny Stock Rules."

     Under Rule 15g-9 of the Exchange Act, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless:

     (a)  such sale or purchase is exempt from Rule 15g-9;

     (b) prior to the transaction the broker or dealer has (1) approved the person's account for transaction in penny stocks in accordance with Rule 15g-9, and (2) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased; and

     (c) the purchaser has been provided an appropriate disclosure statement as to penny stock investment.

     The Securities and Exchange Commission adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (1) an equity security issued by an issuer that has (i) net tangible assets of at least US$2,000,000, if such issuer has been in continuous operations for at least three years, (ii) net tangible assets of at least US$5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least US$6,000,000 for the preceding three years; (2) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of US$5.00 or more; and (3) a security that is authorized or approved for authorization upon notice of issuance for quotation on the NASDAQ Stock Market, Inc.'s Automated Quotation System. It is likely that shares of common stock, assuming a market were to develop therefore, will be subject to the regulations on penny stocks; consequently, the market liquidity for the common stock may be adversely affected by such regulations limiting the ability of broker/dealers to sell our common stock and the ability of shareholders to sell their securities in the secondary market.

     It is our intention to issue more shares. Sales of substantial amounts of common stock (including shares issuable upon the exercise of stock options), or the perception that such sales could occur, could materially adversely affect prevailing market prices for the common stock and the ability of Stockgroup.com to raise equity capital in the future.

     Moreover, our shares may only be sold or transferred by our shareholders in those jurisdictions in which an exemption for such "secondary trading" exists or in which the shares may have been registered.

We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment by us of dividends, if any, in the future, rests with the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

If issued, the shares reserved for future issuance, may cause the current stockholders to suffer an equity dilution.

     We have reserved, as of December 31, 1999, 2,000,000 shares of common stock ("Shares") for issuance upon the exercise of non-qualified stock options. Such amount of Shares represents a potential equity dilution of 24.41% based upon the number of outstanding Shares at December 31,1999.

Potential Future 144 Sales may impact the value of our stock

     As of December 31, 1999, of the shares of our common stock authorized, there were issued and outstanding 8,195,000 of which 5,000,000 are "restricted shares" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of (i) 1% of our outstanding common stock or (ii) the average weekly trading volume for the four week period prior to the proposed date of sale, every 3 months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate (and has not been an affiliate for the 90 day period preceding the proposed sale) of the company and who has satisfied a 2 year holding period without any quantity limitation and whether or not there is adequate current public information available.

Item 7.  Financial Statements and Supplementary Data


                          STOCKGROUP.COM HOLDINGS, INC.
                     (formerly I-Tech Holdings Group, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


AUDITORS' REPORT

To the Shareholders of
Stockgroup.com Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Stockgroup.com Holdings, Inc. as at December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Stockgroup.com Holdings, Inc. for each of the two years in the period ended December 31, 1998, were audited by other auditors whose report dated February 28, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockgroup.com Holdings, Inc. as at December 31, 1999 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


Vancouver, Canada,                                      /s/ERNST & YOUNG LLP
January 28, 2000                                           Chartered Accountants

                          Stockgroup.com Holdings, Inc.

                           CONSOLIDATED BALANCE SHEETS



As at December 31                                                                (expressed in US dollars)

                                                                          1999                    1998
                                                                            $                       $
---------------------------------------------------------------------------------------------------------
ASSETS [notes 7 and 8]
Current
Cash and cash equivalents [note 3]                                      1,658,822                    --
Accounts receivable (net of allowances for doubtful
accounts of $20,786 in 1999 and $60,139 in 1998) [note 4]                 855,170                  98,818
Due from shareholder [note 5]                                              31,973                    --
Prepaid expenses                                                          887,223                  39,005
---------------------------------------------------------------------------------------------------------
Total current assets                                                    3,433,188                 137,823
---------------------------------------------------------------------------------------------------------
Due from shareholder [note 5]                                                --                    18,033
Property and equipment, net [note 6]                                      440,368                  57,720
---------------------------------------------------------------------------------------------------------
                                                                        3,873,556                 213,576
=========================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Bank indebtedness [note 7]                                                 21,004                 101,077
Accounts payable                                                          732,392                  51,712
Accrued payroll liabilities                                               126,566                  15,837
Deferred revenue                                                          230,545                  41,702
Current portion of long-term debt [note 8]                                   --                     8,260
---------------------------------------------------------------------------------------------------------
Total current liabilities                                               1,110,507                 218,588
---------------------------------------------------------------------------------------------------------
Due to shareholder                                                           --                    12,069
---------------------------------------------------------------------------------------------------------
Total liabilities                                                       1,110,507                 230,657
---------------------------------------------------------------------------------------------------------
Commitments and contingencies [note 9]

Shareholders' equity (deficiency) [note 10]
Common stock, no par value                                              6,761,483                      97
  Authorized shares - 75,000,000
  Issued and outstanding shares - 8,195,000 in 1999
    and 3,660,000 in 1998
Preferred stock, non-voting, no par value                                    --                      --
  Authorized shares - 5,000,000
  Issued and outstanding - nil in 1999 and 1998
Additional paid-in capital                                                261,277                    --
Accumulated deficit                                                    (4,259,711)                (17,178)
---------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficiency)                                 2,763,049                 (17,081)
---------------------------------------------------------------------------------------------------------
                                                                        3,873,556                 213,576
=========================================================================================================

See accompanying notes

                          Stockgroup.com Holdings, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31

                                                                                                 (expressed in US dollars)
                                                                     1999                   1998                   1997
                                                                      $                      $                       $
-------------------------------------------------------------------------------------------------------------------------
REVENUE
Revenues                                                          1,920,052                857,591                968,091
Cost of revenues                                                  1,208,033                172,343                137,447
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                        712,019                685,248                830,644
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
Sales and marketing                                               2,454,473                265,840                238,964
Product development                                                 415,108                117,453                 77,458
General and administrative                                        2,209,192                443,201                419,993
-------------------------------------------------------------------------------------------------------------------------
                                                                  5,078,773                826,494                736,415
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    (4,366,754)              (141,246)                94,229
Interest income                                                     123,260                   --                     --
Other income (expense)                                                  961                (42,845)                 2,813
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                (4,242,533)              (184,091)                97,042
Income tax provision (recovery) [note 11]                              --                  (34,802)                22,829
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                (4,242,533)              (149,289)                74,213
=========================================================================================================================
Basic and diluted earnings (loss)
  per share [note 10]                                                 (0.60)                 (0.04)                  0.02
=========================================================================================================================

See accompanying notes

                          Stockgroup.com Holdings, Inc.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



Year ended December 31                                                                                    (expressed in US dollars)

                                                                                                           Retained       Total
                                                                             Common stock     Additional   earnings    shareholders'
                                                                                 amount    paid-in capital (accumulated  equity
                                                                Common stock                               deficit)
                                                                 # of shares       $              $           $             $
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                      3,660,000           97           --         57,898         57,995
Net income                                                               --           --           --         74,213         74,213
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                      3,660,000           97           --        132,111        132,208
Net loss                                                                 --           --           --       (149,289)      (149,289)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                      3,660,000           97           --        (17,178)       (17,081)
Issuance of common stock pursuant to private placement [note 10]    240,000      402,451           --             --        402,451
Deemed issuance of common stock pursuant to
  reverse acquisition [notes 1 and 10]                            3,120,000          672           --             --            672
Issuance of common stock pursuant to a consulting
  agreement [note 10]                                                75,000      450,000           --             --        450,000
Issuance of common stock pursuant to private placements,
  net of share issue costs of $167,737 [note 10]                    900,000    5,232,263           --             --      5,232,263
Issuance of common stock pursuant to an advertising
  agreement [note 10]                                               200,000      676,000           --             --        676,000
Compensation related to grant of stock options [note 10]                 --           --      261,277             --        261,277
Net loss                                                                 --           --           --     (4,242,533)    (4,242,533)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                      8,195,000    6,761,483      261,277     (4,259,711)     2,763,049
===================================================================================================================================

See accompanying notes

                          Stockgroup.com Holdings, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31                                                                                    (expressed in US dollars)
                                                                                  1999                  1998                  1997
                                                                                    $                     $                     $
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                              (4,242,533)            (149,289)              74,213
Add (deduct) non-cash items
  Depreciation and amortization                                                    85,601               19,459               13,619
  Provision for doubtful accounts                                                 (39,352)              44,715                 (599)
  Consulting services received for common stock                                   450,000                   --                   --
  Advertising services received for common stock                                  676,000                   --                   --
  Compensation expense on stock options                                           261,277                   --                   --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (2,809,007)             (85,115)              87,233
Net changes in non-cash working capital
  Accounts receivable                                                            (717,000)             (19,539)             (83,388)
  Due from shareholder                                                            (13,940)                  --                   --
  Prepaid expenses                                                               (848,218)              (2,312)             (26,237)
  Accounts payable                                                                678,080               43,144                7,865
  Accrued liabilities                                                             110,729              (10,524)               7,300
  Income taxes payable                                                               --                   (199)             (20,821)
  Deferred revenue                                                                188,843              (39,993)              52,637
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                (3,410,513)            (114,540)              24,589
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                      5,634,714                   --                   --
(Repayments) proceeds on bank indebtedness                                        (80,073)              75,825                   --
(Repayments) proceeds on long-term debt                                            (8,260)             (17,105)              50,618
(Repayments to) advances from shareholders                                        (12,069)               6,010                4,022
Due to (from) related company                                                          --               39,186              (39,186)
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                 5,534,312              103,916               15,454
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                               (468,249)             (21,092)             (41,002)
Net cash acquired in reverse acquisition                                            3,272                   --                   --
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                  (464,977)             (21,092)             (41,002)
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                1,658,822              (31,716)                (959)
Cash and cash equivalents, beginning of year                                           --               31,716               32,675
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          1,658,822                   --               31,716
===================================================================================================================================
Supplemental disclosure of cash flow information
Interest paid                                                                      10,500                4,100                1,500
Income taxes paid                                                                      --                   --               29,800
====================================================================================================================================


See accompanying notes

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

[a]  Nature of business and continuing entity

Stockgroup.com Holdings, Inc. ("Stockgroup.com") is a leading provider of Internet financial news and information services focusing on the North American small-cap and micro-cap markets. Stockgroup.com was incorporated under the laws of Colorado on December 6, 1994 under the former name of I-Tech Holdings Group, Inc. ("I-Tech"), a United States non-operating company registered on the NASD OTC Bulletin Board.

These consolidated financial statements are issued under the name of Stockgroup.com but are a continuation of the financial statements of Stock Research Group Inc. (`SRG"), a British Columbia corporation which was incorporated on May 4, 1995. On March 11, 1999, pursuant to a reverse acquisition, SRG acquired the net assets of I-Tech.

[b]  Reverse acquisition of Stockgroup.com

Pursuant to a share exchange agreement dated March 11, 1999, the shareholders of SRG sold their 100% interest in SRG to Stockgroup.com in consideration for 3,900,000 shares of Stockgroup.com which represented a controlling interest of approximately 56%. This transaction is considered a recapitalization of SRG and an acquisition of Stockgroup.com (the accounting subsidiary/legal parent) by SRG (the accounting parent/legal subsidiary). Accordingly, the transaction has been accounted for as a purchase of the net assets of Stockgroup.com by SRG in these consolidated financial statements.

In these consolidated financial statements, SRG's assets and liabilities are included at their historical carrying amounts. Operating results to March 11, 1999 are those of SRG. For purposes of the acquisition, the fair value of the net monetary assets of Stockgroup.com of $672 is ascribed to the 3,120,000 previously outstanding common shares of Stockgroup.com deemed to be issued in the acquisition as follows:

                                                                         $
----------------------------------------------------------------------------
Net assets acquired
  Cash                                                                 3,272
  Accounts payable                                                     2,600
----------------------------------------------------------------------------
                                                                         672
Deemed consideration
  3,120,000 shares of Stockgroup.com                                     672
============================================================================

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd.)

[c]  Basis of presentation and comparative amounts

These consolidated financial statements are presented in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

The comparative figures presented in the consolidated financial statements are those of SRG, originally reported on by other auditors in Canadian GAAP and Canadian dollars. The comparative figures have been retroactively restated to conform to the U.S. GAAP presentation adopted in the current year. The comparative figures have been recast into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Stockgroup.com Holdings, Inc. (the "Company") and its wholly owned subsidiaries, Stockgroup.com Media Inc. (British Columbia, Canada) (formerly Stock Research Group Inc.) and Stockgroup.com, Ltd. (Nevada, United States). All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign exchange

The reporting currency and the functional currency of the Company during the fiscal year ended December 31, 1999 is the U.S. dollar. The accounts of the Company's Canadian subsidiary are translated into U.S. dollars such that monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date and non-monetary items are translated at exchange rates prevailing at the transaction date. Operating revenues and expenses are translated at average exchange rates prevailing during the year. Any corresponding foreign exchange gains and losses are included in income.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Foreign currency transactions are translated into U.S. dollars at the rate of exchange in effect at the date of the transaction. Foreign currency balances of monetary assets and liabilities are translated using the rate of exchange in effect at the balance sheet date. Foreign exchange gains and losses on transactions during the year and on the year end translation of the accounts are included in income.

Cash equivalents

Cash equivalents consist of short-term deposits with original maturities of ninety days or less and are recorded at amortized cost.

Property and equipment

Property and equipment are carried at cost less depreciation and amortization. Depreciation and amortization are provided at the following annual rates with one-half of the depreciation and amortization provided in the year of acquisition:

    Computer equipment                                  30% declining balance
    Computer software                                  100% straight line
    Office furniture and equipment                      20% declining balance
    Leasehold improvements                              20% straight line

Income taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized.

Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable and long-term debt. The carrying values of all financial instruments approximate fair value due to their short-term maturities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue recognition

The Company's revenue is derived from various services, resulting in the following types of revenue recognition:

>    Website design and development is recognized upon customer acceptance.

> Website maintenance and marketing is recognized on a pro-rata basis over the term of the contract.

> Advertising and media services is recognized on a pro-rata basis over the term of the contract.

Deferred revenue consists of deposits paid in advance of services rendered.

Advertising costs

Advertising costs are expensed in the period incurred and are included as a component of sales and marketing expenses. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $1,670,000, $23,000 and $80,000
respectively.

Product development expenditures

Product development expenditures, which are primarily related to website development, are expensed in the period incurred.

Stock-based compensation

The Company accounts for fixed stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and has adopted the disclosure-only alternative of FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Earnings per share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year, plus the dilutive potential of options outstanding during the year, in accordance with FASB Statement No. 128, Earnings Per Share.

Comprehensive income

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 1999, 1998 and 1997, the Company did not have any components of comprehensive income.

Recent accounting pronouncements

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133, as amended by FASB Statement No. 137, is effective for fiscal years beginning after June 15, 2000. Management has not determined the impact, if any, that the adoption of the new statement will have on the consolidated results of operations or financial position of the Company.

3.   CASH AND CASH EQUIVALENTS

                                                        1999        1998
                                                          $           $
------------------------------------------------------------------------
Cash                                                   13,822         --
Short-term deposits                                 1,645,000         --
------------------------------------------------------------------------
                                                    1,658,822         --
========================================================================

3.   CASH AND CASH EQUIVALENTS (cont'd.)

The short-term deposits are issued by a major Canadian chartered bank. The effective interest rates on the short-term deposits existing at year-end range from 5.21% to 5.48%. Interest income earned on short-term deposits for the years ended December 31, 1999, 1998 and 1997 was $123,260, $nil and $nil respectively.


4.   ACCOUNTS RECEIVABLE

Included in accounts receivable is an amount of $575,000 due from one customer representing 67% of the total balance. Management's best estimate as at December 31, 1999 is that the realization of this amount is probable. Because of the uncertainties inherent in this estimation process, management's estimate of credit loss on this account may change in the near term. No other customers represented greater than 10% of the total balance in any other year.


5.   DUE FROM SHAREHOLDER

Amounts due from shareholder consist of $12,850 [1998 - $nil] in short-term advances and a $19,123 [1998 - $18,033] non-interest bearing loan. The loans and advances are expected to be repaid in the next fiscal year.

6. PROPERTY AND EQUIPMENT
                                                          Accumulated   Net book
                                                 Cost     amortization    value
                                                  $           $             $
--------------------------------------------------------------------------------
1999
Computer equipment                             360,552       85,571      274,981
Computer software                               24,074       12,037       12,037
Office furniture and equipment                 146,595       21,608      124,987
Leasehold improvements                          31,596        3,233       28,363
--------------------------------------------------------------------------------
                                               562,817      122,449      440,368
================================================================================
1998
Computer equipment                              74,100       30,386       43,714
Computer software                                   --           --           --
Office furniture and equipment                  20,097        6,425       13,672
Leasehold improvements                             371           37          334
--------------------------------------------------------------------------------
                                                94,568       36,848       57,720
================================================================================


7. BANK INDEBTEDNESS
                                                         1999              1998
                                                           $                $
--------------------------------------------------------------------------------
Operating line of credit                                    --            75,825
Demand loan                                             21,004            25,252
--------------------------------------------------------------------------------
                                                        21,004           101,077
================================================================================

The Company has an approved operating line of credit of $500,000 bearing interest at prime plus 1/4%. Interest expense for the years ended December 31, 1999, 1998 and 1997 was $8,400, $1,300 and $nil respectively.

The demand loan bears interest at prime plus 1%, is repayable in blended monthly principal and interest payments of $635, and is due December 31, 2002. Interest expense for the years ended December 31, 1999, 1998 and 1997 was $1,800, $1,800 and $1,100 respectively.

Bank indebtedness is collateralized by a general security agreement on all assets of the Company. The weighted average effective prime rate for 1999 was 6.44% [1998 - 6.60%].

8.   LONG-TERM DEBT

Long-term debt consisted of a special term loan bearing interest at prime plus 1%, repayable in blended monthly principal and interest payments of $800, due December, 1999. The loan was collateralized by a general security agreement on all assets of the Company. Interest expense for the years ended December 31, 1999, 1998 and 1997 was $300, $1,000 and $400 respectively.

9.   COMMITMENTS AND CONTINGENCIES

[a] The Company has operating lease commitments with respect to office premises with minimum annual payments as follows:

                                                                        $
      ----------------------------------------------------------------------
      2000                                                           350,000
      2001                                                           339,000
      2002                                                           278,000
      2003                                                           256,000
      2004 and thereafter                                            655,000
      ----------------------------------------------------------------------
                                                                   1,878,000
      ======================================================================

     Net rental expense included in general and administrative expenses for the years ended December 31, 1999, 1998 and 1997 was $204,000, $72,000 and $48,000
respectively.

[b] The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

10.  SHAREHOLDERS' EQUITY

Stock split

During 1998, SRG effected a split of its common stock on the basis of 18,300 common shares for each common share outstanding. This increased the outstanding share capital to 3,660,000 common shares which has been restated as the opening common stock as if the split had happened at the beginning of the periods presented.

Issuance of common stock pursuant to private placement

During January and February of 1999, the Company completed a private placement to certain institutions and individuals for the issuance of 240,000 common shares at $1.68 per share for net cash proceeds of $402,451.

Issuance of common stock pursuant to reverse acquisition

By a share exchange agreement dated March 11, 1999, the Company entered into a series of transactions whereby 3,900,000 issued and outstanding shares of SRG were exchanged for 3,900,000 shares of 579818 B.C. Ltd. a Canadian subsidiary of Stockgroup.com. The exchanged shares are convertible into shares of Stockgroup.com through a trustee, Stocktrans Inc., who holds the exchangeable shares of the parent in trust for the Company pursuant to a voting and exchange agreement giving the SRG shareholders effective control over Stockgroup.com. For purposes of the reverse acquisition, the fair value of the net assets of Stockgroup.com of $672 is ascribed to the 3,120,000 previously outstanding common shares of Stockgroup.com deemed to be issued in the acquisition.

Issuance of common stock for consulting services

On March 15, 1999, the Company issued 75,000 shares in exchange for consulting services provided in respect of the reverse acquisition. The transaction was recorded at a fair value of $450,000 based on an average closing price of the stock in the first week of trading subsequent to the reverse acquisition.

Issuance of common stock pursuant to private placement

During the spring and summer of 1999, the Company completed a private placement to certain institutions and individuals for the issuance of 900,000 common shares at $6.00 per share for net cash proceeds of $5,232,263.

10.  SHAREHOLDERS' EQUITY (cont'd.)

Issuance of common stock for advertising services

On September 17, 1999 the Company completed a private placement with a media company for the issuance of 200,000 common shares in exchange for advertising services. The transaction was recorded at a fair value of $676,000 based on the closing price of the stock on the day of the agreement.

Earnings (loss) per share

The following table sets forth the computation of earnings (loss) per share:

                                                    1999             1998            1997
                                                      $                $               $
--------------------------------------------------------------------------------------------
Net income (loss) for the year                   (4,242,533)       (149,289)          74,213
Weighted average number of common shares
  used in computation                             7,055,151       3,660,000        3,660,000
Basic and diluted earnings (loss) per share           (0.60)          (0.04)            0.02
============================================================================================

For the year ended December 31, 1999, all of the Company's common shares issuable upon the exercise of stock options were excluded from the determination of diluted earnings (loss) per share as their effect would be anti-dilutive.

Prior to the reverse acquisition described in note 1, the deemed number of common shares outstanding is equal to the common shares issued to the shareholders of SRG adjusted to take into account the effect of the change in the number of issued shares of SRG in the earlier periods.

1999 Incentive Stock Option Plan

The Company's 1999 Incentive Stock Option Plan ("1999 Plan"), which became effective March 11, 1999 (the "Plan Effective Date"), is available to directors, employees and consultants, and is intended to serve as the successor equity incentive program to the 1999 Incentive Stock Option Plan of Stock Research Group, Inc. ("1999 SRG Plan").

Under the 1999 SRG Plan, 1,441,300 options, representing 1,441,300 common shares were granted in February, 1999. In March 1999, outstanding options under the 1999 SRG Plan were incorporated into the 1999 Plan, and no further grants may be made under the 1999 SRG Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1999 Plan to those Options.

10.  SHAREHOLDERS' EQUITY (cont'd.)

Under the 1999 Plan, a total of 2,000,000 common shares have been authorized for issuance. Such share reserve consists of (i) the number of shares issued under the 1999 SRG Plan incorporated into the 1999 Plan on the Plan Effective Date; and (ii) an additional increase of 558,700 shares of common stock.

Options issued under the 1999 Plan generally begin vesting one year after grant, at which time vesting occurs in equal installments of one-fifth of the grant total per year for a period of five years. Options immediately become exercisable once vested. Any options which do not vest as the result of a grantee leaving the Company are cancelled and the shares underlying them are returned to the reserve. The Board has the authority to vary the vesting provisions of grants at its discretion.

Activity under the 1999 Plan is set forth below:

                                                                               Options outstanding
                                                               ---------------------------------------------------------
                                          Shares                                                             Weighted
                                       available for           Number of             Price per               average
                                          grant                 shares                share               exercise price
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  --                    --                      --                   --
Additional shares reserved               2,000,000                  --                      --                   --
Options granted                         (1,827,800)           (1,827,800)           0.01 - 5.625              $ 1.855
Options canceled                            44,500                44,500            2.50 - 5.625              $ 3.921
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               216,700             1,783,300            0.01 - 4.437              $ 1.803
========================================================================================================================


The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 1999 are as follows:

                                                     Options Outstanding                       Options Exercisable
                                        ----------------------------------------          -----------------------------
                                                           Weighted
                                                            Average      Weighted                           Weighted
                                         Number of        remaining      average                             average
                                          Shares         contractual     exercise            Shares          exercise
                                        Outstanding      life (years)     price           exercisable        price
-----------------------------------------------------------------------------------------------------------------------
Range of exercise prices
$0.01 - 0.94                             745,800             4.58         $0.809              --               --
$1.50 - 1.75                             128,500             5.96         $1.609              --               --
$2.25 - 2.937                            784,000             5.26         $2.506             5,000            2.500
$3.00 - 4.437                            125,000             5.59         $3.530              --               --
=======================================================================================================================

10.  SHAREHOLDERS' EQUITY (cont'd.)

The Company recorded $261,277 in compensation expense in the year ended December 31, 1999 for the difference between the exercise price of certain of the Company's options granted under the 1999 SRG Plan and the fair market value of the underlying common stock on the date of grant. This amount has been recorded as additional paid-in capital.

A total of 107,600 of the outstanding options are performance based and vest equally in 2000 and 2001 if the Company achieves predetermined annual revenues. These options are classified as variable, whereby, compensation expense is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount the employee must pay to acquire the stock. With variable options, the measurement date is established when it appears probable that the Company will meet the performance targets. Because of the uncertainty of achieving the annual revenue targets, no compensation expense has been recorded.

Pro forma disclosure of the effect of Stock Based Compensation Plan

Pro forma information regarding results of operations and net income (loss) per share is required by FASB Statement No. 123 for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under Statement No. 123. The value of the Company's stock-based awards granted to employees in 1999 have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with Statement No. 123, in arriving at an option valuation.

The fair value of the Company's stock-based awards granted to employees in 1999 was estimated assuming no expected dividends, a weighted average expected life of 4.55 years, a risk free interest rate of 5.06% and an expected volatility of 151%. The weighted average fair value of options granted during 1999 was $1.701. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The results of applying Statement No. 123 to the Company's stock-based awards to employees would approximate the following:

                                                      1999                    1998                   1997
                                                       $                        $                      $
----------------------------------------------------------------------------------------------------------
Net income (loss)
  As reported                                     (4,242,533)               (149,289)               74,213
  Pro forma                                       (5,091,330)               (149,289)               74,213
Basic and diluted earnings (loss) per share
  As reported                                        (0.60)                   (0.04)                 0.02
  Pro forma                                          (0.72)                   (0.04)                 0.02
==========================================================================================================

11.  INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 40%. The Company's Canadian subsidiary is subject to Canadian federal and provincial taxes of approximately 45%. For 1998 and prior years, the Company qualified as a Canadian Controlled Private Corporation and was subject to a lower tax rate of 22%. The Company is no longer eligible for this low tax rate.

The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

                                                       1999         1998         1997
                                                         $            $            $
--------------------------------------------------------------------------------------
Tax expense (recovery) at U.S. statutory rates    (1,698,000)     (74,000)      39,000
Lower (higher) effective income taxes of
  Canadian subsidiary                               (170,000)      33,000      (18,000)
Net operating losses not recognized for
  accounting purposes                              1,856,000           --           --
Non-deductible expenses                               12,000        6,198        1,829
--------------------------------------------------------------------------------------
Current income tax expense (recovery)                     --      (34,802)      22,829
======================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                                                  1999        1998
                                                                    $          $
--------------------------------------------------------------------------------------
Net operating loss carryforwards                                1,856,000          --
Valuation allowance                                            (1,856,000)         --
--------------------------------------------------------------------------------------
Net deferred tax asset                                                --           --
======================================================================================

The tax loss carryforwards expire as follows:
                                                                               $
--------------------------------------------------------------------------------------
Canada
2006                                                                        3,369,000

U.S.
2019                                                                          845,000
--------------------------------------------------------------------------------------
                                                                            4,214,000
======================================================================================

12.  SEGMENTED INFORMATION

The Company operates in one industry segment and derives its revenue from the following services:

                                                1999         1998         1997
                                                 $             $           $
--------------------------------------------------------------------------------
Website design and development                 343,928      214,085      255,991
Website maintenance and marketing              347,243      394,350      364,808
Advertising and media services               1,228,881      249,157      347,292
--------------------------------------------------------------------------------
                                             1,920,052      857,511      968,091
================================================================================

During 1999, the Company had one customer whose revenue represented 35% of total revenue. No other customers represented greater than 10% of the revenue in any other year.

Predominantly all of the Company's revenues are generated in Canada based on the location of customers. The majority of the Company's property and equipment are located in Canada.


13.  SUBSEQUENT EVENTS

On January 18, 2000, the Company entered into a contract in Singapore which expands the Company's operation into Asia and entails the development of an enterprise financial site for Asia Exchange Information Service Pte Ltd. (AsiaXIS). Under the terms of the agreement, the Company will receive approximately US$1,500,000 for development and upgrade of the initial site in Singapore. The agreement also provides for AsiaXIS to develop 13 additional financial enterprise sites throughout Asia, Australia and New Zealand. The Company will be paid a licensing fee for its technology, a development fee for building and customizing each additional financial enterprise site, ongoing maintenance and support fees and royalties for each of the markets that AsiaXIS enters. The Company has also secured access to the content that will be created by AsiaXIS in its international news development. As part of the contract, the Company has agreed to acquire an equity position of 19.4% in AsiaXIS for US$500,000.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On July 7, 1999, the Board of Directors of Stockgroup.com approved the retention of the firm of Ernst & Young LLP as principal independent accountant to perform the examination of its financial statements as of December 31, 1999, and for the year then ended, effective with the resignation of Dale Matheson, Carr-Hilton, the former independent accountant, which occurred on July 8, 1999. Dale Matheson, Carr-Hilton had been principal independent accountant for Stock Research Group, Inc., which was acquired by us on March 11, 1999. Dale Matheson, Carr-Hilton had performed audit services for the three most recent fiscal years ended December 31, 1998, 1997 and 1996, and had expressed unqualified opinions on such financial statements. In connection with those audits and through July 8, 1999, there were no disagreements between us and Dale Matheson, Carr-Hilton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Dale Matheson, Carr-Hilton would have caused them to make reference in their reports to the subject matter of the disagreements.

     We requested Dale Matheson, Carr-Hilton to furnish us with a letter addressed to the Securities and Exchange Commission stating whether such firm agrees with the statements made above and, if not, stating the respects in which they do not agree. Such letter is attached as an exhibit in the Form 8K filing made by us regarding this matter on July 7, 1999.

     There were no disagreements with accountants on accounting and financial disclosure matters.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth, as of December 31, 1999, the name, age and position of the Company's directors, executive officers and other significant employees.

  Name                      Age  Position with the Company
  ----                      ---  -------------------------
  Marcus A. New............ 28   Chairman of the Board; Chief Executive Officer
  David Caddey............. 49   Director
  Louis deBoer II.......... 47   Director
  Leslie Landes............ 54   Director, President and Chief Operating Officer
  Craig Faulkner........... 29   Director, Chief Technology Officer
  David Andelman........... 53   Editor in Chief
  John H. Dawe, CFA........ 40   Vice President Finance, Secretary & Treasurer
  Tim Bush ................ 44   Vice President Sales

     The backgrounds of our Directors, Officers and significant employees are as follows:

Marcus New, Founder, Chairman of the Board and CEO

Marcus New is the founder, Chairman and Chief Executive Officer of Stockgroup. Mr. New formed the vision for Stockgroup in 1995 and developed the company from an idea to the dominant single source for small cap information on the Internet. Over the last five years he has grown the company by re-investing profits earned and has successfully built a substantial corporate client roster based on development of his ideas for Internet marketing. Similar to other successful Internet pioneers, Mr. New created Stockgroup based on identification of the ways in which the Internet could be used to provide services which were not otherwise available.

Over the last two years Mr. New has aggressively marketed Stockgroup across North America and in Europe and has attracted a high profile senior management team to implement his vision for Stockgroup.

David N. Caddey, B.Sc., M.Sc., Director

Mr. Caddey has been a Director of the Company since inception and has over 26 years experience in the business and program management field. He currently serves as an Executive Vice President of MacDonald Dettwiler and Associates. MacDonald Dettwiller is a subsidiary of Orbital Sciences Corp. (NYSE: ORB), a space technology and satellite services company that designs, manufactures, operates and markets a broad range of space products and services. Mr. Caddey is also the General Manager of the company's Space Missions Group where he is responsible for managing the construction of the Radarsat-2 spacecraft and associated ground infrastructure program, valued at over $350 million, as well as the construction of the Space Station Mobile Servicing System.

From 1994 to 1998, Mr. Caddey worked as a Vice President and General Manager of the Space and Defense Systems Business Area. In this capacity, he was responsible for marketing and sales, project management, technical management and post delivery support. From 1990 to 1994 he served as Vice President and General Manager of Geo-information Systems where he managed the development of Radarsat I Ground Segment

Program.

Louis deBoer II, Director

Mr. deBoer has over 20 years experience in the strategic development of national media programming, advertising sales and content development. Mr. deBoer spent 17 years at HBO culminating in the positions of Executive Vice President of HBO Inc. and President of its International division, where he played an instrumental role in helping negotiate and broker deals that significantly increased the company's presence in its International markets. Currently Mr. deBoer serves as President at MediaFutures, Inc. with clients in the Internet and cable broadcasting industries. He provides strategic counsel for such companies as Hearst New Media, Cox Enterprises, Rainbow Programming as well as several emerging growth companies.

Prior to forming MediaFutures, he was Chief Executive Officer at New Century Network, an online company formed by a consortium of the nine leading US newspaper organizations, including, Advance Communications, Cox Communications, The Chicago Tribune, Hearst, Gannett, Knight-Ridder, Inc., The New York Times, The Washington Post and Times-Mirror. At New Century Networks, Mr. deBoer managed the team of experts that aggregated content and marketed and sold space to over 150 newspaper Web sites.

Leslie A. Landes, Director, President and Chief Operating Officer

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

Prior to forming Landes Enterprises in 1992 Mr. Landes spent 13 years with the Jim Pattison Group, Canada's third largest privately held company with sales in excess of $3 Billion and over 13,000 employees. He served as President of The Jim Pattison Sign Group, Outdoor Group, and Communications Group, which included radio and television stations and paid subscription print publications. Ultimately he was appointed President of Jim Pattison Industries Ltd. and Senior Vice President of the parent Jim Pattison Group, responsible for the groups acquisitions and divestitures, and with involvement in the management of the groups 50 diversified companies. He successfully initiated and completed the acquisition of strategically important companies in a number of diverse industries in which the Group was active. Under his direction the sign group was built into the largest electric sign company in the world.

Craig Faulkner, Director, Chief Technology Officer

Mr. Faulkner is one of the founding partners of Stockgroup.com.

Mr. Faulkner's skill and knowledge of database-to-web solutions brings a history of innovative and dynamic solutions. Early in his career, Mr. Faulkner led Stockgroup.com to co-develop one of the first portfolio tracking tools, LivequoteSRG, based 100 percent on the use of Java.

Mr. Faulkner has managed both sales and production professionals. As General Manager for TASP International, he was responsible for the recruiting, training and direction of more than 20 sales associates. Currently, Mr. Faulkner manages the programming and information management team at Stockgroup.com, initiates solutions with data and hardware vendors, while maintaining a senior management role and board membership.

Under Mr. Faulkner's direction, Stockgroup.com has implemented a sophisticated blend of both Sun Solaris and Microsoft NT solutions. Stockgroup.com's main site is hosted on IBM Netfinity servers, while client sites are hosted on Sun Enterprise machines.

David Andelman, Editor in Chief

     David A. Andelman is a leading international journalist and communications professional who has spent more than 30 years in print and broadcast media, most recently as news editor of Bloomberg News.

     He began his career as a domestic and foreign correspondent and bureau chief for The New York Times in the U.S., Southeast Asia and Eastern Europe. For seven years he served as European correspondent for CBS News, based in Paris and as Washington correspondent for CNBC before joining Bloomberg in 1995. He is the author of two books, and has written articles for such magazines as Harper's, The Atlantic, The New Republic and Readers Digest. He is a graduate of Harvard College and the Columbia University Graduate School of Journalism, and is a member of the Council on Foreign Relations.

     On December 15, 1999 Stockgroup.com appointed Mr. Andelman as Editor in Chief. Mr. Andelman has the responsibility of building a world class news service devoted to the small cap sector. Mr. Andelman is based in Stockgroup.com's New York office.

John H. Dawe, CFA, Vice President Finance, Secretary & Treasurer

     John Dawe joined Stockgroup.com in 1998 as Vice President Finance, Secretary and Treasurer. Mr. Dawe holds the Chartered Financial Analyst designation and brings over 16 years experience in the investment brokerage and financial services community. During his career he has held senior marketing, treasury and business development positions and established a successful consulting practice specializing in strategic analysis and marketing services for the financial services industry. His career has focused on both corporate finance and financial marketing. He has held senior positions with Pemberton Securities (now part of RBC Dominion Securities), The Pacific Corporate Trust Company and served as Treasurer of Canada's fourth largest Credit Union, Pacific Coast Savings. In this position he managed $1.1 billion and generated the sale of over $100 million of mortgaged-backed securities and institutional mortgage asset sale.

Tim Bush, Vice President Sales

     Tim Bush has been managing professional sales teams in major corporations for the past 14 years. He has a proven track record of rapidly growing sustainable business at high customer service levels. He began his career by progressing quickly in sales and branch sales management at ComputerLand in 1983. At the end of his 8 years he had regional responsibility for major and corporate account sales. Previous to joining Stockgroup.com, Mr. Bush was a Regional Sales Director for one of the world's largest computer products and services distributors, Ingram Micro Inc. Prior to that he was Regional Sales Director for computer distributor Merisel . As a Regional Sales Director for the past 8 years, his team's have averaged over 30% sales growth with sales in excess of $400 MM and have consistently enjoyed a dominant market share position and high customer retention and satisfaction.

Item 10. Executive Compensation

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT AND FILING REFERENCE
--------------      -------------------------------------------

     2.1 Share Exchange and Share Purchase Agreement dated March 11, 1999 effecting a change in control of Registrant - incorporated by reference to Form 8K filed March 19, 1999, Form 8K/A filed March 24, 1999 and Form 8K/A filed May 10, 1999

     3.1 Articles of incorporation & Bylaws - incorporated by reference to Form 10SB12G filed January 29, 1998

     4.1 1999 Stock Incentive Plan - incorporated by reference to Form S-8 filed November 16, 1999

     9.1 Exchange and Voting Agreement incorporated by reference to Form 8K filed March 19, 1999

     11.1 Statement re: computation of per share earnings - filed herewith in Note 10 to financial statements

     23.1           Consent of experts or counsel - filed herewith below as Item
                    23.1

     27.1           Financial data schedule - filed herewith below


No reports on Form 8-K have been filed within the last quarter

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Stockgroup.com Holdings, Inc.
       (Registrant)


Dated:  March 29, 2000
By:

/s/  Marcus A. New
------------------------------------------------
Marcus A. New, Chairman, Chief Executive Officer

/s/  David Caddey
------------------------------------------------
David Caddey, Director

/s/  Louis deBoer II
------------------------------------------------
Louis deBoer II, Director

/s/ Leslie Landes
------------------------------------------------
Leslie Landes, Director, President
& Chief Operating Officer

/s/ Craig Faulkner
------------------------------------------------
Craig Faulkner, Director, Chief Technology Officer

/s/ John H. Dawe, CFA
------------------------------------------------
John H. Dawe, CFA, Vice President Finance,
Secretary and Treasurer

Item 23.1

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the use in this Annual Report on Form 10-KSB of Stockgroup.com Holdings, Inc. of our report dated January 28, 2000 with respect to the Company's consolidated financial statements for the year ended December 31, 1999.

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-91043) pertaining to the 1999 Incentive Stock Option Plan of Stockgroup.com Holdings, Inc., and in the related prospectuses, of our report dated January 28, 2000 with respect to the consolidated financial statements of Stockgroup.com Holdings, Inc. included in the Annual Report on Form 10-KSB for the year ended December 31, 1999.





Vancouver, Canada,                                   /s/ ERNST & YOUNG LLP
January 28, 2000.                                        Chartered Accountants