Form 10KSB/A
period 1999-12-31
STOCKGROUP COM HOLDINGS INC
filed 2000-05-01
CIK 1054097

Form 10-KSB/A
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ________________.

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


 Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No:[_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $1,920,052.00

The aggregate market value of common equity held by non-affiliates of the registrant as of April 25, 2000 was $18,438,750.

The number of shares outstanding of each of the registrant's common equity, as of April 25, 2000 was 8,195,000.

Documents incorporated by reference:

None.


Transitional Small Business Disclosure Format (check one):Yes.[]; No [x]

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The following table sets forth, as of April 25, 2000, the name, age and position of the Company's Directors, Executive Officers and other significant employees.

Name                      Age   Position with the Company
----                      ---   -------------------------
Marcus A. New............ 29    Chairman of the Board; Chief Executive Officer
David Caddey............. 49    Director
Louis deBoer II.......... 47    Director
Leslie Landes............ 54    Director, President and Chief Operating Officer
Craig Faulkner........... 29    Director, Chief Technology Officer
David Andelman........... 53    Editor in Chief
John H. Dawe, CFA........ 40    Vice President Finance, Secretary & Treasurer
Tim Bush ................ 40    Vice President Sales

The backgrounds of our Directors, Officers and significant employees are as follows:

Marcus New, Founder, Chairman of the Board and CEO

Marcus  New  is  the   founder,   Chairman  and  Chief   Executive   Officer  of
Stockgroup.com. Mr. New formed the vision for Stockgroup.com in 1995 and developed the company from an idea to the dominant single source for small cap information on the Internet. Over the last five years he has grown the company by re-investing profits earned and has successfully built a substantial corporate client roster based on development of his ideas for Internet marketing. Similar to other successful Internet pioneers, Mr. New created Stockgroup.com based on identification of the ways in which the Internet could be used to provide services which were not otherwise available.

Over the last two years Mr. New has aggressively marketed Stockgroup.com across North America and in Europe and has attracted a high profile senior management team to implement his vision for Stockgroup.com.

David N. Caddey, B.Sc., M.Sc., Director

Mr. Caddey has been a Director of the Company since inception and has over 26 years experience in the business and program management field. He currently serves as a Executive Vice President of MacDonald Dettwiler and Associates. MacDonald Dettwiller is a wholly-owned subsidiary of Orbital Sciences Corp. (NYSE: ORB), a space technology and satellite services company that designs, manufactures, operates and markets a broad range of space products and services. Mr. Caddey is also the General Manager of the company's Space Missions Group where he is responsible for managing the construction of the Radarsat-2 spacecraft and associated ground infrastructure program, valued at over $350 million, as well as the construction of the Space Station Mobile Servicing System.

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

Prior to forming Landes Enterprises in 1992 Mr. Landes spent 13 years with the Jim Pattison Group, Canada's third largest privately held company with sales in excess of $3 Billion and over 13,000 employees. He served as President of The Jim Pattison Sign Group, Outdoor Group, and Communications Group, which included radio and television stations and paid subscription print publications. Ultimately he was appointed President of Jim Pattison Industries Ltd. and Senior Vice President of the parent Jim Pattison Group, responsible for the Group's acquisitions and divestitures, and with involvement in the management of the Group's 50 diversified companies. He successfully initiated and completed the acquisition of strategically important companies in a number of diverse industries in which the Group was active. Under his direction the sign group was built into the largest electric sign company in the world.

Craig Faulkner, Director, Chief Technology Officer

Mr.   Faulkner  is  one  of  the  original   executive   and  board  members  of
Stockgroup.com.

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

John H. Dawe, CFA, Vice President Finance, Secretary & Treasurer

John Dawe joined Stockgroup.com in 1998 as Vice President Finance, Secretary and Treasurer. Mr. Dawe holds the Chartered Financial Analyst designation and brings over 17 years experience in the investment brokerage and financial services community. During his career he has held senior marketing, treasury and business development positions and established a successful consulting practice specializing in strategic analysis and marketing services for the financial industry. His career has focused on both corporate finance and financial marketing. He has held senior positions with Pemberton Securities (now part of RBC Dominion Securities), The Pacific Corporate Trust Company and served as Treasurer of Canada's fourth largest Credit Union, Pacific Coast Savings. In this position he managed $1.1 billion and generated the sale of over $100 million of mortgaged-backed securities and institutional mortgage asset sales.

Tim Bush, Vice President Sales

Tim Bush has been managing professional sales teams in major corporations for the past 14 years. He has a proven track record of rapidly growing sustainable business at high customer service levels. He began his career by progressing quickly in sales and branch sales management at ComputerLand in 1983. At the end of his 8 years he had regional responsibility for major and corporate account sales. Previous to joining Stockgroup.com, Mr. Bush was a Regional Sales Director for one of the world's largest computer products and services distributors, Ingram Micro Inc. Prior to that he was Regional Sales Director for computer distributor Merisel. As a Regional Sales Director for the past 8 years, his teams have averaged over 30% sales growth with sales in excess of $400 Million and have consistently enjoyed a dominant market share position and high customer retention and satisfaction.

              SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission in ownership of the Common Stock with the Securities and Exchange Commission (the "Commission"). Executive officers, directors and greater than ten percent shareholders are also required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, to the Company's knowledge, all of the
Section 16(a) filing requirements applicable to such persons with respect to fiscal 1999 were complied with on a timely basis.

Item 10. Executive Compensation

Executive Officer Compensation

The following summary compensation table sets forth individual compensation information for the Chief Executive Officer and each of the Company's other executive officers (the "Named Executive Officers") whose aggregate compensation exceeded $100,000 during each of the years ended December 31, 1997, 1998 and 1999 pertaining to services rendered to Stockgroup.com.


                                Summary Compensation Table

                                                                              All Annual
Name and Principal Position             Year        Salary         Bonus     compensation
---------------------------             ----       --------       -------    -----------
Marcus New                              1997       $  47,436      $ 0          $  47,436
Chief Executive Officer,                1998       $  40,192      $ 0          $  40,192
Chairman and Director                   1999       $ 111,073      $ 0          $ 111,073

Leslie Landes,                          1997       n/a            n/a          n/a
President & Chief Operating Officer     1998       $  38,781      $ 0          $  38,781
                                        1999       $ 122,654      $ 0          $ 122,654


The following table presents information concerning stock options granted to or exercised by Named Executive Officers during 1999 for services rendered to Stockgroup.com Holdings, Inc.


                               OPTION GRANTS IN LAST FISCAL YEAR

                                      INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------
                     Number of         % of Total
                    Securities          Options
                    Underlying         Granted to
                     Options          Employees in       Exercise or Base          Expiration
Name                Granted (#)       Fiscal Year         Price ($/share)             Date
-----------------  ------------     --------------       ----------------        --------------
Marcus New           325,000             18.22%                2.50              March 11, 2004

Leslie Landes        105,000              5.89%                0.01              August 1, 2004
                     640,800*            35.93%                0.94              August 1, 2004


*Note: 107,600 of Mr. Landes' options to purchase shares at a price of $0.94 will vest and be exercisable only if the Company attains sales performance levels of $16,500,000 and $28,500,000 respectively in fiscal years ending December 31, 2000 and 2001.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR OPTION VALUES

                                                    Number of Shares underlying      Value of Unexercised
                                                       Unexercised Options at       In-the-Money Options at
                                                         December 31, 1999              December 31, 1999
                Shares acquired     Value          ------------------------------  ---------------------------
   Name         on Exercise (#)  Realized ($)      Exercisable     Unexercisable   Exercisable   Unexercisable
   ----         ---------------  ------------      -----------     --------------  -----------   -------------
Marcus New      0                0                 0               325,000         0             0

Leslie Landes   0                0                 0               105,000         0             $ 169,575
                0                0                 0               640,800         0             $ 438,948

Directors' Compensation

We compensate our Directors by issuing each one options to acquire 20,000 shares of Common Stock which fully vest after one year of service on our Board of Directors. Mr. David Caddey was granted such options on March 11, 1999 which have an exercise price of $2.50 per share and become fully vested and exercisable on March 11, 2000. Mr. Louis deBoer II was granted such options on October 7, 1999 which have a exercise price of $2.75 per share and become fully vested and exercisable on October 7, 2000.

Employment and Severance Agreement

The Company has an employment agreement with its President Leslie Landes. This agreement was signed on August 4, 1998 and has a term of 5 years. Under the agreement Mr. Landes receives compensation of $150,000 per annum. The agreement may be terminated by the Company or Mr. Landes on 30 days notice and if termination is initiated by the Company, Mr. Landes is to receive a severance payment equal to 12 months compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth as of April 25, 2000 the beneficial ownership of Common Stock of each person known to the Company who owns more than 5% of the issued and outstanding Common Stock.


Name and address* of                 Amount and Nature            Percent of
Beneficial Owner                  of Beneficial Ownership           Class
-------------------------         -----------------------          ------
Marcus New                            2,882,000(1)(2)               34.89%
Yvonne New                            2,745,000(1)(4)               33.52%
518464 B.C. Ltd.                      2,245,000(1)(5)               27.39%
Craig Faulkner                          954,000(1)(3)               11.59%
569358 B.C. Ltd.                        665,000(1)(6)                8.11%

*Unless otherwise referenced, the address for each of the above mentioned parties is c/o Stockgroup.com Holdings, Inc. Suite 500 - 750 West Pender Street, Vancouver, B.C. Canada V6C 2T7.

-----------
(1) Pursuant to a Share Exchange and Share Purchase Agreement dated March 11, 1999 (the "SEA") by and among the Company, formerly called I-Tech Holdings Group, Inc., 579818 B.C. Ltd., a British Columbia, Canada corporation wholly-owned by the Company (the "Subsidiary"), Stock Research Group, Inc., a British Columbia, Canada corporation ("Stock Group") and all of the shareholders of Stock Group, being nine persons (collectively, the "Stock Group Shareholders"), the Company acquired (the "Acquisition") all of the issued and outstanding common shares of Stock Group from the Stock Group Shareholders in consideration of the issuance by (i) the Subsidiary to the Stock Group Shareholders, on a pro-rata basis, of 3,900,000 Class A Exchangeable Shares (the "Exchangeable Shares") and (ii) by the Company issuing to Stocktrans, Inc., located at 7 East Lancaster Avenue, Ardmore, PA 19003, as trustee for the Stock Group Shareholders (the "Trustee") 3,900,000 shares of Common Stock to be held under the terms of an Exchange and Voting Agreement dated March 11, 1999 (the "Trust Agreement") by and among the Company, the Trustee, the Subsidiary and the Stock Group Shareholders. The Exchangeable Shares may be converted, at the option of the holder into an equal number of shares of the Company's Common Stock held by the Trustee. Pending any such conversion, each holder of the Exchangeable Shares may direct the Trustee to vote an equivalent number of shares of the Company's Common Stock. The Trustee has no discretion as to voting or disposition of the Company's Common Stock.

As a result of these transactions, each of the Stock Group Shareholders has the right to vote, (or to direct the Trustee to vote on behalf of such Stock Group Shareholder) a number of shares of the Company's Common Stock equal to the number of Exchangeable Shares held of record by such Stock Group Shareholder. In the aggregate, shares of the Company's Common Stock issued to the Trustee represent approximately 47.59% of the Company's issued and outstanding shares of Common Stock.

The Trust created by the SEA shall continue until the earliest to occur of the following events: (a) no outstanding Exchangeable Shares are held by any Stock Group Shareholder; (b) each of the Subsidiary and the Company acts in writing to terminate the Trust and such termination is approved by the holders of the Exchangeable Shares in accordance with section 27.10 of the SEA; and (c) December 31, 2098.

(2) Of this amount, 47.62% (or 1,372,500 shares) of the Exchangeable Shares are owned by Yvonne New, Mr. New's wife.

Mr. Marcus New and his wife, Yvonne New, each own directly 250,000 Exchangeable Shares, and indirectly, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and his wife Yvonne New as to 50%, 2,245,000 Exchangeable Shares. Mr. New also owns 2,000 shares of Common Stock which were purchased in the open market. Accordingly, Marcus and Yvonne New have the right to direct the vote of 2,747,000 shares of the Company's Common Stock which represent approximately 33.52% of the Company's issued and outstanding Common Stock.

In addition, of this amount, 70,000 shares are held in trust for the benefit of Mr. New. This trust is a non-voting trust. Mr. New was also granted options to purchase 325,000 shares of Common Stock at an exercise price of $2.50 per share. The initial vesting of 65,000 options took place on March 11, 2000. In combination with Mr. New's 2,745,000 Exchangeable shares, 2,000 shares of Common Stock, and 70,000 shares of Common Stock held in trust, these 65,000 optioned shares create a beneficial ownership position in the company of 2,882,000 shares representing approximately 34.89% of the Company's issued and outstanding Common Stock.

(3) Of this amount, Mr. Craig Faulkner owns directly 250,000 Exchangeable Shares and indirectly, through 569358 B.C. Ltd., a British Columbia company owned by Mr. Faulkner, 665,000 Exchangeable Shares. Mr. Faulkner has also been granted options to acquire 195,000 shares of Common Stock at an exercise price of $2.50 per share. Mr. Faulkner was granted these options on March 11, 1999. The options have a five year term and vest 20% per year. The initial vesting of 39,000 options took place on March 11, 2000. In combination with his direct and indirect holdings of 915,000 Exchangeable Shares, Mr. Faulkner controls 954,000 shares representing approximately 11.59% of the Company's issued and outstanding Common Stock.

(4) Yvonne New is Marcus New's wife. Mrs. New owns 250,000 Exchangeable Shares directly and 2,245,000 shares indirectly through her 50% ownership of 518464 B.C. Ltd. These holdings in combination with the 250,000 Exchangeable Shares and 2,000 shares of Common Stock owned by Mr. New, bring Ms. New's beneficial ownership of shares of the Comapany to 33.52%.

(5) 518464 B.C. Ltd. is a private company owned 50% by Marcus New and 50% by Yvonne New, his wife.

(6) 569358 B.C. Ltd. is a private company wholly-owned by Craig Faulkner.

Security Ownership of Management

The tables below and the paragraphs that follow present certain information concerning Directors, Executive Officers and significant employees of the Company. Mr. David Caddey is Mr. Marcus New's wife's uncle. Other than this relationship, none of the Company's Directors, Executive Officers or significant employees has any family relationship with any other Director, Executive Officer or significant employee.

                                                                  Executive     Shares of Common
                                                                   Officer/    Stock Beneficially  Percent
                                                Positions          Director       Owned as of      of class
Name                                Age        with Company         Since        April 27, 2000      (3)
--------------------------------   ------   --------------------  ----------  -------------------- ----------
Directors:
Marcus A. New                       29      Chairman of the       05/04/95      2,882,000(1)(2)(6)   34.89%
                                            Board, Chief
                                            Executive
                                            Officer, Director

Craig D. Faulkner                   29      Chief Technology      05/04/95      954,000(1)(3)(7)     11.59%
                                            Officer, Director

Leslie A. Landes                    54      President, Chief      08/04/98      Nil(8)                 **
                                            Operating Officer,
                                            Director

Louis deBoer II                     47      Director              10/07/99      Nil(9)                 **

David Caddey                        49      Director              05/04/95      80,000(1)(4)(10)       **


Executive Officers and significant employees who are not Directors:

John H. Dawe, CFA                   40      Vice President of     11/17/98      10,800(5)(11)          **
                                            Finance, Secretary
                                            and Treasurer

David Andelman                      53      Editor in Chief       12/16/99      6,000(5)(12)

Tim Bush                            40      Vice President Sales  01/03/00      6,000(5)(13)

All Directors, Executive Officers and
Significant employees as a group ...............................                3,938,800(1)(2)       47.29%
                                                                                (3)(4)(5)(6)(7)
                                                                                (10)(11)

**   Less than one percent

----------

(1) Pursuant to a Share Exchange and Share Purchase Agreement dated March 11, 1999 (the "SEA") by and among the Company, formerly called I-Tech Holdings Group, Inc., 579818 B.C. Ltd., a British Columbia, Canada corporation wholly-owned by the Company (the "Subsidiary"), Stock Research Group, Inc., a British Columbia, Canada corporation ("Stock Group") and all of the shareholders of Stock Group, being nine persons (collectively, the "Stock Group Shareholders"), the Company acquired (the "Acquisition") all of the issued and outstanding common shares of Stock Group from the Stock Group Shareholders in consideration of the issuance by (i) the Subsidiary to the Stock Group Shareholders, on a pro-rata basis, of 3,900,000 Class A Exchangeable Shares (the "Exchangeable Shares") and (ii) by the Company issuing to Stocktrans, Inc., located at 7 East Lancaster Avenue, Ardmore, PA 19003, as trustee for the Stock Group Shareholders (the "Trustee") 3,900,000 shares of Common Stock to be held under the terms of an Exchange and Voting Agreement dated March 11, 1999 (the "Trust Agreement") by and among the Company, the Trustee, the Subsidiary and the Stock Group Shareholders. The Exchangeable Shares may be converted, at the option of the holder into an equal number of the Company's Common Stock held by the Trustee. Pending any such conversion, each holder of the Exchangeable Shares may direct the Trustee to vote an equivalent number of Company's Common Stock. The Trustee has no discretion as to voting or disposition of the Company's Common Stock.

As a result of these transactions, each of the Stock Group Shareholders has the right to vote, (or to direct the Trustee to vote on behalf of such Stock Group Shareholder) a number of the Company's Common Stock equal to the number of Exchangeable Shares held of record by such Stock Group Shareholder. In the aggregate, the Company's Common Stock issued to the Trustee represent approximately 47.59% of the Corporation's issued and outstanding shares of Common Stock.

The Trust created by the SEA shall continue until the earliest to occur of the following events: (a) no outstanding Exchangeable Shares are held by any Stock Group Shareholder; (b) each of the Subsidiary and the Company acts in writing to terminate the Trust and such termination is approved by the holders of the Exchangeable Shares in accordance with section 27.10 of the SEA; and (c) December 31, 2098.

(2) Of this amount, 47.62% (or 1,372,500 shares) of the Exchangeable Shares are owned by Yvonne New, Mr. New's wife.

Mr. Marcus New and his wife, Ms. Yvonne New, each own directly 250,000 Exchangeable Shares, and indirectly, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and Ms. New as to 50%, 2,245,000 Exchangeable Shares. Mr. New also owns 2,000 shares of Common Stock which were purchased in the open market. Accordingly, Mr. and Ms. New have the right to direct the vote of 2,747,000 shares of the Company's Common Stock which represent approximately 33.52% of the Company's issued and outstanding Common Stock.

In addition, Mr. New beneficially owns 70,000 shares which are held in trust for the benefit of Mr. New. This trust is a non-voting trust.

(3) Of this amount, Mr. Craig Faulkner owns directly 250,000 Exchangeable Shares and indirectly, through 569358 B.C. Ltd., a British Columbia company owned by Mr. Faulkner, 665,000 Exchangeable Shares.

(4) Of this amount, 50% (or 30,000 shares) are owned by Ms. Donna Caddey, Mr. Caddey's wife.

Mr. David Caddey and his wife, Donna Caddey, each own directly 20,000 Exchangeable Shares. In addition, 20,000 shares of Common Stock are owned jointly by David and Donna Caddey. Accordingly, Mr. and Ms. Caddey have the right to direct the vote of 60,000 of the Company's Common Stock which represents approximately 0.73% of the Company's issued and outstanding Common Stock.

(5) Mr. John Dawe, Mr. David Andelman and Mr. Tim Bush each respectively own 800, 6,000 and 6,000 shares of Common Stock purchased in the open market.

(6) Mr. New has been granted options to acquire 325,000 shares of Common Stock at an exercise price of $2.50 per share. Mr. New was granted these options on March 11, 1999. The options have a five year term and vest 20% per year. The initial vesting of 65,000 options took place on March 11, 2000 and the beneficial ownership calculation here includes 65,000 shares of Common Stock underlying these options. In combination with Mr. New's 2,745,000 Exchangeable shares, 2,000 shares of Common Stock, 70,000 shares of Common Stock held in trust, these 65,000 optioned shares create a beneficial ownership position in the company of 2,882,000 shares representing approximately 34.89% of the Company's issued and outstanding Common Stock.

(7) Mr. Faulkner has been granted options to acquire 195,000 shares of Common Stock at an exercise price of $2.50 per share. Mr. Faulkner was granted these options on March 11, 1999. The options have a five year term and vest 20% per year. The initial vesting of 39,000 options took place on March 11, 2000 and the beneficial ownership calculation here includes 39,000 shares of Common Stock underlying these options. In combination with his direct and indirect holdings of 915,000 Exchangeable shares, Mr. Faulkner controls 954,000 shares representing approximately 11.59% of the Company's issued and outstanding Common Stock.

(8) Mr. Caddey has been granted options to purchase 20,000 shares of Common Stock at an exercise price of $2.50 per share. Mr. Caddey was granted these options on March 11, 1999. The options have a six year term and full vesting of the 20,000 options took place on March 11, 2000 and the beneficial ownership calculation here includes 20,000 shares of Common Stock underlying these options. In combination with his direct and indirect holdings of 40,000 Exchangeable Shares and direct and indirect holdings of 20,000 shares of Common Stock, Mr. Caddey controls 80,000 shares representing approximately 0.97% of the Company's issued and outstanding Common Stock.

(9) Mr. Leslie Landes has been granted options to purchase 745,800 shares of the Company's Common Stock at a price of $0.01 per share as to 105,000 shares and $0.94 per shares as to the balance. Mr. Landes was granted these options on March 11, 1999. The options may be exercised, to the extent vested, only after August 1, 2000. As at August 1, 1999, 106,640 of the options had vested. In addition, 107,600 of Mr. Landes' options to purchase shares at a price of $0.94 will vest and be exercisable only if the Company attains Company attains sales performance levels $16,500,000 and $28,500,000 respectively in fiscal years ending December 31, 2000 and 2001. As at April 27, 2000, none of Mr. Landes' options provide him with the right to control any of the Company's issued or outstanding Common Stock.

(10) Mr. Louis deBoer II, has been granted options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. Mr. deBoer was granted these options on October 7, 1999. The options have a six year term and full vesting of the 20,000 options will take place on October 7, 2000. As at April 27, 2000, none of Mr. deBoer's options provide him with the right to control any of the Company's issued or outstanding Common Stock.

(11) On March 11, 1999 Mr. Dawe was granted options to purchase 15,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. These options have a term of six years. On January 28, 2000 Mr. Dawe was granted options to purchase 35,000 of the Company's Common Stock at an exercise price of $2.75 per share. These options have a six year term and starting on March 11, 2000, in combination with his original grant, vest as to 10,000 options each year. The beneficial ownership calculation here includes 10,000 shares of Common Stock underlying these options. On February 3, 2000, Mr. Dawe received a further option grant. These options have a six year term, are exercisable at $3.50 per share of Common Stock and vest as to 20% per year. Initial vesting will take place February 3, 2001. As at April 27, 2000, Mr. Dawe's stock and option positions allow him to control 10,800 shares representing 0.13% of the Company's issued and outstanding Common Stock

(12) Mr. David Andelman was granted options to purchase 100,000 shares at an exercise price of $1.62. These options were granted to Mr. Andelman on December 16, 1999, have a six year term and vest as to 20% per year starting December 16, 2000. As at April 27, 2000, Mr. Andelman's vested options are nil and his Common Stock position allows him to control 6,000 shares representing 0.07% of the Company's issued and outstanding Common Stock.

(13) Mr. Tim Bush was granted options to purchase 50,000 shares at an exercise price of $1.625. These options were granted to Mr. Bush on January 3, 2000, have a six year term and vest as to 20% per year starting January 3, 2001. As at April 27, 2000, Mr. Bush's vested options are nil and his Common Stock position allows him to control 6,000 shares representing 0.07% of the Company's issued and outstanding Common Stock

Item 12. Certain Relationships and Related Transactions

None.

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

    4.1 1999 Stock Incentive Plan - incorporated by reference to Form S-8 filed November 16, 1999

    9.1 Exchange and Voting Agreement incorporated by reference to Form 8K filed March 19, 1999

    11.1 Statement re: computation of per share earnings - filed herewith in Note 10 to financial statements

    13.1 Forms 10QSB for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 - incorporated by reference to filings made on May 13, 1999, July 12, 1999, and November 12, 1999 respectively

    16.1 Letter regarding change in certifying accountant - incorporated by reference to Form 8K filed July 9, 1999

    21           Subsidiaries

    22.1         Published  report  regarding   matters   submitted  to  vote  -
                 incorporated by reference to Form PRES14C filed April 5, 1999

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

                                Date April 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Stockgroup.com Holdings, Inc.
       (Registrant)

Dated:  April 27, 2000
By:

/s/  Marcus A. New
---------------------------------------------------
Marcus A. New, Chairman, Chief Executive Officer

/s/  David Caddey
---------------------------------------------------
David Caddey, Director

/s/  Louis deBoer II
---------------------------------------------------
Louis deBoer II, Director

/s/ Leslie Landes
---------------------------------------------------
Leslie Landes, Director, President
& Chief Operating Officer

/s/ Craig Faulkner
---------------------------------------------------
Craig Faulkner, Director, Chief Technology Officer

/s/ John H. Dawe, CFA
---------------------------------------------------
John H. Dawe, CFA, Vice President Finance,
Secretary and Treasurer