Form 10QSB
period 2000-03-31
STOCKGROUP COM HOLDINGS INC
filed 2000-05-05
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended March 31, 2000.

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

                                     INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

         Consolidated Balance Sheets                                         3

         Consolidated Statement of Loss and Deficit                          4

         Consolidated Statement of Cash Flows                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Part II. OTHER INFORMATION

Item 5.  Other Events                                                       11

Item 6.  Exhibits and Reports on Form 8K                                    12

SIGNATURE PAGE                                                              13

FINANCIAL DATA SCHEDULE                                                     14

Item 1.  FINANCIAL STATEMENTS


                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                              As at March 31, 2000
                     (UNAUDITED - Expressed in U.S. Dollars)


                                                      Unaudited       Audited
                                                       March 31,    December 31,
                                                         2000           1999
                                                     -----------    -----------
                                                     (Unaudited)      (Audited)
ASSETS
  CURRENT
    Cash and cash equivalents                        $   609,208    $ 1,658,822
    Accounts receivable, net                           1,136,177        855,170
    Due from shareholder                                  32,216         31,973
    Prepaid expenses                                     185,062        887,223
                                                     -----------    -----------
  TOTAL CURRENT ASSETS                               $ 1,962,663    $ 3,433,188

    Property and equipment, net                      $   537,175    $   440,368
    Investments and advances                             500,000             --
                                                     -----------    -----------
                                                     $ 2,999,838    $ 3,873,556
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT
    Bank indebtedness                                $   141,784    $    21,004
    Accounts payable                                     620,262        732,392
    Accrued payroll liabilities                           29,298        126,566
    Deferred revenue                                     765,174        230,545
                                                     -----------    -----------
 TOTAL CURRENT LIABILITIES                           $ 1,556,518    $ 1,110,507
                                                     -----------    -----------
 TOTAL LIABILITIES                                   $ 1,556,518    $ 1,110,507
                                                     -----------    -----------
SHAREHOLDERS' EQUITY
    COMMON STOCK, No Par Value
      Authorized shares - 75,000,000
      Issued and Outstanding shares - 8,195,000      $ 6,761,483      6,761,483
    PREFERRED STOCK, non-voting, no par value
      Authorized shares - 5,000,000
      Issued and outstanding - nil                            --             --
    ADDITIONAL PAID-IN CAPITAL                           297,563        261,277
    ACCUMULATED DEFICIT                              $(5,615,726)   $(4,259,711)
                                                     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                             1,443,320      2,763,049
                                                     -----------    -----------
                                                     $ 2,999,838    $ 3,873,556
                                                     ===========    ===========


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 2000
                     (UNAUDITED - Expressed in U.S. Dollars)


                                                     Unaudited       Unaudited
                                                    Three Months    Three Months
                                                    Ended March     Ended March
                                                      31, 2000        31, 1999
                                                    ------------    ------------
                                                    (unaudited)     (unaudited)
REVENUE
   Revenues                                         $ 1,241,207     $   179,194
   Cost of revenues                                     397,066          60,392
                                                    -----------     -----------
   Gross profit                                     $   844,141     $   118,802

EXPENSES
     Sales and marketing                            $ 1,182,636     $    55,708
     Product development                                161,639          30,955
     General and administrative                         873,424         669,532
                                                    -----------     -----------
                                                    $ 2,217,699     $   756,195
                                                    -----------     -----------
INCOME (LOSS) FROM OPERATIONS                       $(1,373,558)    $  (637,393)

Interest income                                          16,989               0
Other income (expense)                                      554             232
                                                    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                   $(1,356,015)    $  (637,161)

Income tax provision (recovery)                              --              --
                                                    -----------     -----------
NET INCOME (LOSS)                                   $(1,356,015)    $  (637,161)
                                                    ===========     ===========
Basic and diluted earnings (loss)
 Per share                                                (0.17)          (0.15)
                                                    ===========     ===========
Weighted average shares used in the
  calculation of basic and
  diluted net loss per share                          8,195,000       4,265,769
                                                    ===========     ===========

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2000
                     (UNAUDITED - Expressed in U.S. Dollars)


                                                      Unaudited      Unaudited
                                                     Three Months   Three Months
                                                      Ended March    Ended March
                                                       31, 2000       31, 1999
                                                     ------------   ------------
                                                     (unaudited)    (unaudited)
OPERATING ACTIVITIES
Net Income (Loss)                                    $(1,356,015)   $  (637,161)
Add (deduct) non-cash items
  Depreciation and amortization                           28,804          6,723
  Provision for doubtful accounts                           (113)            --
  Common stock issued for services                            --        450,000
  Compensation expense on stock options                   36,286         39,320
                                                     -----------    -----------
                                                      (1,291,038)      (141,118)
Net changes in non-cash working capital
  Accounts receivable                                   (280,893)       (14,222)
  Due from shareholder                                      (243)       (10,990)
  Prepaid expenses                                       702,161         (7,359)
  Accounts payable                                      (112,130)       131,851
  Accrued liabilities                                    (97,268)       (15,837)
  Income taxes payable                                        --             --
  Deferred revenue                                       534,629          2,261
                                                     -----------    -----------
CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES      $  (544,782)   $   (55,414)
                                                     -----------    -----------
FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                  --        402,451
 (Repayments) proceeds on bank indebtedness              120,780        (60,553)
 (Repayments) proceeds on long-term debt                      --         (8,260)
 (Repayments to) advances from shareholders                   --        (12,069)
  Due to (from) related company                               --             --
                                                     -----------    -----------
CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES      $   120,780    $   321,569
                                                     -----------    -----------
INVESTING ACTIVITIES
  Purchase of property and equipment                    (125,612)       (69,466)
  Investments                                           (500,000)            --
  Net cash acquired in reverse acquisition                    --          3,272
                                                     -----------    -----------
CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES      $  (625,612)   $   (66,194)
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (1,049,614)       199,961
Cash and cash equivalents, beginning of period         1,658,822             --
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR               $   609,208    $   199,961
                                                     ===========    ===========

                          Stockgroup.com Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2000
                                   (UNAUDITED)

1.   NATURE OF BUSINESS

Stockgroup.com Holdings, Inc. ("Stockgroup.com") is a leading provider of Internet financial news and information services focusing on the North American small-cap and micro-cap markets. Stockgroup.com also provides Internet advertising and Website design and maintenance services to publicly traded companies. Stockgroup.com is incorporated under the laws of Colorado and is publicly traded on the NASD OTC Bulletin Board.


2.   BASIS OF PRESENTATION AND COMPARATIVE AMOUNTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2000. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

These consolidated financial statements are presented in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Prior to year end 1999, the Company reported its financial results using Canadian GAAP and Canadian Dollars. The Company changed its reporting to U.S. GAAP. In this report comparative figures have been retroactively restated to conform to the U.S. GAAP presentation. The comparative figures have been recast into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation.

3.   CALCULATION OF EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year, plus the dilutive potential of options outstanding during the year, in accordance with FASB Statement No. 128, Earnings Per Share.

The following table sets forth the computation of earnings (loss) per share:

                                                 For the Three    For the Three
                                                  Months Ended     Months Ended
                                                 March 31, 2000   March 31, 1999
                                                        $              $
Net income (loss) for the quarter                  (1,356,013)     (637,161)
Weighted average number of common shares
used in computation                                 8,195,000      4,265,769
Basic and diluted earnings (loss) per share           (0.17)         (0.15)

For the quarter ended March 31, 2000, all of the Company's common shares issuable upon the exercise of stock options were excluded from the determination of diluted earnings (loss) per share as their effect would be anti-dilutive.

4.   COMPREHENSIVE INCOME

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the quarters ended March 31, 2000 and March 31, 1999, the Company did not have any components of comprehensive income.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

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

6.   SEGMENTED INFORMATION

The Company operates in one industry segment and derives its revenue from the following services:

                                         For the Three    For the Three
                                          Months Ended     Months Ended
                                         March 31, 2000   March 31, 1999
                                               $                $
Advertising and media services            $   174,539     $    79,717
Website design and development                169,415          49,500
Website maintenance and marketing             394,122          49,977
Enterprise Financial Website development      503,131              --
                                          -----------     -----------
                                          $ 1,241,207     $   179,194
                                          ===========     ===========

During the first quarter 2000, the Company had two customers from whom revenue received by the Company represented 41% of total revenue. No other customers represented greater than 10% of revenue.

7.   SUBSEQUENT EVENT

Financing Arrangement

On April 3, 2000, Stockgroup.com entered into a Convertible Note Purchase Agreement pursuant to which it obtained $3 million in a financing led by Deephaven Capital Management LLC, a subsidiary of Knight/Trimark. Amro International S.A., managed by Rhino Advisors was an additional lender in the funding. Jesup and Lamont Securities Corporation served as the placement agent for the transaction.

The funding included $3 million of 8% Convertible Notes (the "Notes"), and 5-year Callable Warrants (the "Warrants"). The Notes mature on March 31, 2002 and are convertible into Stockgroup.com common shares only after July 31, 2000. The Notes may only be converted if Stockgroup.com does not make payment on a Noteholder's prepayment request, or if Stockgroup.com seeks to prepay the Notes. The initial conversion price (the "Initial Conversion Price") for the Notes is $3.72, and the exercise price (the "Exercise Price") of the Warrants is $3.30. The Initial Conversion Price and the Exercise Price are subject to adjustment upon the happening of certain events, such as the payment of a stock dividend, or the issuance of warrants at a below market price or at a price below the conversion price. Prepayments on the Notes are subject to a tiered prepayment schedule that increases as the number of days between the closing date and the prepayment date increases, being 105%, 110%, and 115% of principal from days 1-60, 61-120, and after 120 days, respectively. Interest accrues on the Notes at the rate of 8% per annum, and is payable on each conversion date and at maturity. Interest may be paid in the form of cash or registered stock, at Stockgroup.com's option. The lenders have the right to put back to Stockgroup.com up to 25% of the unconverted amount of the Notes during any 30 day period after July 31, 2000. Upon the lenders' exercise of such right, Stockgroup.com has the option of prepaying the portion of the Notes sought to be converted, such prepayment to be in accordance with the tiered prepayment schedule set forth above. If Stockgroup.com does not make such a prepayment within 10 days after its receipt of a "put" notice, the conversion rate of the Notes changes to the lesser of (a) the Initial Conversion Price, and (b) 88% of the 5 lowest closing prices of Stockgroup.com's common shares during the 30 trading days prior to the date of conversion.

The  Warrants  permit  the  holders to  acquire  up to  181,818  common  shares.
Stockgroup.com has agreed to file a registration statement covering these shares, and the shares underlying the Notes. The Warrants may be called by Stockgroup.com, at a purchase price of $.01 per underlying share, if Stockgroup.com's common shares trade at the level of 175% of the Warrant exercise price of $3.30 for any 20 consecutive trading days after the effective date of the registration statement, provided that the holders have the right to exercise the warrants within 30 days after their receipt of such a call.

The placement agent in the transaction received a fee of $120,000 and Warrants to purchase 90,909 common shares on the same terms as the Warrants issued to the lenders.

Funds from this loan arrangement will be used for ongoing working capital purposes.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000

During the first quarter, the Company generated revenues of $1,241,207 which represents a 593% increase over the $179,194 generated in the quarter ended March 31, 1999. The growth in revenues was primarily due to major Website development projects in Singapore and Texas, higher sales of Internet marketing services to corporations, and increased advertising sales. The Company also significantly increased its sales force from 5 in quarter one 1999 to 15 in quarter one 2000. Growth in sales staff was spread across all offices.

The Company incurred a net loss of USD$(1,356,015) for quarter ended March 31, 2000. This compared with a net loss of USD$(637,161) for the first quarter of 1999. These losses are a function of implementation of the Company's strategic plans and had been anticipated.

Sales and marketing expenses increased from $55,708 in the first quarter of 1999 to $1,182,636 in the same period in 2000. The factors which contributed to this increase are increased advertising purchases and an increase in sales staff. Advertising purchases were for the purpose of establishing brand in the marketplace and are expected to have long term residual effects. The size of the staff, particularly in sales, increased significantly quarter over quarter in line with our strategic plans to position the company for future growth. The additional cost of this staff is reflected in the increased expense numbers.

General and administrative expenses increased from $669,532 in quarter one 1999 to $873,424 over the first quarter of 2000. Items accounting for a majority of the increases in general and administrative included legal expenses, higher office rent expenses due to an expansion of our branch network, increased staffing costs, costs related to temporary data entry staff used for site development, and travel.

CORPORATE DEVELOPMENTS DURING THE PERIOD

Expansion into Asia

On January 18th Stockgroup.com began its global expansion by entering into an arrangement with two Singapore publicly listed companies to build an enterprise financial site for Asia Exchange Information Service Ptd Ltd. (AsiaXIS).

Vice President Sales hired

On January 31st Tim Bush, a seasoned sales and marketing management professional, joined the Company as Vice President of Sales. Bush comes to Stockgroup.com from Ingram Micro Inc., one of the world's largest wholesale providers of technology products and services, where he was the Regional Sales Director. During his time at Ingram Micro Inc., Mr. Bush's team averaged over 30% sales growth with sales in excess of Cdn$400 million.

Syndication strategy launched

During the quarter, Stockgroup.com began the implementation of its syndication strategy, signing agreements with web content distributors. The major syndication agreements established this quarter include I-Syndicate, which reaches over 600,000 web users, and audiobasket.com, which disseminates the Stockgroup.com audio content.

CORPORATE OVERVIEW AND BACKGROUND

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

In addition, smallcapcenter.com provides extensive information on North American publicly traded companies and showcases unbiased original financial news content on small cap companies and markets. These news features are produced throughout the trading day by Stockgroup.com's staff of professional financial journalists and editors and this News Service is a significant draw for the investor viewers who use smallcapcenter.com. Smallcapcenter.com is a comprehensive resource for investors and provides detailed profiles of companies, industry news, stock quotes and charts, daily market reports, news releases and other investment research tools.

Stockgroup.com also specializes in providing public companies with Internet marketing solutions and has developed a strong position as a niche marketer of specialty investor relations oriented products. Smallcapcenter.com also disseminates information about Stockgroup.com's corporate clients but does not make any recommendations or provide special news coverage related to these clients.

----------------
*('Small Cap' companies are defined as those which have a market capitalization of US$750 million or less and `Micro Cap' companies are defined as those with a market cap of US$50 million or less. Hereinafter in this document, Small Cap and Micro Cap will be referred to collectively as 'Small Cap'.
----------------

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

Our www.smallcapcenter.com Community is multi-tiered and includes both general interest and industry-specific areas including: Computers/Telcomm; Consumer Goods; Energy; Finance/Real Estate; Food & Beverage; Healthcare; Internet; Manufacturing; Natural Resources; Services; and Transportation. We believe that we have become a primary provider of timely, accurate investment information to micro and small cap investors.

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

As of March 31, 2000 we had 85 employees, of which 79 were full time.

DESCRIPTION OF BUSINESS MODEL

The Company's business model is based on serving two complementary target markets.

Target Market One - Small Cap Investors Seeking Reliable Information

Investors have difficulty obtaining timely, accurate investment information on Small Cap companies due to a lack of objective news sources. Most media organizations, investment firms and brokerage houses tend to focus a significant majority of their attention on larger public companies. As a result, Small Cap investors have not had access to the level of non-biased third party information or traditional sources of company research reports they desire. This lack of information is coupled with the increasing shift of investors from traditional retail brokerages to discount and on-line alternatives. This shift has created an increased interest in personal investment research on the part of individual investors. However, investor interest in the Small Cap sectors has not been accompanied by an increased coverage of the small and micro cap sectors by traditional media, traditional brokerage firms or alternative on-line and discount investment service providers. As a result, investors have turned to other resources on the Internet as a method of obtaining the timely financial information needed to make small cap investment decisions.

Target Market Two - Small Cap Companies Seeking Better Exposure to Investors

As described above, Small Cap companies do not receive the same coverage as large public companies. Over the last few years, the Internet has become a cost-effective solution to enhance their profile, but many Small Cap companies have lacked the skills and knowledge to take full advantage of this opportunity. This had led to the outsourcing of Internet related services. Requirements of Small Cap companies are broad and range from the design, development and maintenance of investor relations oriented Websites to the creation of effective on-line advertising campaigns. Stockgroup.com has become a significant provider of these types of services.

Stockgroup.com does not act as a public relations or investor relations firm but rather provides a suite of products and services.

The smallcapcenter.com Internet Investment Information Community

To meet the needs of its two complementary target markets, Stockgroup.com has created www.smallcapcenter.com, an Internet information Community which provides a wide range of services to investors interested in Small Cap companies and markets. A significant feature which differentiates smallcapcenter.com from other financial Websites is its on-line news reporting. Stockgroup.com employs a staff of professional journalists who produce breaking stories throughout the trading day on topics of interest to Small Cap investors. A major goal of our business model is to develop and expand this news service into a world class news organization with bureaus and contributors throughout North America.

By satisfying its viewers' investment information needs, Stockgroup.com seeks to become the dominant single source of Small Cap information on the Internet.

STOCKGROUP.COM'S SOURCES OF REVENUE

Historically, Stockgroup.com has had three sources of revenue: (i) advertising and media services;(ii) Website design and development; and (iii) Website maintenance and marketing services. Additionally, Stockgroup.com has recently commenced initiatives based on the sale of its technology platform and services to other corporations who offer financial Websites on the Internet.

Advertising and Media Services

Stockgroup.com derives revenue from corporate advertisers who see benefit in presenting their products and services to smallcapcenter.com's Internet audience. Many advertisers seek and are willing to pay premium rates to advertise on smallcapcenter.com due to its highly specific demographics. The investor demographic profile, which consists of well educated, technically savvy, mid to high-income level earners and higher risk investors is very attractive to numerous advertisers. Corporate advertisers have included such companies as IBM, Microsoft, VISA, Solomon Smith Barney, Datek Securities,
Standard & Poors, CIBC, Bank of America, Charles Schwab, Intel, Ameritrade, Quicken, The Toronto Stock Exchange, and Discover Brokerage. In addition, Stockgroup.com provides advertising management services, essentially acting as an on-line advertising agency providing advertisement design and placement services for its clients. Stockgroup.com also places ads, as a function of client budgets, on other web sites it believes will provide the client with the greatest exposure to the investment community.

Website Design and Development

The Company offers specialized Website design services and other web services such as private label quotes and charts, database tools for building relationships with shareholders and management "traffic" reports to track investor usage of Websites and inquiries. In addition, unlike other web hosting and design companies, Stockgroup.com develops web sites with the investment community in mind. Stockgroup.com has developed considerable expertise in the creation of Investor Relations oriented Websites and has a strong competitive position in this market niche.

Stockgroup.com offers packages which can be tailored to include some or all of its services and graphic design levels, depending on the needs and budget of each client.

Website Maintenance and Marketing Services

As a means of providing small cap companies with greater exposure, Stockgroup.com offers a maintenance service which keeps clients' Websites current and fresh. As part of this service we also link clients' sites to Stockgroup.com's proprietary information Community and offer `rental' access to Stockgroup.com's proprietary Email listing of over 37,000 investors.

Sale of Technology Platform and Services

Stockgroup.com is also now expanding its focus through sales of its expertise in the development of enterprise financial Website platforms. One of these initiatives involves a contract for the creation of AsiaXIS, a firm based in Singapore dedicated to providing Internet financial information on the Southeast Asian economic markets.

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

SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three month period ending March 31, 2000. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.


Quarter Ending:             High           Low           Volume

March 31, 2000            $ 5.031        $ 1.562        2,623,600

On March 31, 2000, the Company had 29 registered shareholders owning 8,195,000 shares.

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

PART II - Other Information

Item 5. Other Events.

On January 18, 2000, the Company entered into a contract in Singapore which expands the Company's operation into Asia and entails the development of an enterprise financial site for Asia Exchange Information Service Pte Ltd. (AsiaXIS). AsiaXIS was formed through a joint partnership of Form Holdings Ltd. (FORM.SP - Bloomberg), SMB United Limited (SMBU.SP) and Stockgroup.com Holdings Inc. Both Form Holdings Ltd. and SMB United are publicly traded on the Singapore Stock Exchange. SMB United Limited has annual sales in excess of Singapore$77 million and net income in excess of Singapore$8.2MM. Form Holdings recently underwent a restructuring during which George Thia, the former managing director for Merrill Lynch International Bank Ltd. (SEA), was appointed CEO. Form is now diversifying into financial information companies. Form and SMB will each respectively contribute US$565,000 for founding ownership stakes in AsiaXIS of 28.2%. The balance of the founder's equity in AsiaXIS will be held by its managing directors.

Under the terms of the agreement, Stockgroup.com will receive approximately US$1,500,000 for development and upgrade of the initial site in Singapore. The agreement also provides for AsiaXIS to develop 13 additional financial enterprise sites throughout Asia, Australia and New Zealand. The Company will be paid a licensing fee for its technology, a development fee for building and customizing each additional financial enterprise site, ongoing maintenance and support fees and royalties for each of the markets that AsiaXIS enters. The Company has also secured access to the content that will be created by AsiaXIS in its international news development. As part of the contract, Stockgroup.com has agreed to acquire an equity position of 19.4% in AsiaXIS for US$500,000.

AsiaXIS's first Web site will be dedicated to the coverage of the Stock Exchange of Singapore. Over the course of the next 18 months, AsiaXIS will expand its coverage of other major stock markets to include such markets as Hong Kong, Taipei and Tokyo.

Item 6.   Exhibits and Reports on Form 8K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K - February 15, 2000
          Reporting information on Item 5 - Other information

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP.COM HOLDINGS, INC.
(Registrant)

Date:  May 3, 2000             By: /s/  John H. Dawe, CFA
                                   ---------------------------------------------
                                   Vice President Finance, Secretary & Treasurer