Form 10QSB
period 2000-06-30
STOCKGROUP COM HOLDINGS INC
filed 2000-08-14
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended June 30, 2000.

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

                                      INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

         Consolidated Balance Sheets                                         3

         Consolidated Statement of Loss and Deficit                          4

         Consolidated Statement of Cash Flows                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          15

Item 6.  Exhibits and Reports on Form 8K                                    15

SIGNATURE PAGE                                                              15

FINANCIAL DATA SCHEDULE                                                     16

Item 1. FINANCIAL STATEMENTS

                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                               As at June 30, 2000
                     (UNAUDITED - Expressed in U.S. Dollars)


                                                      Unaudited      Unaudited
                                                       June 30,     December 31,
                                                         2000           1999
                                                     -----------    -----------
ASSETS
  CURRENT
    Cash and cash equivalents                        $ 2,636,307    $ 1,658,822
    Accounts receivable, net                             706,343        855,170
    Due from shareholder                                  31,604         31,973
    Prepaid expenses                                     348,430        887,223
                                                     -----------    -----------
  TOTAL CURRENT ASSETS                               $ 3,722,684    $ 3,433,188

    Property and equipment, net                      $   612,547    $   440,368
    Investments and advances                             499,932             --
                                                     -----------    -----------
                                                     $ 4,835,163    $ 3,873,556
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT
    Bank indebtedness                                $    17,523    $    21,004
    Accounts payable                                     806,960        732,392
    Accrued payroll liabilities                           79,032        126,566
    Deferred revenue                                     266,918        230,545
    Notes payable                                      2,790,167              0
                                                     -----------    -----------
 TOTAL CURRENT LIABILITIES                           $ 3,960,600    $ 1,110,507
                                                     -----------    -----------
 TOTAL LIABILITIES                                   $ 3,960,600    $ 1,110,507
                                                     -----------    -----------
SHAREHOLDERS' EQUITY
    COMMON STOCK, No Par Value
      Authorized shares - 75,000,000
      Issued and Outstanding shares - 8,195,000      $ 6,761,483      6,761,483
    PREFERRED STOCK, non-voting, no par value
      Authorized shares - 5,000,000
      Issued and outstanding - nil                            --             --
    ADDITIONAL PAID-IN CAPITAL                           789,395        261,277
    ACCUMULATED DEFICIT                              $(6,676,315)   $(4,259,711)
                                                     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                           $   874,563    $ 2,763,049
                                                     -----------    -----------
                                                     $ 4,835,163    $ 3,873,556
                                                     ===========    ===========


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2000
                     (UNAUDITED - Expressed in U.S. Dollars)

                                            Unaudited           Unaudited           Unaudited           Unaudited
                                            Three Months        Three Months        Six Months          Six Months
                                            Ended June          Ended June          Ended June          Ended June
                                            30, 2000            30, 1999            30, 2000            30, 1999
                                            -----------         -----------         -----------         -----------
REVENUE
   Revenues                                 $ 1,305,951         $   980,924         $ 2,547,158         $ 1,160,118
   Cost of revenues                             465,649             772,728             862,715             833,120
                                            -----------         -----------         -----------         -----------
   Gross profit                             $   840,302         $   208,196         $ 1,684,443         $   326,998

EXPENSES
     Sales and marketing                    $   400,129         $   198,713         $ 1,582,765         $   254,421
     Product development                        461,740              38,979             623,380              69,934
     General and administrative               1,071,979             547,245           1,945,403           1,216,777
                                            -----------         -----------         -----------         -----------
                                            $ 1,933,848         $   784,937         $ 4,151,547         $ 1,541,132
                                            -----------         -----------         -----------         -----------
INCOME (LOSS) FROM OPERATIONS               $(1,093,546)        $  (576,741)        $(2,467,105)        $(1,214,134)

Interest income                                  32,727              26,691              49,716              26,691
Other income (expense)                              228               2,422                 784               2,654
                                            -----------         -----------         -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES           $(1,060,591)        $  (547,628)        $(2,416,604)        $(1,184,789)

Income tax provision (recovery)                      --                  --                  --                  --
                                            -----------         -----------         -----------         -----------
NET INCOME (LOSS)                           $(1,060,591)        $  (547,628)        $(2,416,604)        $(1,184,789)
                                            ===========         ===========         ===========         ===========
Basic and diluted earnings (loss)
 Per share                                        (0.13)              (0.08)              (0.29)              (0.21)
                                            ===========         ===========         ===========         ===========
Weighted average shares used in
  the calculation of basic and
  diluted net loss per share                  8,195,000           7,213,681           8,195,000           5,739,725
                                            ===========         ===========         ===========         ===========

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2000
                     (UNAUDITED - Expressed in U.S. Dollars)

                                                 Unaudited           Unaudited           Unaudited           Unaudited
                                                 Three Months        Three Months        Six Months          Six Months
                                                 Ended June          Ended June          Ended June          Ended June
                                                 30, 2000            30, 1999            30, 2000            30, 1999
                                                 -----------         -----------         -----------         -----------
OPERATING ACTIVITIES
Net Income (Loss)                                $(1,060,591)        $  (547,628)        $(2,416,604)        $(1,184,789)
Add (deduct) non-cash items
  Depreciation and amortization                       38,085               6,398              66,889              13,121
  Amortization of deferred debt costs                 35,694                  --              35,694                  --
  Provision for doubtful accounts                    (10,533)                 --             (10,646)                 --
  Common stock issued for services                        --                  --                  --             450,000
  Compensation expense on
         stock options                                36,286             117,960              72,572             157,280
                                                 -----------         -----------         -----------         -----------
                                                    (961,059)           (423,270)         (2,252,095)           (564,388)
Net changes in non-cash
working capital
  Accounts receivable                                440,366            (872,631)            159,473            (886,852)
  Due from shareholder                                   612              10,071                 369                (919)
  Prepaid expenses                                    86,494              29,531             788,655              22,172
  Accounts payable                                   186,698             514,474            (360,432)            646,325
  Accrued liabilities                                 49,734                  --             (47,534)            (15,837)
  Income taxes payable                                    --                  --                  --                  --
  Interest on note payable                            90,167                  --              90,167                  --
  Deferred revenue                                  (498,256)             33,632            (463,627)             35,894
                                                 -----------         -----------         -----------         -----------
CASH FROM (FOR) OPERATIONS                       $  (605,243)        $  (708,192)        $(2,085,025)        $  (763,606)
                                                 -----------         -----------         -----------         -----------
FINANCING ACTIVITIES
  Issuance of common stock (net)                          --           5,232,263                  --           5,634,714
  Deposits on common stock (net)                          --                  --             435,000                  --
  Issuance of convertible debt and
         Warrants (net)                            2,869,990                  --           2,869,990                  --
  Bank indebtedness (net)                           (124,261)            (12,989)             (3,481)            (73,542)
  Long-term debt (net)                                    --                  --                  --              (8,260)
  Shareholder debt (net)                                  --                  --                  --             (12,069)
  Due to (from) related company                           --                  --                  --                  --
                                                 -----------         -----------         -----------         -----------
CASH FROM (FOR) FINANCING                        $ 2,745,729         $ 5,219,274         $ 3,301,509         $ 5,540,843
                                                 -----------         -----------         -----------         -----------
INVESTING ACTIVITIES
  Property and equipment (net)                      (113,456)           (124,509)           (239,068)           (193,975)
  Investments                                             68                  --                  68                  --
  Net cash from reverse acquisition                       --                  --                  --               3,272
                                                 -----------         -----------         -----------         -----------
CASH FROM (FOR) INVESTING                        $  (113,388)        $  (124,509)        $  (239,000)        $  (190,703)
                                                 -----------         -----------         -----------         -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               2,027,099           4,386,573             977,485           4,586,534
Cash and cash equivalents,
beginning of period                                  609,208             199,961           1,658,822                  --
                                                 -----------         -----------         -----------         -----------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                      $ 2,636,307         $ 4,586,534         $ 2,636,307         $ 4,586,534
                                                 ===========         ===========         ===========         ===========

                          Stockgroup.com Holdings, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months
                               Ended June 30, 2000
                                   (UNAUDITED)

1. NATURE OF BUSINESS

Stockgroup.com Holdings, Inc. is an Internet based media and technology company that provides business to business services, application service solution (ASP) enterprise website development services, financial news and information services, and advertising and media services. Stockgroup.com is incorporated under the laws of Colorado and is publicly traded on the NASD OTC Bulletin Board.


2. BASIS OF PRESENTATION AND COMPARATIVE AMOUNTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that no disclosures have been omitted that would make the information presented misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six month period ended June 30, 2000. The results for the six-month period ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

These consolidated financial statements are presented in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Prior to year-end 1999, the Company reported its financial results using Canadian GAAP and Canadian Dollars. In this report comparative figures have been retroactively restated to conform to the U.S. GAAP presentation and have been recast into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation.


3. REVENUE RECOGNITION

Revenues generated by the Company are recognized when all or substantially all of the effort required to generate the revenue has been completed and the collection of any remaining payments is relatively certain. For revenues generated from longer term website design and development arrangements requiring significant production, modification and customization, the Company follows the percentage of completion method of contract accounting in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

4. NOTES PAYABLE AND WARRANTS

On April 3, 2000, Stockgroup.com entered into a Convertible Note Purchase Agreement pursuant to which it obtained $3 million in a financing led by Deephaven Capital Management LLC, a subsidiary of Knight/Trimark. Amro International S.A., managed by Rhino Advisors was an additional lender in the funding. Jesup and Lamont Securities Corporation served as the placement agent for the transaction.

The funding included $3 million of 8% Convertible Notes (the "Notes"), and 5-year Callable Warrants (the "Warrants"). The Notes mature on March 31, 2002 and are convertible into Stockgroup.com common shares only after July 31, 2000. The Notes may only be converted if Stockgroup.com does not make payment on a Noteholder's prepayment request, or if Stockgroup.com seeks to prepay the Notes. The initial conversion price (the "Initial Conversion Price") for the Notes is $3.72, and the exercise price (the "Exercise Price") of the Warrants is $3.30. The Initial Conversion Price and the Exercise Price are subject to adjustment upon the happening of certain events, such as the payment of a stock dividend, or the issuance of warrants at a below market price or at a price below the conversion price. Prepayments on the Notes are subject to a tiered prepayment schedule that increases as the number of days between the closing date and the prepayment date increases, being 105%, 110%, and 115% of principal from days 1-60, 61-120, and after 120 days, respectively. Interest accrues on the Notes at the rate of 8% per annum, and is payable on each conversion date and at maturity. Interest may be paid in the form of cash or registered stock, at Stockgroup.com's option. The lenders have the right to put back to Stockgroup.com up to 25% of the unconverted amount of the Notes during any 30-day period after July 31, 2000. Upon the lenders' exercise of such right, Stockgroup.com has the option of prepaying the portion of the Notes sought to be converted, such prepayment to be in accordance with the tiered prepayment schedule set forth above. If Stockgroup.com does not make such a prepayment within 10 days after its receipt of a "put" notice, the conversion rate of the Notes changes to the lesser of (a) the Initial Conversion Price, and (b) 88% of the average of the 5 lowest closing prices of Stockgroup.com's common shares during the 30 trading days prior to the date of conversion.

The  Warrants  permit  the  holders to  acquire  up to  181,818  common  shares.
Stockgroup.com filed a registration statement covering these shares, and the shares underlying the Notes. The Warrants may be called by Stockgroup.com, at a purchase price of $.01 per underlying share, if Stockgroup.com's common shares trade at the level of 175% of the Warrant exercise price of $3.30 for any 20 consecutive trading days after the effective date of the registration statement, provided that the holders have the right to exercise the warrants within 30 days after their receipt of such a call.

The convertible notes and callable warrants have been accounted for in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. APB 14 requires that the gross proceeds be allocated to the notes and warrants based on the relative fair value of each security at the time of issuance. Accordingly, $2.7 million of the gross proceeds was allocated to the notes and $300,000 was allocated to the 181,818 warrants. The financing costs, consisting of $130,000 in cash and the fair value of additional warrants to purchase 90,909 common shares granted to the placement agent on the same terms as the warrants issued to the lenders, were allocated to the notes and 181,818 warrants in the same relative fair value manner.

5. SHAREHOLDERS' EQUITY

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. On April 3, 2000, the Company issued warrants to purchase 272,727 common shares as described in Note 4. The fair value of the warrants issued, net of financing costs, amounted to $455,546 and was recorded as an increase to additional paid-in capital. During the six months ended June 30, 2000, the Company recorded $72,572 of stock compensation expense in accordance with APB 25, Accounting for Stock Issued to Employees, on stock options previously issued to an employee with an exercise price less than the prevailing market price at the date of grant. This expense is accounted for as an increase to additional paid-in capital.

6. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year, plus the dilutive potential of convertible securities during the year, in accordance with FASB Statement No. 128, Earnings Per Share.

For the six months ended June 30, 2000, all of the Company's common shares issuable upon the exercise of stock options, convertible debentures, or warrants were excluded from the determination of diluted earnings (loss) per share as their effect would be anti-dilutive.

7. COMPREHENSIVE INCOME

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2000 and June 30, 1999, the Company did not have any components of comprehensive income.

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation is applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after July 1, 2000 with certain exceptions requiring earlier adoption. The Company is presently evaluating the impact, if any, that FIN No. 44 will have on the company's financial position or results of operations.

On December 3, 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB required adoption for the first fiscal quarter of fiscal years beginning after December 15, 1999, however, based on requests for additional time to consider the implications, the SEC has issued SAB 101A and SAB 101B that further delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is presently evaluating the impact, if any, that SAB No. 101 will have on the company's financial position or results of operations.

9. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable industry segment with the following sources of revenue:

                                                  For the six months ended
                                               June 30, 2000    June 30, 1999

Business to Business Internet products           $  832,845       $  129,587
Advertising and media services                      248,909          911,602
Financial news and information services             182,851          118,849
ASP Enterprise Financial Website development      1,282,553               --
                                                 ----------       ----------
                                                 $2,547,158       $1,160,118
                                                 ==========       ==========

During the first six months 2000, the Company had two customers from whom revenue received by the Company represented 50% of total revenue. No other customers represented greater than 10% of revenue.


10. SUBSEQUENT EVENTS

On August 2, 2000, Deephaven Capital Management LLC exercised their right to put 25% of their portion, or US$500,000. The Company paid this put in cash on August 10, 2000, with the total amount paid equal to US$500,000 plus the 15% prepayment penalty and accrued interest, for a total of US$589,889.

On August 10, 2000, Amro International, S.A. exercised their right to put 25% of their portion, or US$250,000. The Company will pay this put in cash on August 17, 2000, with the total amount paid equal to US$250,000 plus the 15% prepayment penalty and accrued interest, for a total of US$294,950.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000

During the six months ended June 30, 2000, the Company generated revenues of $2,547,158 that represents a 120% increase over the $1,160,118 generated in the six months ended June 30, 1999. The growth in revenues was primarily due to major Website development projects in Singapore and Texas, and higher sales of Internet marketing services to corporations. The Company also significantly increased its sales force from 5 in quarter two 1999 to 20 in quarter two 2000. Growth in sales staff was spread across all offices.

The Company incurred a net loss of $(2,416,604) for the six months ended June 30, 2000. This compared with a net loss of $(1,184,789) for the first six months of 1999. These losses are a function of implementation of the Company's strategic plans and had been anticipated. The Company expects that quarterly losses will be lower going forward, as the major expenditures of the current strategic plans have been incurred.

Sales and marketing expenses increased from $254,421 in the first six months of 1999 to $1,582,765 in the same period in 2000. The factors that contributed to this increase are increased advertising purchases and an increase in sales staff. During the period there were also several large advertising purchases. Advertising purchases were for the purpose of establishing brand in the marketplace and are expected to have long-term residual effects. The size of the staff, particularly in sales, increased significantly quarter over quarter in line with our strategic plans to position the company for future growth. The additional cost of this staff is reflected in the increased expense numbers.

General and administrative expenses increased from $1,216,777 in the first half of 1999 to $1,945,403 over the first half of 2000. Items accounting for a majority of the increases in general and administrative included legal expenses, higher office rent expenses due to an expansion of our branch network, increased staffing costs, costs related to temporary data entry staff used for site development, and travel. Much of the costs incurred under legal and accounting were with respect to the Convertible Debenture and the related regulatory filings, and are not expected to recur going forward. Other costs related to expansion are not expected to grow as rapidly in the future, as the Company believes sales growth can now be achieved without a further significant investment in infrastructure.


CORPORATE DEVELOPMENTS DURING THE PERIOD

Expansion into Asia

On January 18th, 2000, Stockgroup.com began its global expansion by entering into an arrangement with two Singapore publicly listed companies to build an enterprise financial site for Asia Exchange Information Service Pte Ltd., called www.asiaXIS.com. This site was launched on June 28, 2000, and all significant work on the site was complete by that time. All but $40,000 of the revenue from this project has been recognized as at June 30, 2000, with the balance held back in recognition of efforts undertaken in July to complete documentation. These documentation efforts have been completed as of the date of this filing.

Vice President Sales hired

On January 3rd Tim Bush, a seasoned sales and marketing management professional, joined the Company as Vice President of Sales. Mr. Bush comes to Stockgroup.com from Ingram Micro Inc., one of the world's largest wholesale providers of technology products and services, where he was the Regional Sales Director. During his time at Ingram Micro Inc., Mr. Bush's team averaged over 30% annual sales growth with sales in excess of Cdn$400 million.

Chief Financial Officer hired

On May 19th Lindsay Moyle joined the Company as Chief Financial Officer, Secretary and Treasurer. Mr. Moyle is a Certified General Accountant with experience in managing a publicly listed company and managing rapid growth. He was previously the CFO of NTS Computer Systems Ltd, a Toronto Stock Exchange listed company with annual revenues of Cdn$35 million, 200 employees worldwide, and offices in Canada, the United States, Ireland and England. During his time at NTS, he managed all aspects of accounting and finance as the company grew from Cdn$1 million to Cdn$35 million in revenue in a four-year period.

Syndication strategy launched

During the first half of the year, Stockgroup.com began the implementation of its syndication strategy, signing agreements with web content distributors. The major syndication agreements established so far this year include I-Syndicate, which reaches over 600,000 web users; audiobasket.com, which disseminates Stockgroup.com audio content; Cybersurf, an Internet Service Provider (ISP) which features data feeds exclusively from our website to its extensive base of subscribers; Screaming Media, a content syndicator; and AvantGo, a wireless application provider.


CORPORATE OVERVIEW AND BACKGROUND

Stockgroup.com has offices in New York, San Francisco, Toronto, Calgary, and Dallas and maintains its corporate headquarters in Vancouver. Stockgroup.com is a provider of Business-to-business corporate services, Application Service Provider solutions, and unbiased, comprehensive financial information on small cap and micro cap stocks on the Internet. Revenues from these segments comprise service fees, ongoing licensing fees for the Company's technology and news products, maintenance fees, advertising fees, royalties on transactions, and enterprise financial website development fees.

There are thousands of financial services companies that require enterprise solutions to interact and display information over the Internet for their customers. Stockgroup.com provides a full ASP solution and licenses its proprietary enterprise financial web sites. There are an estimated 28 million small cap investors in North America and another 22 million worldwide who receive their smallcap financial information from a variety of news sources. The market place is highly fragmented, consisting of newsletters, specialty publications, brokerage research reports, and limited coverage by the large media companies. Stockgroup.com offers these investors the ability to receive real time, unbiased, detailed information on thousands of small cap and micro cap companies. The Company also provides online business to business services to hundreds of publicly traded companies, from New York Stock Exchange companies to Bulletin Board companies, that enable them to provide current, detailed financial information and effectively reach current and prospective shareholders efficiently.

In addition, smallcapcenter.com provides unbiased original financial news content on small cap companies and markets. These news features are produced throughout the trading day by Stockgroup.com's staff of professional financial journalists and editors and this News Service is a significant draw for the investor viewers who use smallcapcenter.com. Smallcapcenter.com also disseminates information about Stockgroup.com's corporate clients but does not make any recommendations or provide special news coverage related to these clients.

We are also a provider of website design, Internet financial products and marketing services for Small Cap companies, a market segment that traditionally has not had the same market profile as larger public companies. Some of the specialty products we produce include private label quotes and charts, database tools for building relationships with shareholders, traffic reports that allow a company's management to assess the impact of website use by its viewers, design services and maintenance contracts.

Rapid technological change, new product development and evolving industry standards characterize our industry. Inherent in our business are various risks and uncertainties, including a limited operating history, a new and unproven business model and the limited history of commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of our products and services by the marketplace. As part of our strategic development plans, we invest significant resources in research and development of new products and services.

As of June 30, 2000 we had 86 employees, all of which were full time.


DESCRIPTION OF BUSINESS MODEL

Business to Business Services to Corporations

Stockgroup.com provides investor disclosure products that automate the updating of a company's important financial information on its web site, including stock quotes, charts, and news releases. Customers license this application from Stockgroup.com. Stockgroup.com also provides Internet marketing services to these customers. Stockgroup.com does not act as a public relations or investor relations firm but rather provides a suite of products and services. As a means of providing small cap companies with greater exposure, Stockgroup.com offers to link clients' sites to Stockgroup.com's proprietary information Community and offer access to Stockgroup.com's proprietary Email listing of smallcap investors.

Applications Solutions and Enterprise Website Development

Stockgroup.com develops, sells, and maintains private label news and financial web sites. Target companies include: brokerage firms, financial services companies, media companies, and entrepreneurial firms. Stockgroup.com is expanding through sales of its expertise in the development of enterprise financial website platforms.

Editorial Products

Stockgroup.com is a proprietary developer and distributor of professional, unbiased, on-line news and information focused on small cap and micro-cap stocks. Investors have historically had difficulty obtaining timely, accurate investment information on Small Cap companies due to a lack of objective news sources. Most other media organizations, investment firms and brokerage houses tend to focus a significant majority of their attention on larger public companies. As a result, Small Cap investors have not had access to the level of non-biased third party information or traditional sources of company research reports they desire. This lack of information is coupled with the increasing shift of investors from traditional retail brokerages to discount and on-line alternatives. This shift has created an increased interest in personal investment research on the part of individual investors. However, investor interest in the Small Cap sectors has not been accompanied by an increased coverage of the small and micro cap sectors by traditional media, traditional brokerage firms or alternative on-line and discount investment service providers. As a result, investors have turned to other resources on the Internet as a method of obtaining the timely financial information needed to make small cap investment decisions. The Company licenses and sells content to other financial sites.

Advertising and Media Services

Stockgroup.com also derives revenue from corporate advertisers who see benefit in presenting their products and services to smallcapcenter.com's Internet audience. Many advertisers seek and are willing to pay premium rates to advertise on smallcapcenter.com due to its highly specific demographics. The investor demographic profile, which consists of well-educated, technically savvy, mid to high-income level earners and higher risk investors, is very attractive to numerous advertisers. In addition, as a part of Stockgroup.com's business to business product offering, Stockgroup.com provides advertising management services, essentially acting as an on-line advertising agency providing advertisement design and placement services for its clients. Stockgroup.com also places ads, as a function of client budgets, on other web sites it believes will provide the client with the greatest exposure to the investment community.


CORPORATE GROWTH STRATEGY

Stockgroup.com intends to grow revenues through internal growth of its existing businesses, including b2b services, application service provider solutions
(ASP), and small cap financial news and information. The Company also intends to grow internationally throughout Europe and Asia, through strategic acquisitions, and by taking equity positions in certain companies to which Stockgroup.com licenses its proprietary technology. Stockgroup.com currently owns 19.4% of Asiaxis.com in Asia.


THE SMALLCAPCENTER.COM INTERNET INVESTMENT INFORMATION COMMUNITY

Stockgroup.com has created www.smallcapcenter.com, an Internet information Community which provides a wide range of services to investors interested in Small Cap companies and markets. A significant feature that differentiates smallcapcenter.com from other financial Websites is its on-line news reporting. Stockgroup.com employs a staff of professional journalists who produce breaking stories throughout the trading day on topics of interest to Small Cap investors. A major goal of our business model is to license this news service to media and financial services firms. By satisfying its viewers' investment information needs, Stockgroup.com seeks to become the dominant single source of Small Cap information on the Internet.


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

SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three-month periods ending March 31, 2000 and June 30, 2000. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:               High      Low        Volume

March 31, 2000                $ 5.031   $ 1.562    2,623,600
June 30, 2000                 $ 4.000   $ 0.719    1,737,100

On March 31, 2000, the Company had 29 registered shareholders owning 8,195,000 shares. On June 30, 2000, the Company had 34 registered shareholders owning 8,195,000 shares.


DIVIDENDS

The Company has not declared any dividends since inception, and has no intention of paying any cash dividends on its Common Stock in the foreseeable future. The payment by the Company of dividends, if any, in the future, rests with the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.

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

The funding included $3 million of 8% Convertible Notes (the "Notes"), and 5-year Callable Warrants (the "Warrants"). The Notes mature on March 31, 2002 and are convertible into Stockgroup.com common shares only after July 31, 2000. The Warrants permit the holders to acquire up to 181,818 common shares. Stockgroup.com has filed a registration statement covering these shares, and the shares underlying the Notes. A more complete discussion of the Convertible Notes and Warrants can be found in Note 4 to the financial statements, included herein. Funds from this Convertible Loan arrangement will be used for ongoing working capital purposes.

On August 2, 2000, Deephaven Capital Management LLC exercised their right to put 25% of their portion, or US$500,000. The Company paid this put in cash on August 10, 2000, with the total amount paid equal to US$500,000 plus the 15% prepayment penalty and accrued interest, for a total of US$589,889. On August 10, 2000, Amro International, S.A. exercised their right to put 25% of their portion, or US$250,000. The Company will pay this put in cash on August 17, 2000, with the total amount paid equal to US$250,000 plus the 15% prepayment penalty and accrued interest, for a total of US$294,950.


Item 6. Exhibits and Reports on Form 8K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K - April 18, 2000
          Reporting information on Item 5 - Other information
Reporting issuance of $3 million Convertible Debenture to Deephaven Capital Management LLC and Amro International, S.A.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused This report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP.COM HOLDINGS, INC.
(Registrant)

Date: August 13, 2000          By: /s/ Lindsay Moyle, CGA
                                  ----------------------------------------------
                                  Chief Financial Officer, Secretary & Treasurer