Form 10QSB
period 2000-09-30
STOCKGROUP COM HOLDINGS INC
filed 2000-11-14
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000.

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

     (2) has been subject to such filing requirements for the past 90 days.

                                Yes:  X No:
                                     ---    ---

                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes     No
                                                ---    ---

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,411,935

Transitional Small Business Disclosure Format (check one); Yes:      No: X
                                                                ---     ---

                            Stockgroup.com Holdings, Inc.
                                    FORM 10-QSB

                                     INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

         Consolidated Balance Sheets                                         3

         Consolidated Statement of Loss and Deficit                          4

         Consolidated Statement of Cash Flows                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 6.  Exhibits and Reports on Form 8K                                    16

SIGNATURE PAGE                                                              16

FINANCIAL DATA SCHEDULE                                                     17

Item 1.  FINANCIAL STATEMENTS


                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET
                    (UNAUDITED - Expressed in U.S. Dollars)


                                                     Unaudited       Unaudited
                                                    September 30,   December 31,
                                                        2000           1999
                                                     -----------    -----------
ASSETS
  CURRENT
    Cash and cash equivalents                        $   740,710    $ 1,658,822
    Accounts receivable, net                             534,237        855,170
    Due from shareholder                                   3,153         31,973
    Prepaid expenses                                     232,680        887,223
                                                     -----------    -----------
  TOTAL CURRENT ASSETS                               $ 1,510,870    $ 3,433,188

    Property and equipment, net                      $   605,790    $   440,368
    Investments and advances                             499,934             --
                                                     -----------    -----------
                                                     $ 2,616,594    $ 3,873,556
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
  CURRENT
    Bank indebtedness                                $    15,737    $    21,004
    Accounts payable                                     252,803        732,392
    Accrued payroll liabilities                           98,027        126,566
    Deferred revenue                                     295,812        230,545
    Notes payable                                      2,155,855             --
                                                     -----------    -----------
 TOTAL CURRENT LIABILITIES                           $ 2,818,234    $ 1,110,507
                                                     -----------    -----------
 TOTAL LIABILITIES                                   $ 2,818,234    $ 1,110,507
                                                     -----------    -----------
SHAREHOLDERS' EQUITY (DEFICIENCY)
    COMMON STOCK, No Par Value
      Authorized shares - 50,000,000
      Issued and Outstanding shares - 8,411,935      $ 7,286,983      6,761,483
    PREFERRED STOCK, non-voting, no par value
      Authorized shares - 5,000,000
      Issued and outstanding - nil                            --             --
    ADDITIONAL PAID-IN CAPITAL                           914,444        261,277
    ACCUMULATED DEFICIT                              $(8,403,067)   $(4,259,711)
                                                     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)              $  (201,640)   $ 2,763,049
                                                     -----------    -----------
                                                     $ 2,616,594    $ 3,873,556
                                                     ===========    ===========

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                           Stockgroup.com Holdings, Inc.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                      (UNAUDITED - Expressed in U.S. Dollars)

                                        Unaudited      Unaudited      Unaudited      Unaudited
                                       Three Months   Three Months   Nine Months    Nine Months
                                        Ended Sept     Ended Sept     Ended Sept     Ended Sept
                                         30, 2000       30, 1999       30, 2000       30, 1999
                                       -----------    -----------    -----------    -----------
REVENUE
   Revenues                            $   795,148    $   284,431    $ 3,342,306    $ 1,444,549
   Cost of revenues                        508,801        195,417      1,371,516      1,028,537
                                       -----------    -----------    -----------    -----------
   Gross profit                        $   286,347    $    89,014    $ 1,970,790    $   416,012

EXPENSES
     Sales and marketing               $   724,097    $   407,275    $ 2,306,862    $   661,696
     Product development                    20,604        138,464        643,983        208,398
     General and administrative          1,047,867        431,073      2,993,270      1,647,850
                                       -----------    -----------    -----------    -----------
                                       $ 1,792,568    $   976,812    $ 5,944,115    $ 2,517,944
                                       -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                   $ (1,506,221)  $  (887,798)   $(3,973,325)   $(2,101,932)

Interest income                             27,694         53,409         77,410         80,100
Other income (expense)                       1,538             --          2,322          2,654
                                       -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY LOSS                 $(1,476,989)   $  (834,389)   $(3,893,593)   $(2,019,178)

Income tax provision (recovery)                 --             --             --             --
                                       -----------    -----------    -----------    -----------

NET LOSS BEFORE EXTRAORD. LOSS         $(1,476,989)   $  (834,389)   $(3,893,593)   $(2,019,178)

Extraordinary loss on
  Redemption of debt, net of tax           249,764             --        249,764             --
                                       -----------    -----------    -----------    -----------
NET LOSS                               $(1,726,753)   $  (834,389)   $(4,143,357)   $(2,019,178)
                                       ===========    ===========    ===========    ===========
BASIC AND DILUTED EARNINGS PER SHARE

Net loss before extraordinary loss           (0.18)         (0.10)         (0.47)         (0.31)
Net loss                                     (0.21)         (0.10)         (0.50)         (0.31)
                                       ===========    ===========    ===========    ===========
Weighted average shares
   Outstanding for the period            8,291,143      8,023,261      8,227,282      6,536,667
                                       ===========    ===========    ===========    ===========

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED - Expressed in U.S. Dollars)


                                                    Unaudited        Unaudited
                                                   Nine Months      Nine Months
                                                    Ended Sept       Ended Sept
                                                     30, 2000         30, 1999
                                                   -----------      -----------
OPERATING ACTIVITIES
Net Income (Loss)                                  $(4,143,357)     $(2,019,178)
Add (deduct) non-cash items
  Depreciation and amortization                        103,094           40,443
  Amortization of deferred debt costs                   62,465               --
 Extraordinary loss on debt redemption                 249,764               --
  Provision for doubtful accounts                       52,890               --
 Investment in AEIS and equivalents                   (500,000)              --
  Common stock issued for services                     257,600        1,126,000
  Compensation expense on
         stock options                                 102,521          220,790
                                                   -----------      -----------
                                                    (3,815,023)        (631,945)
Net changes in non-cash working capital
  Accounts receivable                                  195,953         (729,778)
  Due from shareholder                                  28,820             (947)
  Prepaid expenses                                     815,168       (1,251,096)
  Accounts payable                                    (479,589)        (735,096)
  Interest on note payable                             131,058               --
  Accrued payroll liabilities                          (28,539)         (15,837)
Deferred revenue                                        65,266           61,288
                                                   -----------      -----------
CASH FROM (FOR) OPERATIONS                         $(3,086,886)     $(1,833,219)
                                                   -----------      -----------
FINANCING ACTIVITIES
  Issuance of common stock (net)                       435,000        5,634,714
Issuance of convertible debt and
         Warrants (net)                              2,869,990               --
  Convertible debt redemption                         (862,500)              --
  Bank indebtedness (net)                               (5,267)         (77,302)
  Long-term debt (net)                                      --           (8,260)
  Shareholder debt (net)                                    --          (12,069)
                                                   -----------      -----------
CASH FROM (FOR) FINANCING                          $ 2,437,223      $ 5,537,083
                                                   -----------      -----------
INVESTING ACTIVITIES
  Property and equipment (net)                        (268,516)        (337,697)
  Investments                                               65               --
  Net cash from reverse acquisition                         --            3,272
                                                   -----------      -----------
CASH FROM (FOR) INVESTING                          $  (268,449)     $  (334,425)
                                                   -----------      -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  (918,112)       3,369,438

Cash and cash equivalents,
beginning of period                                  1,658,822               --
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                      $   740,710      $ 3,369,438
                                                   ===========      ===========

                          Stockgroup.com Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2000
                                   (UNAUDITED)

1. NATURE OF BUSINESS

Stockgroup.com Holdings, Inc. is an Internet based media and technology company that provides business to business corporate services (including advertising and media services), application service solutions (ASP), enterprise website development services, and financial news and information services. Stockgroup.com is incorporated under the laws of Colorado and is publicly traded on the NASD OTC Bulletin Board.


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine month period ended September 30, 2000. The results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

In August 2000, the note holders exercised their right to put 25% of the notes, or $750,000. The Company paid this put in cash in August 2000, with the total amount paid equal to $750,000 plus the 15% prepayment penalty of $112,500 and accrued interest of $22,339, for a total of $884,839.

On September 25, 2000, Amro International, S.A. exercised their right to put an additional 25% of their portion, or $250,000. On October 5, 2000, the Company served Amro International, S.A., with a Notice of Intention Not to Pay Put Notice according to the terms of the agreement. Under the agreement, Amro International, S.A. now has the right to convert $250,000 plus accumulated interest into shares of the Company. As of the date of this filing, no such conversion has occurred, and no Conversion Notice has been received by the Company from Amro International, S.A.

5. SHAREHOLDERS' EQUITY

The Company is authorized to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On April 3, 2000, the Company issued warrants to purchase 272,727 common shares as described in Note 4. The fair value of the warrants issued, net of financing costs, amounted to $455,546 and was recorded as an increase to additional paid-in capital. On August 17, a private placement of 116,935 restricted shares was issued at $3.72 per share for proceeds of $435,000. On August 24, 100,000 restricted shares and 100,000 options were issued in exchange for services with the aggregate amounts of $162,500 and $81,000 representing the fair market value of the shares and options, respectively. The total cost of $243,500 has been accounted for as an increase to additional paid-in capital and an increase to third quarter general and administrative expense. During the third quarter, 12,000 shares have been repurchased and returned to treasury at a value of $6.00 per share. The shares will be cancelled in the fourth quarter.

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

For the nine months ended September 30, 2000, all of the Company's common shares issuable upon the exercise of stock options, convertible debentures, or warrants were excluded from the determination of diluted earnings (loss) per share as their effect would be anti-dilutive.

7. COMPREHENSIVE INCOME

The Company follows FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2000 and September 30, 1999, the Company did not have any components of comprehensive income.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137 and SFAS No.138, which establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. Management has not determined the impact, if any, that the adoption of the new statement will have on the consolidated results of operations or financial position of the Company

On December 3, 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB required adoption for the first fiscal quarter of fiscal years beginning after December 15, 1999, however, based on requests for additional time to consider the implications, the SEC has issued SAB 101A and SAB 101B that further delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is presently evaluating the impact, if any, that SAB No. 101 will have on the company's financial position or results of operations.

9. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable industry segment with the following sources of revenue:

                                                         For the nine months ended
                                                       Sept 30, 2000   Sept 30, 1999
Business to Business (B2B)/Advertising                   $1,733,049     $1,444,549
ASP Financial tools/Enterprise financial Development      1,609,257             --
                                                         ----------     ----------
                                                         $3,342,306     $1,444,549
                                                         ==========     ==========

During the first nine months 2000, the Company had two customers from whom revenue received by the Company represented approximately 50% of total revenue. No other customers represented greater than 10% of revenue.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000

During the three months ended September 30, 2000, the Company generated revenues of $795,148 that represent a 180% increase over the $284,431 generated in the three months ended September 30, 1999. The growth in revenues was primarily due to Enterprise financial Website development, and higher sales of Business to Business (B2B) corporate services. The Company also significantly increased its sales force from 5 in quarter three 1999 to 14 at the end of quarter three 2000. Growth in sales staff was spread across all offices, and a new sales office was opened in Dallas Texas.

The Company incurred a net loss of $(1,726,753) for the three months ended September 30, 2000. This compared with a net loss of $(834,389) for the same three months of 1999. The ordinary losses are a function of implementation of the Company's strategic plans and had been anticipated. The $249,764 extra-ordinary loss was recorded due to the early redemption of outstanding notes.

Sales and marketing expenses increased from $407,275 in the three months ended September 30, 1999 to $724,097 in the same period in 2000. The factors that contributed to this increase are increases in sales staff and expenses relating to sales plans and initiatives.

General and administrative expenses increased from $431,073 in the three months ended September 30, 1999 to $1,047,867 over the same three months of 2000. During the third quarter management took a one time charge to reduce the number of employees from 98 to 77 and streamline the company. In addition the company incurred investor relations expenses of $243,500 which were paid in common stock of the company. Without these one time expenses, management reduced the operating expenses of the business by over 25% from the second quarter of 2000. Management expects that the streamlining of operating expenses will be reflected through decreased operating costs in the fourth quarter and in the first quarter of 2001. Other costs related to expansion are not expected to grow as rapidly in the future, as the Company believes sales growth can now be achieved without a further significant investment in infrastructure.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000

During the nine months ended September 30, 2000, the Company generated revenues of $3,342,306 that represents a 131% increase over the $1,444,549 generated in the nine months ended September 30, 1999. The growth in revenues was primarily due to major Website development projects in Singapore, Texas, and Canada, and higher sales of core Business to Business products to publicly traded companies. The Company also significantly increased its sales force from 5 in quarter three 1999 to 14 in quarter three 2000. Growth in sales staff was spread across all offices, as well as the new sales office in Dallas.

The Company incurred a net loss of $(4,143,357) for the nine months ended September 30, 2000. This compared with a net loss of $(2,019,178) for the first nine months of 1999. The $249,764 extra-ordinary loss was recorded due to the early redemption of outstanding notes. The ordinary losses are a function of implementation of the Company's strategic plans and had been anticipated. The Company expects that quarterly losses will be lower going forward, as the major expenditures of the current strategic plans have been incurred.

Sales and marketing expenses increased from $661,696 in the first nine months of 1999 to $2,306,862 in the same period in 2000. The factors that contributed to this increase are increased advertising purchases and an increase in sales staff. Advertising purchases were for the purpose of establishing brand in the marketplace and are expected to have long-term residual effects. The size of the staff, particularly in sales, increased significantly quarter over quarter in line with our strategic plans to position the company for future growth. The additional cost of this staff is reflected in the increased expense numbers.

General and administrative expenses increased from $1,647,850 in the first nine months of 1999 to $2,993,270 over the first nine months of 2000. Items accounting for a majority of the increases in general and administrative included higher office rent expenses due to an expansion of our branch network, increased staffing costs, costs related to temporary data entry staff used for site development, increased public relations and increased investor relations. Investor relations costs due to equity awards were expensed fully in the quarter. The Company also experienced significant costs in the year due to an infrastructure expansion into Europe that was started early in the year and put on hold during the third quarter. Other costs related to expansion are not expected to grow as rapidly in the future, as the Company believes sales growth can now be achieved without a further significant investment in infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash used in operations for the third quarter of 2000 was $1,001,861, compared to $605,243 in the second quarter 2000, $1,479,781 in the first quarter 2000, and $1,577,294 in the fourth quarter 1999. The lower cash usage in the second quarter resulted from higher revenues during the quarter received from enterprise projects. The cash usage in the third quarter is higher partly due to non-recurring charges taken when the Company took steps to streamline operating expenditures and accelerate the Company's profitability. This indicates that the Company has been consistently reducing quarterly cash usage over the last four quarters. As a result of expense reductions made during the third quarter of 2000, and ongoing expense controls, the Company has significantly reduced its monthly cash usage, and expects cash usage in the fourth quarter to continue this trend. When combined with growing revenues, the Company is anticipating that positive cash flow will be achieved during the first quarter of 2001. However, there can be no guarantee that this will happen. The company may be required to raise additional financing through equity or debt issues.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the Internet and Internet commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

CORPORATE DEVELOPMENTS DURING THE PERIOD

Completion of AsiaXIS enterprise site in Asia

On January 18th, 2000, Stockgroup.com began its global expansion by entering into an arrangement with two Singapore publicly listed companies to build an enterprise financial site for Asia Exchange Information Service Pte Ltd., called www.asiaXIS.com. This site was launched on June 28, 2000, and all significant work on the site was completed in the third quarter.

Streamlining of expenses

Management reduced staff from 98 to 72 during the third quarter beginning the execution of its strategy of streamlining expenses and achieving cash flow positive by the end of the first quarter 2001. The company took a one-time expense charge and has seen its operational expenses lowered on a monthly basis beginning late in the third quarter.

Strategic direction

During the quarter the company redefined components of its strategic direction to include greater emphasis on its Business to Business and Asp and Enterprise site development segments. In its Business to Business segment new disclosure and investor information plug-in tools for public companies were developed and tested. The resulting sales and research obtained have subsequently caused the company to emphasize and accelerate the development and marketing infrastructure for this product.

In its Enterprise Site Development / ASP segment the company was awarded development agreements for preliminary design and development of product in the financial leasing industry. Subsequent to the end of the quarter this resulted in the company being awarded one of the largest enterprise site development contracts in its history. The company also began licensing its ASP financial tools and applications. These proprietary tools and applications developed by the company are hosted and maintained on Stockgroup's servers and are served on other companies' sites. The products are marketed both by Stockgroup's own sales force and through syndication channels.

Investor relations and Public relations team hired

Stockgroup hired Rubinstein Public Relations, New York to implement a strategy of communicating information about the company's business and products through the media. This includes raising the profile of the company and helping to build a greater recognition for the company's core competencies. In addition, the company hired Continental Capital, Orlando and Pinnacle Group, NY to begin raising the awareness of the company with the financial community.

Syndication strategy launched

During the first half of the year, Stockgroup.com began the implementation of its syndication strategy, signing agreements with web content distributors. Major syndication agreements established include I-Syndicate, (which reaches over 600,000 web users) audiobasket.com, which disseminates Stockgroup.com audio content; Cybersurf, an Internet Service Provider (ISP) which features content from the smallcapcenter web site and data feeds from Stockgroup to its extensive base of subscribers; Screaming Media, a content syndicator; and AvantGo and ThunderWAP, wireless application providers.

New sales office opened in Dallas

A sales office was opened in Dallas and staffed with two sales people.

CORPORATE OVERVIEW AND BACKGROUND

Stockgroup.com has offices in New York, San Francisco, Toronto, Calgary, and Dallas and maintains its corporate headquarters in Vancouver. Stockgroup.com is a provider of Business-to-Business corporate services, Application Service Provider solutions, enterprise financial website development and develops unbiased, comprehensive financial information on small cap and micro cap stocks on the Internet. Revenues from these segments comprise of development and customization fees, ongoing licensing fees for the Company's technology, maintenance fees, advertising fees.

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

The company is also a provider of website design, Internet financial products and marketing services for Small Cap companies, a market segment that traditionally has not had the same market profile as larger public companies. Some of the specialty products we produce include private label quotes and charts, database tools for building relationships with shareholders, traffic reports that allow a company's management to assess the impact of website use by its viewers, design services and maintenance contracts.

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

As of September 30, 2000 the company had 72 employees, all of which were full time.

DESCRIPTION OF BUSINESS MODEL

Business to Business Services to Corporations

Stockgroup.com provides publicly traded companies with a suite of financial information and marketing products. The company provides a software solution which automates the updating of a public company's important financial information on its web site, including stock quotes, charts, and news releases. Customers license this application from Stockgroup.com. Stockgroup.com also provides Internet marketing services to these customers. Stockgroup.com does not act as a public relations or investor relations firm but rather provides a suite of advertising products and services.

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

Application Service Provider Solutions and Syndication

Stockgroup has developed a wide array of quality financial tools and applications that provide its customers the ability to provide financial news, data, information and tools on a private labeled basis on their web sites. Tools and applications include interactive charting, portfolio management, real time quotes, news releases, analyst reports, technical analysis, fundamental screens and others. In addition Stockgroup has developed databases that include news releases, financials, analyst reports, analyst consensus, regulatory filings, and other financial information.

The ASP market generates an initial fee and ongoing monthly fees to stream current data and content to customer's tools that they license from Stockgroup. Stockgroup began selling these tools and applications in the third quarter.

Enterprise Financial Website Development

Stockgroup.com develops, sells, and maintains private label news and financial web sites. Target companies include brokerage firms, financial services companies, media companies, and entrepreneurial firms. Stockgroup.com is expanding through sales of its expertise in the development of enterprise financial website platforms. The company's ongoing effort in designing and maintaining smallcapcenter.com and our many corporate client websites has built a strong expertise in website design, programming, and project management. To date, projects have been completed in Asia (AsiaXIS.com and eDepositCenter.com) and Texas (eStockAnalyst.com), and are in progress with a fourth project in Eastern Canada.

Editorial News Products

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

CORPORATE GROWTH STRATEGY

Focusing on its core competencies of building technology and solutions to deliver financial information and tools, Stockgroup.com intends to grow revenues through internal growth of its existing businesses, including B2B corporate services, application service provider solutions (ASP), and enterprise financial website development. The company intends to expand it sales team and establish additional reseller channels for its products, technology and services.

THE SMALLCAPCENTER.COM INTERNET INVESTMENT INFORMATION COMMUNITY

Stockgroup.com has created and continually maintains and improves www.smallcapcenter.com, an Internet information Community that provides a wide range of services to investors interested in Small Cap companies and markets. In addition to our quality tools and content for investors, a significant feature that differentiates smallcapcenter.com from other financial Websites is its on-line news reporting. Stockgroup.com employs a staff of professional journalists who produce breaking stories throughout the trading day on topics of interest to Small Cap investors. A goal of our Internet business model is to license this news service to media and financial services firms.


SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three-month periods ending March 31, 2000, June 30, 2000, and September 30, 2000. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:                       High        Low        Volume

March 31, 2000                      $ 5.031     $ 1.562     2,623,600
June 30, 2000                       $ 4.000     $ 0.719     1,737,100
September 30, 2000                  $ 2.813     $ 0.875     4,983,800

On March 31, 2000, the Company had 29 registered shareholders owning 8,195,000 shares. On June 30, 2000, the Company had 34 registered shareholders owning 8,195,000 shares. On September 30, 2000, the Company had 32 registered shareholders owning 8,411,935 shares.



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

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On April 3, 2000, Stockgroup.com entered into a Convertible Note Purchase Agreement pursuant to which it obtained $3 million in a financing led by Deephaven Capital Management LLC, a subsidiary of Knight/Trimark. This transaction is fully described in Note 4 to the financial statements, included herein. Other equity transactions for the period are fully described in Note 5 to the financial statements, included herein.

Item 6. Exhibits and Reports on Form 8K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          No Reports were filed on Form 8-K during the quarter ended September 30, 2000








SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused This report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP.COM HOLDINGS, INC.
(Registrant)

Date: November 13, 2000           By:  /s/ Lindsay Moyle, CGA
                                  ---------------------------------------------
                                  Chief Financial Officer, Secretary & Treasurer