Form 10KSB
period 2000-12-31
STOCKGROUP COM HOLDINGS INC
filed 2001-03-20
CIK 1054097

Form 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.
[ ] Transition  report pursuant  section 13 or 15(d) of the Securities  Exchange
Act of 1934 For the transition period from ..................to.................
Commission file number: 0-23687


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


             Former address: ......................................
             (Former name or address, if changed since last report)


Check whether the issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,037,608

The aggregate market value of common equity held by non-affiliates of the registrant as of February 28, 2001 was $6,401,388.

The number of shares outstanding of the registrant's common equity, as of February 28, 2001 was 8,535,184.

Documents incorporated by reference: none

Transitional Small Business Disclosure Format (check one):Yes.[]; No [x]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           STOCKGROUP.COM HOLDINGS, INC.

                                   FORM 10-KSB

                  For The Fiscal Year Ended December 31, 2000

                                     INDEX





PART I.......................................................................  4
Item 1.  Business............................................................  4
Item 2.  Description of Property.............................................  7
Item 3.  Legal Proceedings...................................................  8
Item 4.  Submission of Matters to a Vote of Security Holders.................  9
PART II......................................................................  9
Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters.............................................................  9
Item 6.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition.................................................. 9
Item 7.  Financial Statements and Supplementary Data......................... 20
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures............................................... 47
Part III..................................................................... 48
Item 9.  Directors, executive officers, promoters and control persons;
         compliance with section 16(a) of the exchange act................... 48
Item 10. Executive Compensation.............................................. 49
Item 11. Security Ownership of Certain Beneficial Owners and Management...... 50
Item 12. Certain Relationships and Related Transactions...................... 53
Part IV...................................................................... 53
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 53
Signatures................................................................... 55
Item 23.1  Consent of independent auditors................................... 56

PART I

Item 1. Business

GENERAL

Stockgroup.com Holdings Inc. ("Stockgroup" or the "Company") is a financial media and technology company.

As an Application Solution Provider, Stockgroup develops custom private labeled financial communities for media, brokerages, and financial services companies. Its proprietary technologies enable companies to provide news and data streams combined with cutting edge fundamental, technical, and productivity tools to their customers. Stockgroup.com is also a leading provider of Web site development and Internet marketing services to small and micro cap companies.

Stockgroup's suite of financial tools and contents provides its ASP customers with:

|_|  Real-time stock quotes on major U.S. exchanges;

|_|  North American 20-minute delayed stock quotes and indices;

|_|  Wireless North American stock quotes and indices;

|_| Portfolio management, live portfolio updates and wireless portfolio updates;

|_|  Most active stock updates and wireless updates;

|_|  Daily winners/losers updates and wireless updates; and,

|_|  Company profiles, stock screening (investment data) and technical analysis.


In addition, Stockgroup is a leading online provider of financial news and information services, disseminated from offices in New York, San Francisco, Toronto, and Vancouver. Stockgroup's Internet Web site, www.smallcapcenter.com, is a state-of-the-art online research center for the small cap investor or anyone interested in the small cap sector. Interested individuals can opt-in to Stockgroup's services and information by completing a free online registration.

In addition to the ASP Financial tools and content listed above, some of the features available to members of Stockgroup's free opt-in community at www.smallcapcenter.com include:

|_|  Market news from a wide range of data providers

|_|  Stockgroup's proprietary Small Cap news

|_|  Financial tools and analytical charts

|_| Stockscores to assist in ranking all public stocks using a variety of methods

|_|  Small cap express newsletter and News hot line

|_|  Investor market place

CORPORATE BACKGROUND

Stockgroup was incorporated under the laws of Colorado on December 6, 1994 under the name I-Tech Holdings Group, Inc. ("I-Tech"), a United States non-operating company registered on the NASD OTC Bulletin Board. The financial statements and supporting information in this report are issued under the name of Stockgroup but are a continuation of the financial statements and report of operations of Stock Research Group, Inc. ("SRG"), a British Columbia corporation which was incorporated on May 4, 1995. On March 11, 1999, pursuant to a reverse acquisition, SRG acquired the net assets of I-Tech. This transaction is considered a recapitalization of SRG for accounting purposes and an acquisition of Stockgroup by SRG. Accordingly, the transaction has been accounted for as a purchase of the net assets of Stockgroup by SRG, however Stockgroup continues as the remaining legal entity. Prior to the reverse acquisition, between 1995 and 1999, SRG had carried on active operations based on the business model described below, which model has also been continued since the reverse acquisition.

Stockgroup operates offices in Vancouver, New York, San Francisco, and Toronto. Stockgroup was created as a technology and media company that developed Internet financial tools, content and media forums that assist individual investors with information about small cap companies. Stockgroup defines "small cap" as publicly traded companies with less than $750 million market capitalization. From its original website, www.Stockgroup.com, the Company used its experience and the funds from a private placement in spring 1999 to launch a more full-service website at www.smallcapcenter.com. This new website, launched in October 1999, included unbiased proprietary news and tools for the North American small cap market. www.smallcapcenter.com is distinct in the financial news industry in that it supplies information on almost 8,000 smaller public companies not generally reported by other sites in addition to information on larger public companies, making www.smallcapcenter.com a comprehensive website that offers information on most public companies in North America. Throughout 1999 and the first six months of 2000, the Company enhanced its www.smallcapcenter.com website and its tools and content.

The Company's community on www.smallcapcenter.com has provided a foundation for growth because of the targeted, opt-in subscriber base (making it appealing to advertisers and corporate clients) and the recurring, contractual nature of revenues. Stockgroup improved its position in the Business to Business sector through a wider offering of services and tools to small cap companies. Smallcapcenter.com has received recognition for its usefulness and quality to a wide range of users, and has become a launching pad for the newest sources of revenue for Stockgroup - Application Services Products (ASP) Financial Tools and Content and Enterprise Financial Website Development. These new revenue sources are a logical extension of products and expertise Stockgroup gained building and maintaining www.smallcapcenter.com. Stockgroup entered the ASP Financial Tools and Content market by syndicating, or licensing, financial tools and content to websites that want to improve their content. The ASP Financial Tools and Content market has created opportunities for Stockgroup beyond its traditional core market of public small cap companies, allowing the Company to sell to a wide range of companies of all sizes. The quality of www.smallcapcenter.com and the expertise gained in building and maintaining it also gave Stockgroup the credibility and exposure required to win Application Services Provider and Enterprise Financial Website Development contracts with companies that want a strong internet presence with a financial focus.

PRODUCTS AND SERVICES

In addition to maintaining the www.smallcapcenter.com community, Stockgroup now offers three services including Business to Business Corporate Services, ASP Financial Tools and Content and Enterprise Financial Website Development.

Business to Business Corporate Services comprises the range of products and services that Stockgroup offers to its small cap company clients through its monthly marketing and maintenance programs, in addition to the many products and services that are available through its www.smallcapcenter.com website. In the monthly programs, Stockgroup currently serves over 400 corporate clients, and for a monthly fee offers them a one-stop solution for their Internet corporate disclosure and corporate advertising requirements. Clients typically sign a twelve-month or longer agreement, and are featured on a Showcase section of the website, thereby gaining exposure to smallcapcenter users. Subscribers to the monthly maintenance program, whereby Stockgroup updates their websites with corporate information, also helps satisfy SEC requirements for continuous disclosure on the Internet. Management expects this area of business to grow in light of recent SEC pronouncements requiring improved Internet disclosure for their registrants, which will cause an increase in the appeal of this offering. Revenues derived from the website include banner and button advertising on the website and on targeted communications to our community, email access to our opt-in community of qualified investors, and Investor Marketplace where companies can be featured on a section of the website with guaranteed results. The opt-in nature and the appealing demographics of Stockgroup's online smallcapcenter community have improved our ability to generate website revenues in the past. Management expects this to continue in the future as we endeavor to maintain both the quality and size of the community and the range of products we offer.

ASP Financial Tools and Content, leveraged from Business to Business financial tool and content products, is aimed at any company that wishes to add financial news, tools, market data and in depth fundamental and technical analysis to their Web site. In its direct sales and through channel agreements, Stockgroup has already made sales to a wide array of customers including government agencies, large corporation Intranets and websites, internet companies, financial services companies and media companies. In addition to the wide array of customers Stockgroup has access to through channel agreements with syndicators, possible customers include the 5,000 full service brokers in North America. The Application Services Products model is attractive because it is a comprehensive and inexpensive alternative to in-house development or partnership. It is a strong source of revenue for Stockgroup because of the recurring, annuity nature of the revenue streams, which are typically generated through 12-month contracts that renew annually. Other potential customers include but are not limited to insurance and trust companies, financial news publications, and investor relations firms. Since launching Application Services products, during the second half of 2000 new Application Services Products customers include major technology, banking, and insurance clients.

Enterprise Financial Web Site Development offers data aggregation and management, system design and development, technology development and project management to business customers. More involved than the Application Services Products model, Stockgroup began offering Enterprise Financial Web Site Development late in 1999. These customers need completed solutions to their Web presence and have chosen Stockgroup because of its expertise in the development and maintenance of Web sites that require the incorporation of financial technology, content and media. The Company believes it has become efficient and effective in the development of these types of sites owing to five years of financial tool and Web site development. One of Stockgroup's competitive advantages is the ability to develop comprehensive solutions using proprietary tools in a compressed time frame. In the past year, the Company's four Enterprise Financial Website Development customers have generated $1.4 million in revenue.

Stockgroup's industry is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including a limited operating history and the limited history of commerce on the Internet. For a more complete discussion of the risks associated with the Company's business, see the risk factors discussion at the end of section 6, Management's Discussion and Analysis of Results of Operations and Financial Condition, later in this document. Success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's products and services by the marketplace. As part of its strategic development plans, the Company invests significant resources in research and development of new products and services.

EMPLOYEES

As of December 31, 2000 Stockgroup employed 59 people on a full-time basis and 4 people on a part-time basis. Of the total of 63 staff, 31 were in design, programming, product research and development, 12 in sales, marketing, and support, 6 in publishing (plus an additional 5 freelance writers), and 14 in administration and finance. Stockgroup's success is highly dependent on the ability to attract and retain qualified employees. Competition for employees is intense in the Internet industry. To date, the Company believes that it has been successful in efforts to recruit and retain qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with employees are good.

REGULATORY ISSUES

The Company is not subject to governmental regulation in its Internet publishing efforts other than local state and municipal sales tax licenses.

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for Stockgroup's services, increase the cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

SUBSIDIARIES

Stockgroup has five subsidiaries. In Canada, its British Columbia subsidiaries are Stockgroup.com Media, Inc. and 579818 B.C. Ltd. In the U.S. the Company operates through Stockgroup.com, Ltd. Stockgroup also owns two non-operating corporations, Stockgroup.com (Bahamas) Ltd. and Stockgroup.com International, Inc. which are currently dormant.

RESEARCH AND DEVELOPMENT

During 1999 and 2000 the Company invested approximately $849,335 and $415,108 respectively on research and development related to new products and services, the creation of www.smallcapcenter.com, and the development of new markets in Europe.

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

Item 2. Description of Property

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

The Company protects its intellectual property through a combination of trademark and copyright law, trade secret protection and confidentiality agreements with its employees, customers, independent contractors and strategic partners. The Company pursues the registration of its domain names, trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services and products are made available on-line. The Company creates a majority of its content and obtains rights to use the balance of its content from third parties. It is possible that the Company could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and the Company may be subject to claims from its licensors. The Company currently has no patents or patents pending and does not anticipate that patents will become significant part of its intellectual property in the future. The Company enters into confidentiality agreements with its employees and independent consultants and has instituted procedures to control access to and distribution of its technology, documentation and other proprietary information and the proprietary information of others from whom it licenses content. The steps the Company takes to protect its proprietary rights may not be adequate and third parties may infringe or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against the Company. The legal status of intellectual property on the Internet is currently subject to various uncertainties as legal precedents have not been set and are still to be determined in many areas of internet law.

LEASEHOLD

The Company's corporate offices are composed of one floor of leased space located in the center of Vancouver's business community. The Company also leases sites in New York, San Francisco, and Toronto. The Company's facilities are fully used for current operations.

City             Monthly Payment     Lease       Expiry Date
-------------    ---------------    -------      ---------------
Vancouver         CDN $19,969       7 years      June -- 2006
New York               $8,154       7 years      August -- 2006
Toronto            CDN $4,204       3 years      July -- 2002
San Francisco          $4,276       3 years      January -- 2002

EQUIPMENT

The Company has made a significant investment in servers and computer equipment required for its website and has dedicated staff assigned to maintenance and support of these operations.

Item 3. Legal Proceedings

We filed a statement of claim in the Supreme Court of British Columbia on January 3, 2001, against Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst. We are suing Pacific Capital Markets Inc. for $351,180 due to us under a sales contract we signed with them on September 20, 2000. We are suing the individuals named above, who are managers of Pacific Capital Markets Inc., for general damages for misrepresentation. We are seeking payment of the $351,180 owing, plus interest, damages, costs and such further and other relief as deemed suitable by the court.

On January 12, 2001, Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst filed a Statement of Defence and Counterclaim. At the time of this filing, no settlement conferences have been held and no court date has been set.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on November 10, 2000. At this meeting, the Board of Directors was re-elected with no changes, comprising Marcus New, Chairman, Les Landes, Craig Faulkner, Lee deBoer, and David Caddey. Ernst & Young LLP were re-appointed as the Company's auditors for the 2000 fiscal year, and approval was granted for the 2000 Stock Option Plan, whereby the Company was authorized to grant up to 500,000 Stock Options under terms substantially the same as its 1999 Stock Option Plan.

A summary of the votes cast and results of voting is as follows:

Issue to be voted upon                      Votes For          Votes Against    Abstentions
-------------------------------------------------------------------------------------------
Election of Marcus New to Board             4,372,632                  0             500
Election of Craig Faulkner to Board         4,372,632                  0             500
Election of Les Landes to Board             4,371,632                  0           1,500
Election of Lee deBoer to Board             4,371,632                  0           1,500
Election of David Caddey to Board           4,372,632                  0             500
Appoint Ernst & Young as Auditors           4,372,532                  0             600
Approve 2000 Stock Option Plan              4,305,432             62,600           5,100
Authority to vote on other issues           4,311,132             59,900           2,100
-------------------------------------------------------------------------------------------
Total votes cast                            4,373,132 of 8,411,935
===========================================================================================

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock has been quoted for trading on the OTC BB since March 17, 1999. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the quarterly periods ending March 31, 1999 through to December 31, 2000 and the partial quarter from January 1, 2001 to March 16, 2001. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

Quarter Ending:                High                Low               Volume
----------------------------------------------------------------------------
March 31, 1999               $ 10.250            $ 6.000           3,339,000
June 30, 1999                $  9.000            $ 3.125           4,859,200
September 30, 1999           $  5.000            $ 2.125           3,297,500
December 31, 1999            $  3.625            $ 1.312           1,927,700
March 31, 2000               $  5.031            $ 1.562           2,623,600
June 30, 2000                $  3.500            $ 0.760           1,732,700
September 30, 2000           $  2.813            $ 0.875           4,983,800
December 31, 2000            $  1.938            $ 0.563           1,120,500
March 16, 2001               $  1.000            $ 0.438             843,300

On March 16, 2001, the Company had 32 registered shareholders owning 8,535,184 shares.

Stockgroup has not declared, and does not foresee declaring, any dividends now or into the foreseeable future.

The Company has authorized and reserved, as of March 16, 2001, an aggregate of 13,315,432 shares of common stock for issuance upon the conversion of notes, debentures and warrants and upon the exercise of non-qualified stock options.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS - FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

In the year 2000 the Company leveraged its expertise in the Business to Business
(B2B) Corporate Services area, and developed two new revenue streams that are a direct result of the core competencies developed in B2B and in running its award-winning destination website for investors, www.smallcapcenter.com. Much of its growth was attributable to the investments in infrastructure that it made using the equity funds raised in 1999 and 2000, and the debt financing secured early in 2000. Although the use of these funds caused the Company to produce deficit operations for the last two years, management now believes it has completed the majority of the effort to consolidate its position and develop desirable revenue streams. Stockgroup believes it is now poised to leverage its infrastructure and expertise in 2001 and complete the transition to profitable operations.

The consolidated financial statements included in this document are prepared in U.S. Dollars and are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The comparative figures presented in the consolidated financial statements for periods prior to the March 11, 1999 reverse acquisition are those of SRG.


                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
Total revenues in 2000 were $4.0 million compared to $1.9 million in 1999, an increase of $2.1 million, or 110.5%. The company's historical business of B2B Corporate Services also increased compared to last year, growing from $1.9 million in 1999 to $2.6 million in 2000, an increase of $0.6 million or 32.8%. The other growth in revenue came from the company's two new sources of revenue, both an outgrowth of the B2B business. ASP Financial Tools and Services accounted for $87,728 of the increase in 2000, while Enterprise Financial Website Development accounted for the remaining $1.4 million.

Gross profits in 2000 were $2.2 million compared to $0.7 million in 1999, an increase of $1.5 million, or 214.3%. Gross profits were able to grow faster than sales because increases in revenue were not dependent on matching increases in costs, most notably labor costs. This scalability is a result of two main factors. Stockgroup completed the major effort of building www.smallcapcenter.com in 1999, allowing it to re-allocate those resources to new ASP Financial Tools and Services and Enterprise revenue sources. Also, the fact that all three revenue streams have compatible requirements in terms of programming, design, administration, and management allows the Company to avoid excess capacity and derive the maximum benefit from investments in staff and assets such as computer hardware and software.

Stockgroup believes revenues from the B2B market will continue to grow in 2001. Not only does the Company continue to add tools and content to improve its product offering, it is also continuously finding new ways to leverage its successful website. Stockgroup's business development department is always on the lookout for strategic opportunities, prime examples being the startup of the Company's ASP business in November, a special Oil and Gas supplement launched in March 2001, and the Integrat-IR, an automated Internet disclosure tool launched in March 2001 that helps public companies comply with SEC Internet continuous disclosure requirements. Stockgroup will continue to complement the growing popularity of its B2B products by entering new strategic areas.

While the revenue from ASP Financial Tools and Services represents less than 2% of sales in 2000, it is a growing source of revenue that is expected to become a significant line of business in 2001. Stockgroup started providing tools and content to other companies' websites and intranets late in November 2000, using direct and channel sales through internet syndicators. Each customer the Company secures typically signs a twelve-month contract in addition to the start-up fees, providing an on-going revenue stream that is continuously building. At December 31, 2000, the Company had signed contracts worth over $0.5 million in future revenues. The Company's ASP Financial Tools and Content market and its Business to Business Corporate Services market both benefit from continuous recurring revenues derived from a common technology base.

Enterprise Financial Website Development was also a new area this year. Stockgroup started the year with its Asian product, AsiaXIS.com, and ended the year working on its latest product, OnMark. These two major projects, along with several minor ones, helped establish this area as a significant revenue source for the Company in 2000. Stockgroup was able to capitalize on opportunities in this area because of the expertise it developed in building and maintaining its own destination website. The Company plans to pursue further business opportunities in this area, as it is highly compatible with the skills and competencies developed in building and maintaining revenues in the B2B and ASP areas.


                                                              Operating Expenses
--------------------------------------------------------------------------------
Total operating expenses in 2000 were $7.8 million compared to $5.1 million in 1999, an increase of $2.7 million or 52.9%. Of this amount, over $0.6 million was from non-cash expenses as described below, as well as $1.08 million of unusual expenses. Much of the increase in operating expenses occurred in the first half of 2000, as Stockgroup continued to build infrastructure and develop revenue streams. During the third quarter, the Company undertook an effort to achieve the most cost-efficient structure possible, in order to benefit from the infrastructure and revenue gains it had realized but to also start moving toward profitability. Stockgroup was able to make significant reductions in most areas of expenditures during the last half of the year, without reducing its ability to earn revenues. Stockgroup will continue to keep expenses as low as possible as it grows its revenues in an effort to achieve profitable operations in 2001.

Sales and Marketing expenses were $2.7 million in 2000 compared to $2.5 million in 1999, an increase of $0.2 million or 10.8%. This increase was primarily the result of the addition of a Vice President of Sales during the first half of the year and the strategy of significantly increased staffing and geographic expansion into offices in Alberta, Ontario, New York, California, and Texas. Late in the third quarter the company re-evaluated this strategy and concluded that it would be beneficial to change the strategy from the standpoint of increasing revenue and reducing costs, by using fewer, more competent resources concentrated in fewer markets, thus achieving increased effectiveness and economies. Stockgroup expects these reductions to have a continuing beneficial effect on costs in this area in 2001.

Product Development expenses in 2000 were $0.8 million compared to $0.4 million in 1999, an increase of $0.4 million or 104.6%. The increases in this area were a result of over $450,000 in expenses relating to the Company's expansion into Europe in the spring of 2000, which was discontinued due to adverse financial market conditions.

General and Administrative expenses in 2000 were $4.2 million compared to $2.2 million in 1999, an increase of $2.0 million, or 90.9%. Major non-cash elements of this area totaled over $0.6 million and included $243,500 of non-cash investor relations expenses that were paid in stock, over $140,000 of stock-based compensation expenses, and $204,000 in amortization expenses. Also included was bad debts expense of $631,000 relating to collection of large receivables from two customers, $351,000 of which the Company believes is likely to be collectible pending the outcome of litigation. Other significant expenses included rent and office expenses on North American offices, legal and accounting expenses relating to public company status, and general increases in administrative staff and associated costs to keep pace with the growth in sales. Many of these costs have been reduced in the last five months of 2000, and management expects the effect of these reductions to carry forward into 2001.

                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Interest income in 2000 was $85,138 compared to $123,260 in 1999, a reduction of $38,122 or 30.9%. Interest is earned on short term investments of available cash, and primarily occurred in the first half of the year.

Interest expense was $3.9 million in 2000 compared to $15,610 in 1999, an increase of $3.9 million. Of this amount, only $163,000 was actually paid in cash; a further $132,000 is the actual amount that has accrued and will be payable in cash or shares upon redemption or conversion of the balance of the outstanding convertible notes. The remaining $3.6 million in interest expense is deemed interest recorded as a result of the particular nature of the $3.0 million convertible notes' conversion formula which entitles the holder to an in-the-money conversion rate. Due to the variable nature of the conversion feature, the effective interest will continuously be re-measured as the Company's stock price changes, until conversion, redemption, or maturity of the notes.

Due to its net loss position, the Company did not incur tax in 2000. At present Stockgroup has tax loss carry forwards of $6,718,000 in Canada which expire in 2006 and 2007, and tax loss carry forwards of $2,306,000 in the U.S. which expire in 2019 and 2020.


                                                                      Net Income
--------------------------------------------------------------------------------
The net loss for 2000 was $8.3 million compared to a loss of $4.2 million in 1999, an increase in losses of $4.1 million or 96.4%. This increase in losses can be entirely attributed to unusual or non-cash items totaling $4.2 million as described above: the $3.6 million deemed interest on the convertible notes, and the $631,000 bad debt expense on two customers. The extraordinary gain on note redemption was recorded in accordance with the appropriate accounting principles. The portion of the operating loss experienced in 2000 that was not attributable to non-cash items was primarily due to continuation of infrastructure and revenue building activities commenced in 1999, the majority of which were completed by the end of the third quarter of 2000. Allowing for the effect of non-cash and unusual items previously discussed above, management believes profitability is within reach in 2001.


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

During 1999, we also expanded our news bureau/sales office branch network through the addition of offices in San Francisco and New York. Supporting financing for our strategic plan was raised through private placements of an aggregate cash proceeds of $5.4 million which were completed after the Company went public in March.

With respect to the performance of the predecessor company in 1998 and 1999, prior to its acquisition on March 11, 1999 of Stock Research Group, I-Tech Holdings Group, Inc. had achieved minimal success in the implementation of its marketing plan and the operation of its business, the design of websites.

                                                                         Revenue
--------------------------------------------------------------------------------
1999 was a year of record revenue for Stockgroup.com. During the year ended December 31, 1999, we generated revenues of $1,920,052 versus $857,591 for the year ended December 31, 1998. This represents a 123% increase in year over year revenue.

Revenues in 1999 and 1998 were all Business to Business Corporate Services. A substantial part of growth in revenues was due to an increase in Advertising and Media Services sales, which saw year over year growth of 393%. Website Design and Development also saw gains, with an increase of 61% and Website Maintenance and Marketing saw a marginal decrease of (12)%. Over the course of 1999 growth in Website services overall was impacted by resources applied to the development of our new enterprise financial news media Website www.smallcapcenter.com.


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

Sales and Marketing costs also saw significant increases primarily as a function of advertising purchases related to the launch of www.smallcapcenter.com and went from $265,840 in 1998 to $2,454,473 in 1999, an increase of 823%. Funds expended for advertising have provided us with reach to viewers and are expected to continue to provide value over the longer term. In 1998 we had not yet undertaken significant initiatives with respect to Sales and Marketing and our expenses were largely related to our commissioned sales staff.

Product Development costs, which consist of salaries for programmers and Design staff seconded to the development of www.smallcapcenter.com increased from $117,453 in 1998 to $415,108 in 1999, an increase of 253%.

General and Administrative costs also saw a large relative increase from $443,201 in 1998 to $2,193,582 in 1999, or 395%. Notable expenses in this area came as a result of the addition of two new offices, the moving of head office to larger premises, amortization of imputed expenses for employee stock options, increased salaries and wages for new management and executive staff, and increased legal and accounting fees and one-time consulting fee charges related to our launch as a public company.


                                                   Other Income and Income Taxes
--------------------------------------------------------------------------------
We earned Interest and other income of $124,221 in 1999 primarily on investment of our cash resources. Due to our net loss position, we did not incur tax in 1999.

                                                                      Net Income
--------------------------------------------------------------------------------
During 1999 we incurred a net loss of $(4,242,533) versus a net loss of $(149,289) in 1998. The loss incurred in 1999 was the result of our strategic investment in the development of our enterprise financial website and supporting advertising program, the addition of significant development capacity in our programming and design teams and the initial investment in our editorial operations.

The most significant component of investment in 1999 was www.smallcapcenter.com which was launched on October 5, 1999.

                                                             Financial Condition
--------------------------------------------------------------------------------
Stockgroup ended 2000 with a cash and cash equivalents balance of $338,448. The Company has set a corporate goal of achieving positive cash flow and profitable operations in 2001. Although the Company expects to achieve this without further need for financing, it may require such financing before it is able to achieve this goal. Additionally, it will still pursue financing in order to grow the business to the greatest possible extent. In 1999 Stockgroup ended the year with cash and cash equivalents of $1,658,822.

Stockgroup expects that increasing revenues resulting from current operations, combined with the fact that start-up costs are substantially complete, will reduce use of cash going forward. However, there can be no assurance that revenue will increase or that costs will be lower going forward. In addition, cash levels may be insufficient if the Company responds to a prepayment demand from certain of the noteholders by making a cash prepayment, rather than electing to have the noteholders convert a portion of their convertible notes into shares of common stock. To the extent that either of these possibilities seriously depletes cash levels, the Company may need to seek additional capital. If it does, there can be no assurance that it will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. If the Company is unable to generate the required amount of additional capital, its ability to meet obligations and to continue operations may be adversely affected.


CORPORATE DEVELOPMENTS DURING THE YEAR

--------------------------------------------------------------------------------
A synopsis of corporate highlights for 2000 is as follows:

1. Syndication strategy launched - Early in 2000 Stockgroup began the implementation of its syndication strategy, signing agreements with Web content aggregators and distributors. The purpose of the syndication program is to raise the profile of smallcapcenter.com's content, to drive traffic to smallcapcenter.com and to generate revenues through licensing fees and revenue sharing agreements. Stockgroup syndicates content available from the public access (free) areas of smallcapcenter.com and some of its proprietary tools. The structure of the terms of each agreement and the revenue model is dependent on the size of the user base of the other site and the requirements of the other site. In December 2000 Stockgroup signed a channel agreement with a major internet syndication company that distributes tools and content through its website.

2. In March of 2000 Stockgroup completed a placement of $3,000,000 in convertible notes and warrants as described in Note 7 to the December 31, 2000 balance sheet below.

3. June 5 2000 - Stockgroup and Cybersurf Corporation partnered to develop a financial channel for the 3Web Network, Cybersurf's free Internet portal. This channel is now accessible on the 3Web Network. Cybersurf is the second largest ISP in Canada, with over 350,000 users.

4. In July of 2000 Stockgroup enhanced its award winning smallcapcenter.com website. With a brand new look and a wide array of sophisticated tools for investors and public companies, Stockgroup strengthened its community and improved its base of tools and content available for syndication.

5. August 8 2000 - Stockgroup and AvantGo Team to Deliver the Smallcapcenter.com Channel to Investors' Handheld Devices. In an agreement with AvantGo, Inc., a mobile Internet company, Stockgroup agreed to deliver a small cap stock information channel for handheld and wireless devices. The AvantGo mobile Internet service will make Stockgroup's content available for download at www.avantgo.com onto AvantGo's more than 700,000 registered users' Palm OS and Windows CE devices and Internet-enabled phones.

6. Private placement during the third quarter of 2000 - Stockgroup completed a private placement totaling $0.435 million through the issuance of 116,935 shares of common stock at $3.72 per share. These shares are deemed "restricted shares" as that term is defined under U.S. securities laws Regulation "S" of the 1933 Act.

7. October 23, 2000 - Stockgroup launches free real-time quotes and interactive charts to users of its small cap financial super site, www.smallcapcenter.com and as an additional feature for its ASP applications and financial tool offerings to companies. The quotes, accessible free of charge and in real-time, include all major US exchanges. The real-time quotes can be tracked by symbol or within a portfolio. In addition to the Company's real-time quote product, Stockgroup has also developed a proprietary Interactive Chart, a powerful analytical tool that gives investors a comprehensive snapshot of the activities for a given stock or index on the North American exchanges all on one screen. Interactive charting offers the open, close, high, low, volume and stock split information for a particular day available by simply dragging a mouse over the chart. The Interactive Chart offers users an easy way to view different time frames in line or candle format by simply zooming in and out and scrolling left and right. The chart also features various technical analysis features and the option of viewing multiple tickers. The free real time quotes and interactive charts have also been integrated into the content and tool offerings and ASP applications for the company's business-to-business clients. All Internet sites can now offer their customers complimentary real-time quotes, charts, interactive tools and content through the licensing of Stockgroup's products.

8. November 20, 2000 - Smallcapcenter.com Posts 10,000th Story - Largest Smallcap News Archive on the internet. Stockgroup announced that its news site, smallcapcenter.com, has reached the 10,000 mark for articles and columns produced by its staff of journalists. The 10,000th story is by Adam
     Peeler: Damn the Lawsuits, Full Speed Ahead, Peeler writes "It appears there's no end to a litany of copyright infringement lawsuits against San Diego-based online music provider MP3.com, Inc., but the market likes the company anyway."

9. November 30, 2000 - Stockgroup announced a major development project agreement with Onmark Group, the financial services and e-commerce company. Stockgroup will contribute its project management, web development and design services in the delivery of an Onmark Group global marketplace for web-based leasing, financing and documentation. This marketplace will enable clients to source tailored asset financing and assets online on a global scale in multiple currencies. Stockgroup and Onmark Group had been involved in ongoing projects for several months. This latest initiative as specified by Onmark Group includes Stockgroup's project management and web development and design services to deliver the front end and functionality of Onmark's e-leasing product. Other corporate members of the development team include Oracle Corporation (NASDAQ: ORCL), the world's largest provider of software for e-business, and Viewlocity Inc. Onmark Group's marketplace automates the leasing application process, routing vendor lease applications to the appropriate funders in real time.


DEVELOPMENTS SINCE YEAR END

1. On January 19, 2001, Stockgroup closed a $0.5 million financing from a group of unaffiliated investors pursuant to a Securities Purchase Agreement. The funding included $0.5 million of 3% Convertible Debentures and 4-year warrants. The warrants were issued on a pro-rata basis, with each debenture-holder receiving 1 Series A warrant for each dollar of debentures purchased and 3 Series B warrants for each five dollars of debentures purchased. The debentures mature on December 31, 2003 and are convertible into common shares upon the earlier to occur of March 25, 2001, or the effective date of the registration of the shares issuable upon conversion of the debentures and exercise of the warrants.

     The maximum and minimum conversion prices for the debentures are $1.00 and $0.50 respectively, and the exercise price of the warrants is $1.00 per share for the Series A warrants and $2.00 per share for the Series B warrants. The actual conversion price of the Notes will be determined upon receipt of a conversion notice and will be the lesser of (a) the maximum conversion price, or (b) 80% of the 2 lowest closing prices of the Company's common shares during the 10 trading days prior to the date of conversion, but in no case less than the minimum conversion price.

     The full details of this financing, including all relevant documents, were filed in a Form 8K on January 30, 2001 and can be viewed therein.


RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business.

Stockgroup's limited operating history makes it difficult for you to judge its prospects.

Stockgroup has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

Recent revenue growth may not continue in the future.

There can be no assurance that the revenue growth experienced in recent periods will continue or increase. Stockgroup's limited operating history makes the prediction of future results difficult or impossible and, therefore, recent revenue growth should not be taken as an indication of any growth that can be expected in the future. Furthermore, the Company's limited operating history leads it to believe that period-to-period comparisons of operating results may not be meaningful and that the results for any period should not be relied upon as an indication of future performance. In 1999 and in 2000, revenues included significant sales to four customers (35% to one customer in 1999, 40% to three customers in 2000). These customers were of a contract nature. No further revenues will be generated from three of these customers; the fourth customer will provide reduced revenue until March 2001. To the extent that revenues do not grow at anticipated rates, or that the Company is unable to secure or retain large contracts similar to those obtained in prior periods, the Company's business, results of operations and financial condition would be materially and adversely affected.

Stockgroup may be unable to achieve profitable operations as soon as planned.

Stockgroup has not achieved profitability in the current period and, although it plans to achieve positive cash flow and profitability in 2001, the Company may continue to incur net losses for the foreseeable future. The extent and duration of these losses, if any, will depend, in part, on the amount of growth in revenues from Business to Business Corporate Services and ASP Financial Tools and Services. As of December 31, 2000, the Company had an accumulated deficit of $(12,593,154). There can be no assurance that the Company will ever achieve or sustain profitability or that operating losses will not increase in the future.

Stockgroup's success depends upon the widespread acceptance of the Internet as a key source of information.

Traditionally, the investing public has obtained current information on public companies from brokers, securities analysts, newspapers and magazines. Stockgroup's business is based entirely on the premise that a significant portion of the investing public will seek to obtain that information via the Internet. If that does not occur, or if it occurs more slowly than expected, the Company will be materially and adversely affected.

Liquidity and capital resources are uncertain.

Stockgroup expects that increasing revenues resulting from current operations, combined with the fact that start-up costs are substantially complete, will reduce use of cash going forward. However, there can be no assurance that revenue will increase or that costs will be lower going forward. In addition, cash levels may be insufficient if the Company responds to a prepayment demand from certain of the noteholders by making a cash prepayment, rather than electing to have the noteholders convert a portion of their convertible notes into shares of common stock. To the extent that either of these possibilities seriously depletes cash levels, the Company may need to seek additional capital. If it does, there can be no assurance that it will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. If the Company is unable to generate the required amount of additional capital, its ability to meet obligations and to continue operations may be adversely affected.

Computer equipment problems and failures could adversely affect business.

Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times on the Company's Web site, which could reduce the attractiveness of the Web site to advertisers and users. Equipment problems and failures could result from a number of causes, including an increase in the number of users of the Web site, computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures, and internal breakdowns. In addition, any disruption in Internet access provided by third parties could have a material and adverse effect.

Stockgroup may not be able to compete successfully against current and future competitors.

Stockgroup currently competes with thousands of corporate and individual Web sites for viewers, corporate subscribers and advertisers. Many of these have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. Stockgroup can not assure you that it will have the financial resources or the technological expertise to successfully meet this competition.

Stockgroup is controlled by its officers, directors and entities affiliated with them.

In the aggregate, ownership of Stockgroup shares by management represents approximately 46% of issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

Stockgroup's future performance is dependent on the ability to retain key personnel.

Stockgroup's performance is substantially dependent on the performance of senior management and key technical personnel. In particular, the Company's success depends on the continued efforts of its senior management team. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, results of operations and financial condition.

Future success also depends on the continuing ability to retain and attract highly qualified technical, editorial and managerial personnel. The Company anticipates that the number of employees will increase in the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of this job market. The Company has experienced difficulty from time to time in attracting the personnel necessary to support the growth of its business, and there can be no assurance that it will not experience similar difficulty in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of its business could have a material adverse effect upon the Company's business, results of operations and financial condition.

Stockgroup may be unable to protect the intellectual property rights upon which its business relies.

The Company regards substantial elements of its Web site and underlying technology as proprietary and attempts to protect them by relying on intellectual property laws, including trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company also generally enters into confidentiality agreements with employees and consultants and in connection with license agreements with third parties, and seeks to control access to proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain or use the Company's proprietary information without authorization or to develop similar technology independently. Moreover, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are distributed or made available through the Internet, and policing unauthorized use of proprietary information is difficult. There can also be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties, Stockgroup has infringed upon the proprietary rights of other third parties.

It is unclear how any existing and future laws enacted will be applied to the internet industry and what effect such laws will have on Stockgroup.

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for Stockgroup's services, increase the cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

Stockgroup may be held liable for online information or products provided by the Company or third parties.

Because materials may be downloaded by the online or Internet services offered by Stockgroup or the Internet access providers with which the Company has relationships, and because third party information may be posted by third parties on its Web site through discussion forums and otherwise there is the potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, or other theories. Such claims have been brought against providers of online services in the past. The imposition of liability based on such claims could materially and adversely affect Stockgroup.

Even to the extent such claims do not result in liability, the Company could incur significant costs in investigating and defending against such claims. The imposition on the Company of potential liability for information or products carried on or disseminated through its Web site could require implementation of measures to reduce exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of services to members and users.

Stockgroup's general liability insurance may not cover all potential claims to which it is exposed or may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

Stockgroup's strategy to commence international operations exposes the Company to additional risks.

A part of the Company's growth strategy is to expand into international markets. The success of any additional foreign operations initiated in the future will be dependent upon local service providers and/or partners. In addition to the risks attendant to the

Company's business in the United States and Canada, Stockgroup may experience difficulty in managing international operations as a result of the following:

     |_| difficulty in locating effective foreign service providers and/or partners;
     |_|  competition;
     |_|  technical problems;
     |_|  local laws and regulations;
     |_|  language and cultural differences;
     |_|  unexpected changes in regulatory requirements;
     |_|  trade barriers;
     |_|  fluctuations in currency exchange rates;
     |_|  longer payment cycles;
     |_|  difficulty in enforcing contracts;
     |_| political and economic instability; and |_| potential adverse tax consequences.

There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

The value and transferability of Stockgroup's shares may be adversely impacted by the limited trading market for its shares and the penny stock rules.

There is only a limited trading market for Stockgroup's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the O-T-C Bulletin Board under the symbol "SWEB". There can be no assurance that the Company's common stock will trade at prices at or about its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of Stockgroup's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

Future sales of shares may adversely impact the value of Stockgroup's stock.

In addition to shares being offered by outstanding registrations, Stockgroup has authorized and reserved, as of February 28, 2001, 2,500,000 shares of common stock for issuance upon the exercise of non-qualified stock options. The total amount of shares covered by outstanding registrations, plus the shares reserved for such options, would represent 57.8% of the number of Stockgroup's outstanding shares on the date of this filing. If required, Stockgroup will seek to raise additional capital through the sale of common stock. Under the terms of outstanding convertible notes and debentures, the number of shares that may be issued under such instruments may be increased in the event of certain changes in our capital structure. Future sales of shares by Stockgroup or its stockholders could cause the market price of its common stock to decline.

Item 7.  Financial Statements and Supplementary Data

                                AUDITORS' REPORT





To the Shareholders of
Stockgroup.com Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Stockgroup.com Holdings, Inc. as of December 31, 2000 and December 31, 1999 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockgroup.com Holdings, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Stockgroup.com Holdings, Inc. will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada,
February 21, 2001.                                         Chartered Accountants

Stockgroup.com Holdings, Inc.


                           CONSOLIDATED BALANCE SHEETS
           [See Note 1 - Nature of Business and Basis of Presentation]


As at December 31                                      (expressed in US dollars)


                                                                         2000               1999
                                                                           $                  $
-------------------------------------------------------------------------------------------------
ASSETS [note 6]
Current
Cash and cash equivalents                                              338,448          1,658,822
Accounts receivable [net of allowances for doubtful
   accounts of $471,430; 1999 - $20,786] [note 3]                      218,810            855,170
Due from shareholder [note 4]                                               --             31,973
Prepaid expenses                                                       116,127            887,223
-------------------------------------------------------------------------------------------------
Total current assets                                                   673,385          3,433,188
-------------------------------------------------------------------------------------------------
Property and equipment, net [note 5]                                   529,855            440,368
-------------------------------------------------------------------------------------------------
                                                                     1,203,240          3,873,556
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Bank indebtedness [note 6]                                              14,303             21,004
Accounts payable                                                       796,637            732,392
Accrued payroll liabilities                                            194,241            126,566
Deferred revenue                                                       181,987            230,545
Convertible notes and accrued interest [note 7]                      2,662,000                 --
-------------------------------------------------------------------------------------------------
Total current liabilities                                            3,849,168          1,110,507
-------------------------------------------------------------------------------------------------
Commitments and contingencies [note 11]

Shareholders' equity (deficiency)
Common stock, no par value [note 8]
   Authorized shares - 50,000,000
   Issued and outstanding shares - 8,467,676 in 2000                 7,344,483          6,761,483
     and 8,195,000 in 1999
Additional paid-in capital                                           2,602,743            261,277
Accumulated deficit                                                (12,593,154)        (4,259,711)
-------------------------------------------------------------------------------------------------
Total shareholders' equity (deficiency)                             (2,645,928)         2,763,049
-------------------------------------------------------------------------------------------------
                                                                     1,203,240          3,873,556
=================================================================================================

See accompanying notes

Stockgroup.com Holdings, Inc.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
           [See Note 1 - Nature of Business and Basis of Presentation]


Year ended December 31                                 (expressed in US dollars)


                                                       2000              1999               1998
                                                        $                  $                  $
-------------------------------------------------------------------------------------------------
REVENUE
Revenues [note 9]                                  4,037,608         1,920,052            857,591
Cost of revenues                                   1,800,810         1,208,033            172,343
-------------------------------------------------------------------------------------------------
Gross profit                                       2,236,798           712,019            685,248
-------------------------------------------------------------------------------------------------

EXPENSES
Sales and marketing                                2,718,992         2,454,473            265,840
Product and website development                      849,335           415,108            117,453
General and administrative                         4,220,455         2,193,582            443,201
-------------------------------------------------------------------------------------------------
                                                   7,788,782         5,063,163            826,494
-------------------------------------------------------------------------------------------------
Loss from operations                              (5,551,984)       (4,351,144)          (141,246)
Interest income                                       85,138           123,260                 --
Interest expense [notes 6 and 7]                  (3,910,517)          (15,610)                --
Other income (expense)                                (4,453)              961            (42,845)
-------------------------------------------------------------------------------------------------
Loss before income taxes and
   extraordinary items                            (9,381,816)       (4,242,533)          (184,091)
Income tax provision (recovery) [note 10]                 --                --            (34,802)
-------------------------------------------------------------------------------------------------
Loss before extraordinary items                   (9,381,816)       (4,242,533)          (149,289)
Extraordinary gain on convertible note
   redemptions [note 7]                            1,048,373                --                 --
-------------------------------------------------------------------------------------------------
Net loss                                          (8,333,443)       (4,242,533)          (149,289)
=================================================================================================

Earnings (loss) per share [note 8[e]]
Basic and diluted loss per share
   before extraordinary items                         (1.13)            (0.60)             (0.04)
Basic and diluted loss per share                      (1.01)            (0.60)             (0.04)
=================================================================================================

See accompanying notes

Stockgroup.com Holdings, Inc.


          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
           [See Note 1 - Nature of Business and Basis of Presentation]


Year ended December 31                                 (expressed in US dollars)


                                                                                                        Retained           Total
                                                                                         Additional      earnings      shareholders'
                                                                                           paid-in     (accumulated       equity
                                                        Common stock     Common stock      capital       deficit)       (deficiency)
[note 8]                                                 # of shares           $              $              $               $
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             3,660,000              97              --         132,111          132,208
Net loss                                                        --              --              --        (149,289)        (149,289)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             3,660,000              97              --         (17,178)         (17,081)
Issuance of common stock pursuant to private placement     240,000         402,451              --              --          402,451
Deemed issuance of common stock pursuant to
   reverse acquisition                                   3,120,000             672              --              --              672
Issuance of common stock pursuant to a consulting
   agreement                                                75,000         450,000              --              --          450,000
Issuance of common stock pursuant to private
   placements, net of share issue costs of $167,737        900,000       5,232,263              --              --        5,232,263
Issuance of common stock pursuant to an advertising
   agreement                                               200,000         676,000              --              --          676,000
Stock based compensation                                        --              --         261,277              --          261,277
Net loss                                                        --              --              --      (4,242,533)      (4,242,533)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                             8,195,000       6,761,483         261,277      (4,259,711)       2,763,049
Issuance of common stock pursuant to private placement     116,935         435,000              --              --          435,000
Issuance of common stock and warrants pursuant to
   a consulting agreement                                  100,000         162,500          81,000              --          243,500
Fair value of detachable warrants pursuant to
   convertible note private placement, net of
   financing costs                                              --              --         455,546              --          455,546
Intrinsic value of beneficial conversion feature
   pursuant to convertible note private placement               --              --       2,751,061              --        2,751,061
Repurchase of beneficial conversion feature on partial
   redemption of outstanding convertible notes                  --              --      (1,089,166)             --       (1,089,166)
Issuance of common stock on partial conversion of
   outstanding convertible notes                            67,741          57,500              --              --           57,500
Cancellation of common stock                               (12,000)        (72,000)             --              --          (72,000)
Stock based compensation                                        --              --         143,025              --          143,025
Net loss                                                        --              --              --      (8,333,443)      (8,333,443)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                             8,467,676       7,344,483       2,602,743     (12,593,154)      (2,645,928)
====================================================================================================================================

See accompanying notes

Stockgroup.com Holdings, Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           [See Note 1 - Nature of Business and Basis of Presentation]


Year ended December 31                                 (expressed in US dollars)


                                                       2000              1999               1998
                                                        $                  $                  $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                          (8,333,443)       (4,242,533)          (149,289)
Add (deduct) non-cash items
   Amortization                                      203,961            85,601             19,459
   Amortization of deferred debt financing costs     244,763                --                 --
   Effective interest on convertible notes         3,633,062                --                 --
   Extraordinary gain on redemption of
     convertible notes                            (1,048,373)               --                 --
   Bad debt expense                                  730,643           (39,352)            44,715
   Consulting services received for common stock
     and equivalents                                 243,500           450,000                 --
   Advertising services received for common stock         --           676,000                 --
   Stock based compensation                          143,025           261,277                 --
--------------------------------------------------------------------------------------------------
                                                  (4,182,862)       (2,809,007)           (85,115)
Net changes in non-cash working capital
   Accounts receivable                              (166,284)         (717,000)           (19,539)
   Prepaid expenses                                  771,096          (848,218)            (2,312)
   Accounts payable                                   51,633           678,080             43,144
   Accrued payroll liabilities                        67,675           110,729            (10,524)
   Income taxes payable                                   --                --               (199)
   Deferred revenue                                  (48,558)          188,843            (39,993)
--------------------------------------------------------------------------------------------------
Cash used in operating activities                 (3,507,300)       (3,396,573)          (114,540)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock           435,000         5,634,714                 --
Net proceeds from issuance of convertible notes
   and warrants                                    2,870,000                --                 --
Repayments of convertible notes                     (862,500)               --                 --
(Repayments) proceeds on bank indebtedness, net       (6,701)          (80,073)            75,825
Repayments on long-term debt                              --            (8,260)           (17,105)
(Repayments to) advances from shareholders, net       31,973           (26,009)             6,010
Advances from related company                             --                --             39,186
--------------------------------------------------------------------------------------------------
Cash provided by financing activities              2,467,772         5,520,372            103,916
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                  (280,846)         (468,249)           (21,092)
Net cash acquired in reverse acquisition                  --             3,272                 --
--------------------------------------------------------------------------------------------------
Cash used in investing activities                   (280,846)         (464,977)           (21,092)
--------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents  (1,320,374)        1,658,822            (31,716)
Cash and cash equivalents, beginning of year       1,658,822                --             31,716
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year               338,448         1,658,822                 --
==================================================================================================

Supplemental disclosure of cash flow information
Interest paid                                         33,000            10,500              4,100
Income taxes paid                                         --                --                 --
--------------------------------------------------------------------------------------------------

See accompanying notes

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

[a]  Nature of business and continuing entity

Stockgroup.com Holdings, Inc. ("Stockgroup.com") is an internet based media and technology company that provides business to business (B2B) corporate services (including advertising and media services), application service provider (ASP) financial tools and content solutions, and enterprise financial website development services. Stockgroup.com was incorporated under the laws of Colorado on December 6, 1994 under the former name of I-Tech Holdings Group, Inc. ("I-Tech"), a United States non-operating company registered on the NASD OTC Bulletin Board.

The financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $5,551,984 for the year ended
December 31, 2000 [1999 - $4,351,144; 1998 - $141,246], and had a working capital deficiency of $3,175,783 as at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and convertible note private placements. Management expects that increasing revenues resulting from current operations, combined with the fact that start-up costs are substantially complete, will allow the Company to achieve profitable operations and positive cash flows in 2001. Although the Company expects to achieve this without further need for financing, the Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the ability of the Company to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

These financial statements are issued under the name of Stockgroup.com but are a continuation of the financial statements of Stock Research Group Inc. ("SRG"), a British Columbia corporation which was incorporated on May 4, 1995. On March 11, 1999, pursuant to a reverse acquisition, SRG acquired the net assets of I-Tech.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd.)

[b]  Reverse acquisition of Stockgroup.com

Pursuant to a share exchange agreement dated March 11, 1999, the shareholders of SRG sold their 100% interest in SRG to Stockgroup.com in consideration for 3,900,000 shares of Stockgroup.com which represented a controlling interest of approximately 56% of Stockgroup.com. This transaction is considered a recapitalization of SRG and an acquisition of Stockgroup.com (the accounting subsidiary/legal parent) by SRG (the accounting parent/legal subsidiary). Accordingly, the transaction has been accounted for as a purchase of the net assets of Stockgroup.com by SRG in these consolidated financial statements.

In these consolidated financial statements, SRG's assets and liabilities are included at their historical carrying amounts. Operating results to March 11, 1999 are those of SRG. For purposes of the acquisition, the fair value of the net monetary assets of Stockgroup.com of $672 was ascribed to the 3,120,000 previously outstanding common shares of Stockgroup.com deemed to be issued in the acquisition as follows:

                                                                       $
--------------------------------------------------------------------------------

Net assets acquired
   Cash                                                              3,272
   Accounts payable                                                  2,600
--------------------------------------------------------------------------------
                                                                       672
Deemed consideration
   3,120,000 shares of Stockgroup.com                                  672
================================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Stockgroup.com Holdings, Inc. (the "Company") and its wholly owned subsidiaries, Stockgroup.com Media Inc. (British Columbia, Canada) (formerly Stock Research Group Inc.), Stockgroup.com, Ltd. (Nevada, United States) and 579818 B.C. Ltd. (British Columbia, Canada). All significant intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition

The Company generates its revenues from three primary sources; business to business corporate services, application service provider financial tools and content solutions, and enterprise financial website development.

Business to business corporate services consists of small-scale web site development and maintenance, media services, monthly marketing and maintenance programs, broadcast services and online advertising. Revenue from small-scale web site development and periodic web site maintenance is recognized upon completion of the services provided no significant obligations remain and collection of the resulting receivable is probable. Revenues from media services, monthly marketing and maintenance programs, broadcast services and online advertising are recognized ratably over the contract life as the revenue is earned. Most of these services require an advance payment which is appropriately recorded as deferred revenue until the services have been provided.

Application service provider financial tools and content solutions consists of real time, time delayed and wireless quotes and charts, company profiles, investment data and technical analysis. Revenue from set up fees, periodic maintenance fees and contractual monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the contract life, which is typically twelve months, as the revenue is earned.

Enterprise financial website development consists of large scale, longer-term technology development, data aggregation, system design and development and project management services. Revenue from fixed price long term contracts is recognized on the percentage of completion method of contract accounting based on the ratio of actual costs incurred to total estimated contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Foreign exchange

The reporting currency and the functional currency of the Company is the U.S. dollar. The accounts of the Company's Canadian subsidiary are translated into U.S. dollars such that monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date and non-monetary items are translated at exchange rates prevailing at the transaction date. Operating revenues and expenses are translated at average exchange rates prevailing during the year. Any corresponding foreign exchange gains and losses are included in income.

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

Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, due from shareholder, bank indebtedness, accounts payable and convertible notes. The carrying values of all financial instruments approximate fair value due to their short-term maturities.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term deposits with original maturities of ninety days or less and are recorded at amortized cost.

Deferred finance costs

Finance costs associated with the issuance of convertible notes are deferred and amortized over the term of the notes to earliest conversion. At December 31, 2000, all finance costs have been amortized and included as interest expense in the statement of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Property and equipment

Property and equipment are carried at cost. Amortization is provided using the straight line method over the assets estimated useful lives as follows:

     Computer equipment                                5 years
     Computer software                                 2 years
     Office furniture and equipment                    5 years
     Leasehold improvements                            Term of the lease

The Company changed its amortization policy in 2000 from the declining balance method to the straight line method. The cumulative effect of this change in accounting policy is not significant to the financial statements.

Product development costs

Product development costs are expensed until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized. For all periods presented, product development costs have been expensed in the period incurred as the criteria eligible for capitalization have not been met.

Website development costs

Commencing July 1, 2000 the Company accounts for Website development costs in accordance with the FASB Emerging Issues Task Force ("EITF") 00-2, Accounting for Website Development Costs. EITF 00-2 requires all costs related to the development of websites other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company has adopted EITF 00-2 prospectively from July 1, 2000. Prior to July 1, 2000 Website development costs were expensed as incurred. Substantially all of the Company's website development costs since July 1, 2000 are for ongoing operating and maintenance costs and have been expensed in the period incurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Advertising costs

Advertising costs are expensed in the period incurred and are included as a component of sales and marketing expenses. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $1,112,000, $1,670,000 and $23,000
respectively.

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

Earnings per share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share reflects the dilutive potential of outstanding securities using the treasury stock method.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions by owners. For the years ended
December 31, 2000, 1999 and 1998, comprehensive income comprises only net income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Comparative figures

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Recent accounting pronouncements

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company does not expect the adoption of these accounting pronouncements to have a material effect on its financial position or results of operations, except as discussed below.

The Emerging Issues Task Force has released EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). EITF 00-19 is effective for derivative instruments entered into or outstanding at June 30, 2001, and will be applicable to the Company's callable warrants then outstanding (note 7). The number of shares issuable in the event of exercise of the callable warrants is not subject to an explicit limit. Accordingly, the callable warrants will be considered a liability to be recorded at fair value, commencing June 30, 2001, and will be marked to market in accordance with SFAS 133 thereafter. At December 31, 2000 the callable warrants have been presented as additional paid in capital in these financial statements. At December 31, 2000 the company has sufficient authorized share capital assuming a limit to the number of shares issuable equal to the number of shares that would have been required to settle the warrants on September 30, 2000, in accordance with the transition provisions of EITF 00-19.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Amounts owing from two customers represented 31% and 11% respectively of the total accounts receivable balance in 2000. An amount owing of $575,000 from one customer represented 67% of the total accounts receivable balance in 1999. No other customers represented greater than 10% of the total balance in any other year.


4. DUE FROM SHAREHOLDER

At December 31, 1999, the amounts due from shareholder consisted of $12,850 in short-term advances and a $19,123 non-interest bearing loan. The loans and advances were repaid in full in 2000.


5. PROPERTY AND EQUIPMENT

                                                    Accumulated         Net book
                                    Cost           amortization           value
                                      $                  $                  $
--------------------------------------------------------------------------------

2000
Computer equipment                  524,636           189,970            334,666
Computer software                   107,138            65,700             41,438
Office furniture and equipment      182,181            58,680            123,501
Leasehold improvements               42,310            12,060             30,250
--------------------------------------------------------------------------------
                                    856,265           326,410            529,855
================================================================================

1999
Computer equipment                  360,552            85,571            274,981
Computer software                    24,074            12,037             12,037
Office furniture and equipment      146,595            21,608            124,987
Leasehold improvements               31,596             3,233             28,363
--------------------------------------------------------------------------------
                                    562,817           122,449            440,368
================================================================================

6. BANK INDEBTEDNESS

Bank indebtedness consists of a demand loan which bears interest at prime plus 1%, is repayable in blended monthly principal and interest payments of $635, and is due December 31, 2002. Interest expense for the years ended December 31, 2000, 1999 and 1998 was $1,300, $1,800 and $1,800 respectively.

The Company also has an approved demand operating line of credit of $100,000 bearing interest at prime plus 1/4%. Interest expense for the years ended December 31, 2000, 1999 and 1998 was $8,600, $8,400 and $1,300 respectively.

The demand loan and the operating line of credit are collateralized by a general security agreement on all assets of the Company. The weighted average effective prime rate for 2000 was 7.23% [1999 - 6.44%; 1998 - 6.60%].


7. CONVERTIBLE NOTES

On April 3, 2000, the Company entered into a Convertible Note Purchase Agreement with two unaffiliated investors to issue unsecured 8% Convertible Notes ("notes") and 5-year Callable Warrants ("warrants") for gross proceeds of $3 million.

The notes mature on March 31, 2002 and are convertible into common shares only after July 31, 2000. The notes may only be converted if the Company does not make payment on a lender's prepayment request, or if the Company seeks to prepay the notes. The initial conversion price for the notes is $3.72. Prepayments on the notes are subject to a tiered prepayment schedule that increases as the number of days between the closing date and the prepayment date increases, being 105%, 110%, and 115% of principal from days 1-60, 61-120, and after 120 days, respectively. Interest accrues on the notes at the rate of 8% per annum, and is payable on each conversion date and at maturity. Interest may be paid in the form of cash or registered stock, at the Company's option. The lenders have the right to put back to the Company up to 25% of the unconverted amount of the notes during any 30-day period after July 31, 2000. Upon the lenders' exercise of such right, the Company has the option of prepaying the portion of the notes sought to be converted, such prepayment to be in accordance with the tiered prepayment schedule set forth above. If the Company does not make such a prepayment within 10 days after its receipt of a "put" notice, the conversion rate of the notes and any accrued interest changes to the lesser of (a) the initial conversion price, and (b) 88% of the average of the 5 lowest closing prices of the Company's common shares during the 30 trading days prior to the date of conversion.

7. CONVERTIBLE NOTES (cont'd.)

In the event the notes are not prepaid or converted prior to March 21, 2002, they will automatically convert on maturity to common shares at the lesser of
(a) the initial conversion price, and (b) 88% of the average of the 5 lowest closing prices of the Company's common shares during the 30 trading days prior to the date of maturity.

The warrants permit the holders to acquire up to 181,818 common shares at an exercise price of $3.30 at any time up to March 31, 2005. The warrants may be called by the Company, at a purchase price of $.01 per underlying share, if the stock price of the Company's common shares exceeds $6.51 for any 20 consecutive trading days after the effective date of the registration statement, provided that the holders have the right to exercise the warrants within 30 days after their receipt of such a call.

The exercise price of the warrants is adjusted upon the occurrence of certain events, including the issuance of equity or convertible instruments exchangeable into common shares at a price below the market value of the common shares at the time of issuance and the exercise price of the warrants. In certain circumstances, the holders of the warrants could elect on exercise to satisfy their obligation to pay the cash exercise price to the Company by accepting a lesser number of common shares.

The gross proceeds of $3 million have been allocated to the convertible notes and warrants based on the relative fair value of each security at the time of issuance. Accordingly, $2.7 million was allocated to the notes and $300,000 was allocated to the 181,818 lender warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The convertible notes include a 15% put premium after July 31, 2000. The total premium of $450,000 and the $300,000 discount for the warrants has been accrued and recorded as interest expense over the original eight month term to earliest conversion.

The terms of the convertible notes provide the holders with an `in-the-money' variable conversion rate. A beneficial conversion feature on the convertible notes was calculated at issuance based on the difference between the effective conversion price of the allocated proceeds and the market price of the common stock. The original amount of the beneficial conversion feature was $281,588 at inception, however, because of the variability of the conversion ratio, it is remeasured each reporting period until conversion, extinguishment or maturity. As at year end, the accumulated beneficial conversion feature on the outstanding principal and accrued interest amounted to $2,751,061. This amount is recorded as interest expense.

7. CONVERTIBLE NOTES (cont'd.)

The Company paid $130,000 in cash for financing costs and issued additional warrants to the placement agent to acquire up to 90,909 common shares on the same terms as the warrants issued to the lenders. The financing costs were allocated to the notes and lender warrants in the same relative fair value manner. The fair value of the placement agent warrants amounted to $187,273 and was estimated using the same Black-Scholes pricing assumptions as the lender warrants.

On August 10 and 17, 2000 respectively, the two note holders exercised their rights to put 25% of the notes, or $750,000 back to the Company. The Company extinguished the $750,000 principal, the $112,500 put premium and the $22,290 in accrued interest for cash of $884,790. The cash redemption resulted in a $1,048,373 extraordinary gain, which included the repurchase of the beneficial conversion feature at the date of extinguishment in the amount of $1,089,166 net of $40,793 in deferred financing costs.

On September 25, 2000, one of the note holders exercised their right to put an additional 25% of their portion, or $250,000. On October 5, 2000, the Company notified the lender of its intention not to pay the put notice. Under the agreement, the note holder had the right to convert the $250,000 plus accumulated interest into shares of the Company. On November 14, 2000, the note holder converted $50,000 plus accumulated interest into 67,741 common shares.

As at December 31, 2000, the $2,662,000 in convertible notes reported as a current liability consists of the remaining $2,200,000 of principal outstanding, the accrued 15% prepayment premium of $330,000, and accrued interest of $132,000. The total interest expense of $3,900,114 recorded in the year is substantially all non-cash with the exception of the $130,000 cash financing costs and the $22,290 cash interest paid on the August 10 and 17, 2000 redemptions.

7. CONVERTIBLE NOTES (cont'd.)

The following table summarizes the activity under the agreement:

                                          Convertible
                                           Notes and                                             Extra-
                                            Accrued                              Interest       ordinary
                                            Interest           Warrants           Expense        (Gain)
----------------------------------------------------------------------------------------------------------
Proceeds on issuance of convertible
   notes and warrants                      2,700,000            300,000                  --            --
Agent warrants                                    --            187,273                  --            --
Allocation of finance costs, including
   agent warrants                                 --            (31,727)            244,763        40,793
Accretion of put premium                     450,000                 --             450,000            --
Accretion of discount attributable to
   the warrants                              300,000                 --             300,000            --
Beneficial conversion feature                     --                 --           2,751,061            --
Accrued interest at 8%                       154,290                 --             154,290            --
Partial redemption of convertible notes
   and payment of accrued interest          (884,790)                --                  --            --
Repurchase of beneficial conversion
   feature on partial redemption                  --                 --                  --    (1,089,166)
Partial conversion of convertible notes      (57,500)                --                  --            --
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               2,662,000            455,546           3,900,114    (1,048,373)
==========================================================================================================

On January 12, 2001, the Company received an additional put notice for $500,000. On February 6, 2001, one of the note holders converted $25,000 plus accrued interest into 67,508 common shares. As of the date of the audit report, the Company has outstanding put notices for $675,000 of the outstanding principal for which the Company has chosen not to settle for cash.


8. SHARE CAPITAL

[a]  Authorized

The Company is authorized to issue up to 50,000,000 shares of common stock, no par value, and up to 5,000,000 shares of preferred stock non-voting, no par value. No preferred stock are issued and outstanding in the periods presented.

8. SHARE CAPITAL (cont'd.)

[b]  Common stock

During 1998, SRG effected a split of its common stock on the basis of 18,300 common shares for each common share outstanding which is reflected in these financial statements for all periods presented.

During January and February of 1999, SRG completed a private placement to certain institutions and individuals for the issuance of 240,000 common shares at $1.68 per share for net cash proceeds of $402,451.

By a share exchange agreement dated March 11, 1999, the Company entered into a series of transactions whereby the 3,900,000 issued and outstanding shares of SRG were exchanged for 3,900,000 shares of 579818 B.C. Ltd. a Canadian subsidiary of Stockgroup.com. The exchangeable shares are convertible into shares of Stockgroup.com through a trustee, Stocktrans Inc. The Company also issued to the trustee, 3,900,000 common shares, to hold in trust for the SRG shareholders pursuant to a voting and exchange agreement giving the SRG shareholders effective control over Stockgroup.com. The holders of the exchangeable shares may convert their exchangeable shares to an equal number of common shares of the Company. The common shares are held by the trustee pending conversion of the exchangeable shares to common shares, whereupon common shares will be released by the trustee to the SRG shareholders and the exchangeable shares will be delivered to the Company. The holders of the exchangeable shares have the right to vote their interests in the Company through the trustee as holder of the common shares. The holders of the exchangeable shares are entitled to essentially the same voting, dividend and other rights as the Company's common stockholders.

On March 15, 1999, the Company issued 75,000 shares in exchange for consulting services provided in respect of the reverse acquisition. The transaction was recorded at a fair value of $450,000 based on the closing price of the stock on the day of the agreement.

During the second quarter of 1999, the Company completed a private placement to certain institutions and individuals for the issuance of 900,000 common shares at $6.00 per share for net cash proceeds of $5,232,263.

On September 17, 1999 the Company completed a private placement with a media company for the issuance of 200,000 common shares in exchange for advertising services. The transaction was recorded at a fair value of $676,000 based on the closing price of the stock on the day of the agreement.

8. SHARE CAPITAL (cont'd.)

On August 17, 2000, the Company completed a private placement to an investor for the issuance of 116,935 common shares at $3.72 per share for net cash proceeds of $435,000.

On August 24, 2000, the Company issued 100,000 common shares and 100,000 warrants in exchange for consulting services. The warrants allow for purchase of the Company's common stock at $4.00 per share. The warrants expire the earlier of one year from the effective date of a Registration Statement registering the underlying shares or two years from the date of issuance. As of December 31, 2000 the warrants had not been registered. The transaction was recorded at a fair value of $162,500 for the common shares based on the closing stock price on the date of the agreement and $81,000 for the warrants which was estimated using the Black-Scholes option pricing model.

[c]  Stock options

1999 Incentive Stock Option Plan

The Company's 1999 Incentive Stock Option Plan ("1999 Plan") became effective March 11, 1999 and entitles directors, employees and consultants to purchase common shares of the Company.

Under the 1999 Plan, a total of 2,000,000 common shares have been authorized for issuance. Options issued generally begin vesting one year after grant, at which time vesting occurs in equal instalments of one-fifth of the grant total per year for a period of five years. Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The Board has the authority to vary the vesting provisions of grants at its discretion.

2000 Incentive Stock Option Plan

The Company's 2000 Incentive Stock Option Plan ("2000 Plan") became effective on November 10, 2000, entitles directors, employees and consultants, to purchase common shares of the Company and is intended to serve in addition to the 1999 Plan.

Under the 2000 Plan, a total of 500,000 common shares have been authorized for issuance. Options issued generally begin vesting one year after the grant, at which time vesting occurs in equal instalments of one-fifth of the grant total per year for a period of five years. Options immediately become exercisable once vested. Any options that do not vest as a result of a grantee leaving the Company are canceled and the common shares underlying them are returned to the reserve. The Board has the authority to vary the vesting provisions of grants at its discretion.

8. SHARE CAPITAL (cont'd.)

Activity under the 1999 and 2000 Plans is set forth below:

                                                                                            Options Outstanding
                                                              -------------------------------------------------
                                             Shares                                               Weighted
                                          available for        Number of         Price per         average
                                              grant             shares             share       exercise price
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 and 1997             --                 --                  --            --
Shares authorized                          2,000,000                 --                  --            --
Options granted                           (1,827,800)         1,827,800         0.01 - 5.62         $1.85
Options forfeited                             44,500            (44,500)        2.50 - 5.62         $3.92
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 216,700          1,783,300         0.01 - 4.44         $1.80
Shares authorized                            500,000                 --                  --            --
Options granted                             (586,500)           586,500         0.59 - 4.36         $1.79
Options forfeited                            383,800           (383,800)        0.94 - 4.34         $2.28
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 514,000          1,986,000         0.01 - 4.44         $1.70
===============================================================================================================

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2000 are as follows:

                                    Options Outstanding                   Options Exercisable
                          -----------------------------------------     --------------------------
                                         Weighted
                                          average         Weighted                       Weighted
                          Number of      remaining         average                        average
Range of                   shares       contractual       exercise        Shares         exercise
exercise prices          outstanding   life (years)         price       exercisable        price
--------------------------------------------------------------------------------------------------
$0.01 - 0.99              708,000           3.64            $0.80        213,280           $0.94
$1.01 - 1.99              453,500           4.85            $1.43         40,700           $1.57
$2.01 - 2.99              742,000           4.25            $2.50        179,600           $2.52
$3.01 - 4.99               50,000           4.68            $3.34          9,500           $3.34
$4.01 - 5.99               32,500           4.70            $4.20          4,800           $4.15
--------------------------------------------------------------------------------------------------
                        1,986,000           4.19            $1.70        447,880           $1.72
==================================================================================================

For the year ended December 31, 2000 the Company recorded $143,025 [1999 - $261,277; 1998 - $nil] in stock based compensation expense. Of this total, $128,925 [1999 - $257,077; 1998 - $nil] is a result of options granted to an employee in 1999 with an exercise price less than the market price of the common stock on the date of grant. The remaining $14,100 [1999 - $4,200; 1998 - $nil] is a result of options granted to consultants in exchange for services which have been measured at fair value on the commitment date.

8. SHARE CAPITAL (cont'd.)

As at December 31, 2000, the Company has $177,535 [1999 - $306,460; 1998 - $nil]
in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.

A total of 53,800 of the outstanding options are performance based with an exercise price of $0.94 which vest in 2001 if the Company achieves predetermined annual revenues. These options are classified as variable, whereby, compensation expense is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount the employee must pay to acquire the stock. With variable options, the measurement date is established when it appears probable that the Company will meet the performance targets. Because of the uncertainty of achieving the annual revenue targets, no compensation expense has been recorded.

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and net income (loss) per share is required by FASB Statement No. 123 ("SFAS 123") for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under SFAS 123.

The fair value of the Company's stock-based awards granted to employees in 2000 and 1999 was estimated using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 4.19 years [1999 - 4.55 years], a risk free interest rate of 5.41% [1999
- 5.06%] and an expected volatility of 205% [1999 - 151%]. The weighted average fair value of options granted during 2000 was $1.72 [1999 - $1.70]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

                                         2000          1999           1998
                                          $             $              $
----------------------------------------------------------------------------

Net loss                             (8,333,443)   (4,242,533)     (149,289)
Compensation expense                   (778,095)     (848,797)         --
----------------------------------------------------------------------------
Pro forma net loss                   (9,111,538)   (5,091,330)     (149,289)
============================================================================

Basic and diluted loss per share
As reported                               (1.01)        (0.60)        (0.04)
Pro forma                                 (1.10)        (0.72)        (0.04)
============================================================================

8. SHARE CAPITAL (cont'd.)

[d]  Warrants

As at December 31, 2000, common stock issuable pursuant to warrants outstanding is as follows:

                                                     Common
                        Warrants     Warrants        shares        Exercise
                         issued      exercised      issuable         price          Expiry
                            #            #              $              $             date
--------------------------------------------------------------------------------------------------
Series 1 warrants       272,727         --           272,727         3.30       March 31, 2005
Series 2 warrants       100,000         --           100,000         4.00       August 24, 2002,
                                                                                or August 24, 2001
                                                                                if registered
--------------------------------------------------------------------------------------------------
                        372,727                      372,727
==================================================================================================

[e]  Earnings (loss) per share

The following table sets forth the computation of earnings (loss) per share:

                                                       2000              1999               1998
                                                        $                  $                  $
--------------------------------------------------------------------------------------------------
Numerator:
Loss before extraordinary items                   (9,381,816)       (4,242,533)          (149,289)
Net loss                                          (8,333,443)       (4,242,533)          (149,289)

Denominator:
Weighted average number of common shares
   used in computation                             8,284,867         7,055,151          3,660,000

Basic and diluted loss per share before
   extraordinary items                                (1.13)            (0.60)              (0.04)
Basic and diluted loss per share                      (1.01)            (0.60)              (0.04)
==================================================================================================

For the years ended December 31, 2000, 1999 and 1998, all of the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

9. SEGMENTED INFORMATION

The Company operates in one industry segment and derives its revenue from the following services:

                                                       2000              1999               1998
                                                        $                  $                  $
-------------------------------------------------------------------------------------------------
B2B corporate services                             2,550,373         1,920,052            857,591
ASP financial tools and services                      87,728                --                 --
Enterprise financial website development           1,399,507                --                 --
-------------------------------------------------------------------------------------------------
                                                   4,037,608         1,920,052            857,591
=================================================================================================

Revenue from external customers, by country of origin, is as follows:

                                                       2000              1999               1998
                                                        $                  $                  $
-------------------------------------------------------------------------------------------------
Canada                                             3,556,753         1,811,580            857,591
United States                                        480,855           108,472                 --
-------------------------------------------------------------------------------------------------
                                                   4,037,608         1,920,052            857,591
=================================================================================================

During 2000, the Company had three customers whose revenue represented 17%, 12% and 11% of total revenue, respectively. During 1999, the Company had one customer whose revenue represented 35% of total revenue. No other customers represented greater than 10% of the revenue in any other year.

Substantially all of the Company's property and equipment are located in Canada.


10. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 40%. The Company's Canadian subsidiary is subject to Canadian federal and provincial combined tax rates of approximately 45%. For 1998 and prior years, the Canadian subsidiary qualified as a Canadian Controlled Private Corporation and was subject to a lower tax rate of 22%. The Canadian subsidiary is no longer eligible for this low tax rate.

10. INCOME TAXES (cont'd.)

The reconciliation of the provision (recovery) for income taxes before the extraordinary gain, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                       2000              1999               1998
                                                        $                  $                  $
--------------------------------------------------------------------------------------------------
Tax expense (recovery) at U.S. statutory rates    (3,753,000)       (1,698,000)           (74,000)
Lower (higher) effective income taxes of
   Canadian subsidiary                              (467,000)         (170,000)            33,000
Change in valuation allowance                      2,348,000         1,744,000                 --
Non-deductible expenses                            1,872,000           124,000              6,198
--------------------------------------------------------------------------------------------------
Income tax provision (recovery)                           --                --            (34,802)
==================================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                                         2000               1999
                                                                           $                  $
--------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                     3,987,000          1,744,000
Property and equipment                                                 105,000                 --
--------------------------------------------------------------------------------------------------
Total deferred tax assets                                            4,092,000          1,744,000
Valuation allowance                                                 (4,092,000)        (1,744,000)
--------------------------------------------------------------------------------------------------
Net deferred tax assets                                                     --                 --
==================================================================================================

10. INCOME TAXES (cont'd.)

The net operating loss carryforwards expire as follows:
                                                                 $
--------------------------------------------------------------------

Canada
2006                                                       2,833,000
2007                                                       3,885,000
--------------------------------------------------------------------
                                                           6,718,000
U.S.
2019                                                       1,173,000
2020                                                       1,133,000
--------------------------------------------------------------------
                                                           2,306,000
--------------------------------------------------------------------

Total                                                      9,024,000
====================================================================


11. COMMITMENTS AND CONTINGENCIES

[a] The Company has operating lease commitments with respect to office premises with minimum annual payments as follows:
                                                                  $
--------------------------------------------------------------------

    2001                                                     348,000
    2002                                                     285,000
    2003                                                     261,000
    2004                                                     261,000
    2005 and thereafter                                      409,000
--------------------------------------------------------------------
                                                           1,564,000
====================================================================

Rental expense included in general and administrative expenses for the years ended December 31, 2000, 1999 and 1998 was $371,000, $204,000 and $72,000
respectively.

11. COMMITMENTS AND CONTINGENCIES (cont'd.)

[b] The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September, 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain lead generation services. The Company delivered the requested services throughout October and November, 2000, however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,000 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. No court date has been set at this time. Although management currently believes the outcome of the litigation will be in the Company's favour, the results of litigation are inherently uncertain, and an adverse outcome is possible. The Company has provided a full allowance for the amount to be collected and any settlement or final award will be reflected in income as the litigation is resolved.

12. SUBSEQUENT EVENTS

On January 19, 2001, the Company entered into a Securities Purchase Agreement with unaffiliated investors to issue $0.5 million of unsecured 3% convertible debentures ("debentures"), and 4-year warrants ("warrants").

The debentures mature on December 31, 2003 and are convertible into common shares upon the earlier to occur of March 25, 2001, or the effective date of the registration of the shares issuable upon conversion of the debentures and exercise of the warrants. The maximum and minimum conversion prices for the debentures are $1.00 and $0.50 respectively. The actual conversion price of the debentures will be determined upon receipt of a conversion notice and will be the lesser of (a) the maximum conversion price, or (b) 80% of the 2 lowest closing prices of the Company's common shares during the 10 trading days prior to the date of conversion, but in no case less than the minimum conversion price. Interest accrues on the debentures at the rate of 3% per annum, and is payable on each conversion date, at the end of each calendar quarter and at maturity. Interest may be paid in the form of cash or shares at the Company's option.

The warrants were issued on a pro-rata basis, with each note holder receiving one Series A warrant for each dollar of debentures purchased and three Series B warrants for each five dollars of debentures purchased. The exercise price of the warrants is $1.00 per share for the Series A warrants and $2.00 per share for the Series B warrants. The warrants permit the holders to acquire up to an aggregate of 800,000 common shares at any time up to January 31, 2005.

12. SUBSEQUENT EVENTS (cont'd.)

The maximum and minimum conversion prices of the debentures and the exercise price of the warrants are subject to adjustment upon the happening of certain events, such as the payment of a stock dividend, a stock split, a corporate merger or spin-off, or the issuance of securities at a price below the conversion price.

The Company has agreed to file a registration statement covering the common shares issuable on exercise of the warrants, the common shares underlying the convertible debentures, and the common shares issuable, if any, in payment of interest on the debentures. There was no placement agent in the transaction.

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

The following table sets forth, as of December 31, 2000, the name, age and position of the Company's directors, executive officers and other significant employees.

Name                      Age   Position with the Company
----                      ---   -------------------------
Marcus A. New............ 30    Chairman of the Board; Chief Executive Officer
David Caddey............. 51    Director
Louis deBoer II.......... 49    Director
Leslie Landes............ 56    Director, President and Chief Operating Officer
Craig Faulkner........... 30    Director, Chief Technology Officer
Lindsay Moyle, CGA....... 36    Chief Financial Officer, Secretary & Treasurer

The backgrounds of the Company's Directors, Officers and significant employees are as follows:

Marcus New, Founder, Chairman of the Board and CEO

Marcus New is the founder, and has been Chairman and Chief Executive Officer since May 1995, of Stockgroup. Mr. New formed the vision for Stockgroup in 1995 and developed the company from an idea to the goal of becoming a leader in e-business solutions for financial services companies and the dominant single source for small cap information on the Internet. Over the last five years he has grown the company by re-investing internally generated capital and has successfully built a substantial corporate client roster based on development of his ideas for Internet marketing. Similar to other successful Internet pioneers, Mr. New created Stockgroup based on identification of the ways in which the Internet could be used to provide services that were not otherwise available. Mr. New is also a director of several other private and public companies.

David N. Caddey, B.Sc., M.Sc., Director

David Caddey has been a Director of Stockgroup since May 1995 and has over 26 years experience in the business and program management field. Since July 1998 he has served as an Executive Vice President of MacDonald Dettwiler and Associates Ltd., a space technology and satellite services company that designs, manufactures, operates and markets a broad range of space products and services. During this period he has also served as the General Manager of that company's Space Missions Group where he is responsible for managing the construction of the Radarsat-2 spacecraft and associated ground infrastructure program, valued at over $350 million, as well as the construction of the Space Station Mobile Servicing System. From July 1994 to June 1998, Mr. Caddey worked as a Vice President and General Manager of the Space and Defense Systems Business Area of MacDonald Dettwiler and Associates Ltd.. In this capacity he was responsible for marketing and sales, project management, technical management and post delivery support. From 1990 to 1994 he served as Vice President and General Manager of Geo-information Systems of MacDonald Dettwiler and Associates Ltd., where he managed the development of Radarsat I Ground Segment Program.

Louis deBoer II, Director

Louis de Boer has served as a director of Stockgroup since October 1999. Since May 1998, he has served as President of MediaFutures, Inc., which provides consulting services to clients in the Internet and cable broadcasting industries, including such companies as Hearst New Media, Cox Enterprises, Rainbow Programming as well as several emerging growth companies. From June 1996 to April 1998, he was Chief Executive Officer at New Century Network, an online company formed by a consortium of the nine leading US newspaper organizations, including, Advance Communications, Cox Communications, The Chicago

Tribune, Hearst, Gannett, Knight-Ridder, Inc., The New York Times, The Washington Post and Times-Mirror. At New Century Networks, Mr. de Boer managed the team of experts that aggregated content and marketed and sold space to over 150 newspaper Web sites. From 1977 to December 1994, Mr. de Boer was employed at HBO culminating in the positions of Executive Vice President of HBO Inc. and President of its International division, where he played an instrumental role in helping negotiate and broker deals that significantly increased that company's presence in its international markets. Mr. de Boer is also a director of Click TV, an online television listings service, and Nextplay, both of which are public companies.

Leslie A. Landes, Director, President and Chief Operating Officer

Leslie Landes has served as Stockgroup's President and Chief Operating Officer since August 1998 and has been an advisor to Stockgroup since its inception. Since January 1992, Mr. Landes has served as the President and as a director of Landes Enterprises Limited, which he founded, and which is an interim turnaround management consulting company that advised and counseled clients in several industries, including telecommunications and technology on issues ranging from mergers and acquisitions to international marketing campaigns. Prior to forming Landes Enterprises in 1992 Mr. Landes spent 13 years with the Jim Pattison Group, Canada's third largest privately held company with sales in excess of CDN$3 Billion, with over 13,000 employees. He served as President of The Jim Pattison Sign Group, Outdoor Group, and Communications Group, which included radio and television stations and paid subscription print publications. Ultimately he was appointed President of Jim Pattison Industries Ltd. and Senior Vice President of the parent Jim Pattison Group, responsible for the Group's acquisitions and divestitures, and with involvement in the management of the Group's 50 diversified companies. He successfully initiated and completed the acquisitions of other companies in a number of diverse industries in which the Group was active. Under his direction the Sign Group was built into the largest electric sign company in the world. Mr. Landes is also a director of TIR Systems Ltd., a lighting technology company, which is a public company.

Craig Faulkner, Director, Chief Technology Officer

Craig Faulkner has served as Stockgroup's Chief Technical Officer and as a member of Stockgroup's board of directors since January 1995. Early in his career with Stockgroup, Mr. Faulkner led Stockgroup to co-develop one of the first portfolio tracking tools, LivequoteSRG. Mr. Faulkner manages the programming and information management team at Stockgroup, initiates solutions with data and hardware vendors, while maintaining a senior management role and board membership. Under Mr. Faulkner's direction, Stockgroup has implemented a sophisticated blend of both Sun Solaris and Microsoft NT solutions. Stockgroup's main site is hosted on IBM Netfinity servers, while client sites are hosted on Sun Enterprise machines.

Lindsay Moyle, CGA, Chief Financial Officer, Secretary and Treasurer

Lindsay Moyle has served as the Chief Financial Officer of Stockgroup since May 2000. From July, 1995 to April, 1999 he was the Chief Financial Officer of NTS Computer Systems, a publicly traded specialty computer manufacturer, where he helped the company grow from annual revenues of CDN$1 Million to CDN$35 Million.


Item 10. Executive Compensation

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer and the President for all services rendered to the Company in all capacities during each of the years ended December 31, 1998, 1999 and 2000. None of the other executive offices received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table
--------------------------------------------------------------------------------
                                                      Securities     All Other
Name and Principal Position    Year      Salary       Underlying    Compensation
                                           $          Options (#)        $
--------------------------------------------------------------------------------
Marcus New                     1998     $  40,192            0          $ 0
Chief Executive Officer,       1999     $ 111,073      325,000          $ 0
Chairman and Director          2000     $ 147,460            0          $ 0
--------------------------------------------------------------------------------
Leslie Landes                  1998     $  38,781            0          $ 0
President &                    1999     $ 122,654      745,800          $ 0
Chief Operating Officer        2000     $ 145,668            0          $ 0
================================================================================

No Bonuses were paid to named executive officers in any of the above years. No Restricted Stock Awards, SAR's, or LTIP's were awarded to named executive officers in any of the above years.

No stock options were granted to any of the named executive officers during 2000 for services rendered to Stockgroup.

The following table summarizes the option holdings of the named executive officers as at December 31, 2000:

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
------------------------------------------------------------------------------------------
                                              Number of Shares        Value of Unexercised
                                              underlying              In-the-Money
                                              Unexercised Options     Options at
                                              At December 31, 2000    December 31, 2000
------------------------------------------------------------------------------------------
Name               Shares
                   acquired      Value        Exer-     Unexer-       Exer-    Unexer-
                   on Exercise   Realized     cisable   cisable       cisable  cisable
------------------------------------------------------------------------------------------
Marcus New         0              0            65,000   260,000       $ 0      $      0
Leslie Landes      0              0                 0   105,000       $ 0      $ 64,575
Leslie Landes      0              0           213,280   373,720       $ 0      $      0
==========================================================================================

Directors' Compensation

Stockgroup compensates its outside Directors by issuing each one options to acquire shares of common stock which fully vest after one year of service on the board of directors. Mr. David Caddey was granted 20,000 such options on March 11, 1999 that have an exercise price of $2.50 per share and became fully vested and exercisable on March 11, 2000. Mr. Louis deBoer II was granted 20,000 such options on October 7, 1999 which have a exercise price of $2.75 per share and became fully vested and exercisable on October 7, 2000. Mr. David Caddey and Mr. Louis deBoer II were granted 50,000 additional options each on November 8, 2000 that have an exercise price of $1.00 per share and become fully vested and exercisable on November 8, 2001.

Employment and Severance Agreement

Stockgroup has an employment agreement with the President Leslie Landes. This agreement was signed on August 4, 1998 and has a term of 5 years. Under the agreement Mr. Landes is scheduled to receive compensation of $150,000 per annum. The agreement may be terminated by Stockgroup or Mr. Landes on 30 days notice, and if termination is initiated by Stockgroup, Mr. Landes is to receive a severance payment equal to 12 months compensation.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2000 the beneficial ownership of common stock of each person known to the Company who owns more than 5% of issued and outstanding common stock.

--------------------------------------------------------------------------------
Name and address* of                     Amount and Nature            Percent of
Beneficial Owner                         of Beneficial Ownership      Class
--------------------------------------------------------------------------------
Marcus New                               2,803,500                    33.11%
Yvonne New                               2,666,500                    31.49%
518464 B.C. Ltd.                         2,245,000                    26.51%
Craig Faulkner                             834,000                     9.84%
569358 B.C. Ltd.                           665,000                     7.85%
================================================================================

*Unless otherwise referenced, the address for each of the above mentioned parties is c/o Stockgroup.com Holdings, Inc. Suite 500 - 750 West Pender Street, Vancouver, B.C. Canada V6C 2T7.

On March 11, 1999, Stockgroup entered into a Share Exchange and Share Purchase Agreement with 579818 B.C. Limited, a British Columbia wholly-owned subsidiary; Stock Research Group, Inc., a British Columbia corporation; and all of the shareholders of Stock Research Group. Under that Agreement the Company acquired all of the issued and outstanding shares of Stock Research Group, in consideration of which 579818 B.C. Limited issued to the Stock Research Group shareholders 3,900,000 Class A Exchangeable Shares. Stockgroup also issued to Stock Trans, Inc., its transfer agent, 3,900,000 shares of common stock, to hold as trustee for the benefit of the Stock Research Group shareholders. The exchangeable shares may be converted, at the option of the holder, into an equal number of shares of common stock held by the trustee. Pending any such conversion, each holder of the exchangeable shares may direct the trustee to vote an equivalent number of shares of common stock. The trustee has no discretion as to voting or disposition of common stock.

As a result of these transactions, each of the former Stock Research Group shareholders has the right to vote, or to direct the trustee to vote on their behalf, a number of shares of common stock equal to the number of exchangeable shares held of record by them. In the aggregate, shares of common stock issued to the trustee represent approximately46.06% of issued and outstanding shares of common stock.

The trust created by these transactions will continue until the earliest to occur of the following events:

|_| no outstanding exchangeable shares are held by any former Stock Research Group shareholder;
|_| each of 579818 B.C. Limited and Stockgroup acts in writing to terminate the trust and such termination is approved by the holders of the exchangeable shares; and
|_|  December 31, 2098.

Of the amount shown for Marcus New, 50.15% (or 1,372,500 shares) of the exchangeable shares are owned by Yvonne New, Mr. New's wife.

Mr. Marcus New owns directly 171,500 Exchangeable shares and his wife, Yvonne New, owns directly 250,000 exchangeable shares. They both indirectly, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and his wife Yvonne New as to 50%, 2,245,000 exchangeable shares. Accordingly, Marcus and Yvonne New beneficially own 2,666,500 exchangeable shares of common stock, which represent approximately 31.49% of issued and outstanding common stock.

In addition to this amount, 70,000 shares are held in trust for the benefit of Mr. New. This trust is a non-voting trust. Mr. New also owns 2,000 shares of common stock which were purchased in the open market. Mr. New was also granted options to purchase 325,000 shares of common stock at an exercise price of $2.50 per share. The initial vesting of 65,000 options took place on March 11, 2000. In combination with Mr. New's 2,666,500 exchangeable shares, 2,000 shares of common stock, and 70,000 shares of common stock held in trust, these 65,000 optioned shares, which are exercisable, create a beneficial ownership position in the company of 2,803,500 shares representing approximately 33.11% of issued and outstanding common stock.

Of the amount shown for Craig Faulkner, Mr. Faulkner owns directly 169,000 exchangeable shares and indirectly, through 569358 B.C. Ltd., a British Columbia company owned by Mr. Faulkner, 665,000 exchangeable shares. Mr. Faulkner has also been granted options to acquire 195,000 shares of common stock at an exercise price of $2.50 per share. Mr. Faulkner was granted these options on March 11, 1999. The options have a five-year term and vest 20% per year. The initial vesting of 39,000 options took place on March 11, 2000. In combination with his direct and indirect holdings of 834,000 exchangeable shares, Mr. Faulkner beneficially owns 873,000 shares representing approximately 10.30% of issued and outstanding common stock.

Security Ownership of Management

The tables below and the paragraphs that follow present certain information concerning directors, executive officers and significant employees. Mr. David Caddey is Mr. Marcus New's wife's uncle. Other than this relationship, none of the Company's directors, executive officers or significant employees has any family relationship with any other director, executive officer or significant employee.

----------------------------------------------------------------------------------------------
Name               Age    Position with Company          Executive     Shares          Percent
                                                         Officer /     Beneficially      of
                                                         Director      Owned            Class
                                                         Since         Dec 31 2000
----------------------------------------------------------------------------------------------
Directors:
Marcus A. New      30     Chairman of the Board,
                          Chief Executive Officer,
                          Director                       05/04/95      2,803,500       33.11%
Craig D. Faulkner  30     Chief Technology Officer,
                          Director                       05/04/95        834,000        9.84%
Leslie Landes      56     President,
                          Chief Operating Officer,
                          Director                       08/04/98        213,280        2.51%
David Caddey       51     Director                       05/04/95         80,000        0.94%
Louis deBoer II    47     Director                       10/07/99         20,000        0.23%
----------------------------------------------------------------------------------------------
All Directors, Executive Officers and
Significant employees as a group                                       3,950,780       46.65%
----------------------------------------------------------------------------------------------

Of the amount shown for Mr. Caddy, 50% (or 30,000 shares) are owned by Ms. Donna Caddey, Mr. Caddey's wife.

Mr. David Caddey and his wife, Donna Caddey, each own directly 20,000 exchangeable shares. In addition, 20,000 shares of common stock are owned jointly by David and Donna Caddey. Accordingly, Mr. and Ms. Caddey beneficially owns 60,000 shares of common stock which represents approximately 0.71% of issued and outstanding common stock. Mr. Caddey has been granted options to purchase 20,000 shares of common stock at an exercise price of $2.50 per share. Mr. Caddey was granted these options on March 11, 1999. The options have a six-year term and full vesting of the 20,000 options took place on March 11, 2000 and the beneficial ownership calculation here includes 20,000 shares of common stock underlying these options. On November 8, 2000, Mr. Caddey was granted further options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with a five-year term and full vesting on November 8, 2001. In combination with his direct and indirect holdings of 40,000 exchangeable shares and direct and indirect holdings of 20,000 shares of common stock, Mr. Caddey beneficially owns 80,000 shares representing approximately 0.94% of issued and outstanding common stock.

Mr. Leslie Landes has been granted options to purchase 692,000 shares of common stock at a price of $0.01 per share as to 105,000 shares and $0.94 per shares as to the balance. Mr. Landes was granted these options on March 11, 1999. The options may be exercised, to the extent vested, only after August 1, 2000. As at August 1, 1999, 106,640 of the options had vested. As at August 1, 2000, a further 106,640 of the options had vested. In addition, 53,800 of Mr. Landes' options to purchase shares at a price of $0.94 will vest and be exercisable only if Stockgroup attains sales performance levels of $28,500,000 in the fiscal year ending December 31, 2001. As at December 31, 2000, Mr. Landes' options provide him with beneficial ownership of 213,280 of issued and outstanding common stock.

Mr. Louis deBoer II, has been granted options to purchase 20,000 shares of common stock at an exercise price of $2.75 per share. Mr. deBoer was granted these options on October 7, 1999. The options have a six-year term and full vesting of the 20,000 options occurred on October 7, 2000. On November 8, 2000, Mr. deBoer was granted further options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with a five year term and full vesting on November 8, 2001. As at December 31, 2000, Mr. deBoer's options provide him with beneficial ownership of 20,000 shares of common stock, representing 0.24% of issued and outstanding common stock.

Mr. Moyle was granted options to acquire 25,000 shares at an exercise price of $1.56. These options were granted to Mr. Moyle on August 23, 2000, have a six-year term and vest as to 20% per year starting August 23, 2001. As at December 31, 2000, Mr. Moyle's vested options are nil.


Item 12. Certain Relationships and Related Transactions

During the last two years, there have been no transactions or proposed transactions to which the Company was or is to be a party, in which any persons as set out by item 404 of Regulation S-B had or is to have a direct or indirect material interest.


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

    4.1 1999 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed November 16, 1999

    4.2 Convertible Notes and Warrants Agreement dated March 31, 2000 - incorporated by reference to Form SB 2 and SB-2/A filed May 26, 2000 and August 1, 2000 respectively

    4.3 Securities Purchase Agreement dated January 19, 2001 - incorporated by reference to Form 8K filed January 30, 2001

    9.1 Exchange and Voting Agreement incorporated by reference to Form 8K filed March 19, 1999

    13.1 Forms 10QSB for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 - incorporated by reference to filings made on May 13, 1999, July 12, 1999, and November 12, 1999 respectively

    13.2 Forms 10KSB and 10KSB/A for the year ended December 31, 1999 - incorporated by reference to filings made on March 30, 2000 and May 1, 2000 respectively.

    13.3 Forms 10QSB for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 - incorporated by reference to filings made on May 5, 2000, August 14, 2000, and November 14, 2000 respectively

    16.1 Letter regarding change in certifying accountant - incorporated by reference to Form 8K filed July 9, 1999

    18.1 Letter regarding change in accounting method - filed herewith below as Item 18.1

    22.1 Published report regarding matters submitted to vote - incorporated by reference to Form DEF 14A filed September 10, 1999

    22.2 Published report regarding matters submitted to vote - incorporated by reference to Form DEF 14A filed October 16, 2000

    23.1         Consent of experts or counsel - filed herewith below as Item
                 23.1

    27.1         Financial data schedule - filed herewith below


No reports on Form 8-K have been filed within the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Stockgroup.com Holdings, Inc.
       (Registrant)

Dated:  March 19, 2001
By:

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

/s/  David Caddey
------------------------------------------------
David Caddey, Director

/s/  Louis deBoer II
------------------------------------------------
Louis deBoer II, Director

/s/ Leslie Landes
------------------------------------------------
Leslie Landes, Director, President
& Chief Operating Officer

/s/ Craig Faulkner
------------------------------------------------
Craig Faulkner, Director, Chief Technology Officer

/s/ Lindsay Moyle, CGA
------------------------------------------------
Lindsay Moyle, CGA, Chief Financial Officer,
Secretary and Treasurer

Exhibit 18.1



March 16, 2001

Lindsay Moyle
Chief Financial Officer
Stockgroup.com Holdings, Inc.
500-750 West Pender Street
Vancouver, B.C.
V6C 2T7


Dear Sir:

Note 2 of the Notes to the Consolidated Financial Statements of Stockgroup.com Holdings, Inc. included in its Form 10-KSB for the year ended December 31, 2000 describes a change in the method of accounting for the depreciation of property and equipment. For the year ended December 31, 1999, property and equipment were depreciated at the following annual rates and methods: computer equipment at 30% declining balance, computer software at 100% straight line, office furniture and equipment at 20% declining balance and leasehold improvements at straight line over the lease term. For all property and equipment, one half of the above rates were applied in the year of acquisition. For the year ended December 31, 2000, the depreciation method has changed to the following annual rates and methods: computer equipment at 5 years straight line, computer software at 2 years straight line, office furniture and equipment at 5 years straight line and leasehold improvements at straight line over the lease term. For all property and equipment, depreciation begins in the month of acquisition with no one-half provision in the year of acquisition.

There are no authoritative criteria for determining a `preferable' depreciation method based on the particular circumstances; however, we conclude that such change in the method of accounting is to an acceptable alternative method which, based on your business judgment to make this change and for the stated reason, is preferable in your circumstances.


Very truly yours,

/s/ Ernst & Young LLP

Ernst & Young LLP

Item 23.1   Consent of independent auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-91043) pertaining to the 1999 Incentive Stock Option Plan As Amended and in the Registration Statement (Form SB-2/A No. 33-37938) of Stockgroup.com Holdings, Inc. and in the related prospectuses, of our report dated February 21, 2001, with respect to the consolidated financial statements of Stockgroup.com Holdings, Inc. included in the Annual Report (Form 10-KSB) for the year ended December 31, 2000.


         /s/ ERNST & YOUNG LLP
Vancouver, Canada,
March 19, 2001.                                            Chartered Accountants