Form 10QSB
period 2001-03-31
STOCKGROUP COM HOLDINGS INC
filed 2001-05-14
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2001.

|_| Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                Yes: |X| No: |_|

                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,545,184

Transitional Small Business Disclosure Format (check one): Yes: |_| No: |X|

                          Stockgroup.com Holdings, Inc.
                                   FORM 10-QSB

                                      INDEX


Item 1.  Financial Statements (unaudited).................................................................4
   CONSOLIDATED BALANCE SHEETS............................................................................4
   CONSOLIDATED STATEMENTS OF LOSS........................................................................5
   CONSOLIDATED STATEMENTS OF CASH FLOWS..................................................................6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................................7
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations............10
Part II. OTHER INFORMATION...............................................................................18
Item 1. Legal Proceedings................................................................................18
Item 2. Changes in Securities and Use of Proceeds........................................................18
Item 6. Exhibits and Reports on Form 8K..................................................................18
SIGNATURES...............................................................................................18


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                                                                 March 31,         December 31,
                                                                                                   2001               2000
                                                                                                ------------     --------------
     ASSETS
         CURRENT
            Cash and cash equivalents                                                           $    198,854      $    338,448
            Accounts receivable [net of allowances for doubtful
               accounts of $540,490; December 31, 2000 $471,430]                                     474,669           218,810
            Prepaid expenses                                                                         109,626           116,127
                                                                                                ------------      ------------
         TOTAL CURRENT ASSETS                                                                   $    783,149      $    673,385

            Property and equipment, net                                                         $    472,818      $    529,855
            Deferred financing costs                                                                   7,843              --
                                                                                                ------------      ------------
                                                                                                $  1,263,810      $  1,203,240
                                                                                                ============      ============
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
         CURRENT
            Bank indebtedness                                                                   $     11,362      $     14,303
            Accounts payable                                                                         640,745           796,637
            Accrued payroll liabilities                                                              155,852           194,241
            Deferred revenue                                                                         163,330           181,987
            Convertible debenture and accrued interest (note 4)                                    2,713,406         2,662,000
                                                                                                ------------      ------------
         TOTAL CURRENT LIABILITIES                                                              $  3,684,695      $  3,849,168
                                                                                                ------------      ------------
         TOTAL LIABILITIES                                                                      $  3,684,695      $  3,849,168
                                                                                                ------------      ------------
     COMMITMENTS AND CONTINGENCIES (note 7)

     SHAREHOLDERS' EQUITY (DEFICIENCY)
            COMMON STOCK, No Par Value
            Authorized shares -  50,000,000
            Issued and outstanding shares - 8,545,184 in 2001
                and 8,467,676 at December 31, 2000                                              $  7,382,923         7,344,483
            ADDITIONAL PAID-IN CAPITAL                                                             3,128,207         2,602,743
            ACCUMULATED DEFICIT                                                                  (12,931,835)     $(12,593,154)
                                                                                                ------------      ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                                    $ (2,420,885)     $ (2,645,928)
                                                                                                ------------      ------------
                                                                                                $  1,263,810      $  1,203,240
                                                                                                ============      ============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]


                                                                         Three Months          Three Months
                                                                         Ended March          Ended March 31,
                                                                          31, 2001             2000(restated
                                                                                                  - note 1)
                                                                       -----------------     -----------------
     REVENUE
         Revenues                                                        $ 1,105,359              $ 1,036,207
         Cost of revenues                                                    426,875                  397,066
                                                                         -----------              -----------
         Gross profit                                                    $   678,484              $   639,141

     EXPENSES
         Sales and marketing                                             $   206,823              $ 1,182,636
         Product and website development                                      91,348                  161,639
         General and administrative                                          642,585                  873,424
                                                                         -----------              -----------
                                                                         $   940,756              $ 2,217,699
                                                                         -----------              -----------
     LOSS FROM OPERATIONS                                                $  (262,272)             $(1,578,558)

     Interest income                                                           1,591                   16,989
     Interest expense                                                        (96,703)                    --
     Other income                                                             18,703                      554
                                                                         -----------              -----------
     NET LOSS                                                            $  (338,681)             $(1,561,015)
                                                                         ===========              ===========

     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                               (0.04)                   (0.19)
                                                                         ===========              ===========
     Weighted average shares
         outstanding for the period                                        8,515,431                8,195,000
                                                                         ===========              ===========





                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                                                    Three MonthsThree Months
                                                                               Ended March           Ended March 31,
                                                                                31, 2001             2000 (restated
                                                                                                         - note 1)
                                                                              --------------        ----------------
OPERATING ACTIVITIES
     Net Loss                                                                    $  (338,681)         $(1,561,015)
     Add (deduct) non-cash items
         Amortization                                                                 47,637               28,804
         Amortization of deferred financing costs                                        975                 --
         Effective interest on convertible notes                                      90,107                 --
         Bad debt expense                                                             69,060                 (113)
         Common stock issued for services                                              9,690                 --
         Stock based compensation                                                     26,555               36,286
                                                                                 -----------          -----------
                                                                                     (94,657)          (1,496,038)
     Net changes in non-cash working capital
         Accounts receivable                                                        (324,919)            (280,893)
         Due from shareholder                                                           --                   (243)
         Prepaid expenses                                                              6,501              702,161
         Accounts payable                                                           (155,892)            (112,130)
         Accrued payroll liabilities                                                 (38,389)             (97,268)
         Deferred revenue                                                            (18,657)             239,629
                                                                                 -----------          -----------
     CASH FROM (FOR) OPERATIONS                                                  $  (626,013)         $(1,044,782)
                                                                                 -----------          -----------
     FINANCING ACTIVITIES
            Issuance of convertible debt and
            Warrants (net)                                                           479,960                 --
            Bank indebtedness                                                         (2,941)             120,780
                                                                                 -----------          -----------
     CASH FROM (FOR) FINANCING                                                   $   477,019          $   120,780
                                                                                 -----------          -----------
     INVESTING ACTIVITIES
         Property and equipment (net)                                                  9,400             (125,614)
                                                                                 -----------          -----------
     CASH FROM (FOR) INVESTING                                                   $     9,400          $  (125,614)
                                                                                 -----------          -----------
     DECREASE IN CASH AND CASH EQUIVALENTS                                          (139,594)          (1,049,616)

     Cash and cash equivalents,
         beginning of period                                                         338,448            1,658,824
                                                                                 -----------          -----------
     CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                           $   198,854          $   609,208
                                                                                 ===========          ===========

                        The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2001
                                   (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup.com Holdings, Inc. ("Stockgroup.com") is an Internet based media and technology company that provides services to public companies (including advertising and media services), financial tools and content, and e-business services. Stockgroup.com was incorporated under the laws of Colorado on December 6, 1994 under the former name of I-Tech Holdings Group, Inc. ("I-Tech"), a United States non-operating company registered on the NASD OTC Bulletin Board.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $262,272 for the quarter ended March 31, 2001, has an accumulated deficit of $12,931,835 and had a working capital deficiency of $2,901,546 as at March 31, 2001. These factors raise doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and convertible note private placements. Management expects that increasing revenues resulting from current operations, combined with the fact that start-up costs are substantially complete, will allow the Company to achieve profitable operations and positive cash flows in 2001. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comparative figures

Revenues for the first quarter of 2000 have been reduced by $205,000 to account for annual adjustments posted at December 31, 2000.

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

The Emerging Issues Task Force has released EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). EITF 00-19 is effective for derivative instruments entered into or outstanding at June 30, 2001, and will be applicable to the Company's callable warrants then outstanding. The number of shares issuable in the event of exercise of the callable warrants is not subject to an explicit limit. Accordingly, the callable warrants will be considered a liability to be recorded at fair value, commencing June 30, 2001, and will be marked to market in accordance with SFAS 133 thereafter. At March 31, 2001 the callable warrants have been presented as additional paid in capital in these financial statements. At March 31, 2001 the company has sufficient authorized share capital assuming a limit to the number of shares issuable equal to the number of shares that would have been required to settle the warrants on September 30, 2000, in accordance with the transition provisions of EITF 00-19.


3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

An amount owing of $295,499 from one customer represented 62.2% of the gross accounts receivable balance at March 31, 2001. An amount owing of $489,417 from one customer represented 43.1% of the gross accounts receivable balance at December 31,2000. No other customers represented greater than 10% of the total balance in any period presented.

4. CONVERTIBLE DEBENTURES AND ACCRUED INTEREST

[a] APRIL 3, 2000 CONVERTIBLE DEBENTURE

The following table summarizes the activity under the agreement:


-------------------------------------------------------------------------------------------------------------------
                                                                                March 31, 2001   December 31, 2000
-------------------------------------------------------------------------------------------------------------------

     8% Convertible notes, maturing March 31, 2002 (a)
              Principal                                                           $ 2,175,000         $2,200,000
              Prepayment premium                                                      326,250            330,000
              Interest                                                                175,700            132,000
----------------------------------------------------------------------------------------------------------------
                                                                                  $ 2,676,950         $2,662,000
----------------------------------------------------------------------------------------------------------------
     3% Convertible debentures, maturing December 31, 2003 (b)
              Principal                                                           $   500,000         $     --
              Debt discount                                                          (289,258)              --
              Unamortized beneficial conversion feature                              (177,286)              --
              Accrued interest                                                          3,000               --
----------------------------------------------------------------------------------------------------------------
                                                                                  $    36,456         $     --
----------------------------------------------------------------------------------------------------------------
     Total                                                                        $ 2,713,406         $2,662,000
================================================================================================================

(a) On January 12, 2001, one of the convertible note holders exercised their right to put $500,000 of the notes back to the company. The Company elected not to prepay this portion of the notes, and on January 22, 2001 the note holder obtained the right to convert the $500,000 plus accrued interest into common shares of the Company.

     On February 6, 2001, one of the note holders converted principal of $25,000, the related prepayment premium, plus accrued interest into 67,508 common shares.

     On March 5, 2001, one of the convertible note holders exercised their right to put $250,000 of the notes back to the company. The Company elected not to prepay this portion of the notes, and on March 15, 2001 the note holder obtained the right to convert the $250,000 plus accrued interest into common shares of the Company.

(b) On January 19, 2001, the Company entered into a Securities Purchase Agreement with unaffiliated investors to issue $0.5 million of unsecured 3% convertible debentures ("debentures"), and 4-year warrants ("warrants").

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

     On April 4, 2001, the Company filed an effective registration statement covering the common shares issuable on exercise of the warrants, the common shares underlying the convertible debentures, and the common shares issuable, if any, in payment of interest on the debentures.

     The gross proceeds of $500,000 have been allocated to the convertible debenture and the Series A and B warrants based on the relative fair value of each security at the time of issuance. Accordingly, $190,000 was allocated to the notes and $310,000 was allocated to the Series A and B warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

     The terms of the convertible debenture provide the holders with an in-the-money variable conversion rate. A beneficial conversion feature on the convertible debenture of $190,000 has been recognized, and will be subject to re-measurement each reporting period until conversion, extinguishment or maturity.

     The beneficial conversion feature and the debt discount are subject to accretion over the term to maturity of the debenture.


5. SHARE CAPITAL

The Company is authorized to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On January 18, 2001, the Company issued 10,000 common shares in exchange for consulting services. The transaction was recorded at a fair value of $9,690 for the common shares based on the closing stock price on the date of the agreement. On January 19, 2001, the Company issued warrants to purchase 800,000 common shares as described in Note 4[b]. The fair value of the warrants issued, net of financing costs, amounted to $298,778 and was recorded as an increase to additional paid-in capital. On February 6, 2001, the Company issued 67,508 common shares pursuant to a conversion notice received under the April 3, 2000 convertible debenture as discussed in Note 4[a].


6. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable industry segment with the following sources of revenue:

                                                           For the three months ended
                                                      Mar 31, 2001            Mar 31, 2000
-------------------------------------------------------------------------------------------
     Services to Public Companies                     $  430,425                 $  738,076
     Financial Tools and Content                         110,358                       --
     E-business                                          564,576                    298,131
-------------------------------------------------------------------------------------------
                                                      $1,105,359                 $1,036,207
===========================================================================================

During the first three months 2001, the Company had one customer from whom revenue received by the Company represented approximately 47% of total revenue. During the first three months 2000, the Company had two customers from whom revenue received by the Company represented approximately 24% of total revenue. No other customers represented greater than 10% of revenue.

7. LITIGATION

The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain lead generation services. The Company delivered the requested services throughout October and November 2000; however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,000 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. No court date has been set at this time. Although management currently believes the outcome of the litigation will be in the Company's favour, the results of litigation are inherently uncertain, and an adverse outcome is possible. The Company has provided for a full allowance of the amount to be collected, and any settlement or final award will be reflected in income as the litigation is resolved.


Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

The first quarter of 2001 has demonstrated the effectiveness of the Company's efforts undertaken last year and during this quarter. Our loss from operations for the quarter of $0.3 million ($0.04 per share) is the Company's best quarterly performance since 1998, and a dramatic improvement over our most recent quarterly losses. Stockgroup believes it is now poised to leverage its infrastructure and expertise in 2001 and complete the return to profitable operations.



                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
Total revenues in the first quarter of 2001 were $1.1 million compared to $1.0 million in 2000, an increase of $0.1 million, or 6.7%. The company's historical business of Services to Public Companies decreased compared to last year, shrinking from $0.7 million in 2000 to $0.4 million in 2001, a decrease of $0.3 million or 41.5%. Much of this decrease is attributed to the decrease in public company Investor Relations spending caused by the recent market volatility. Growth in revenue and compensation for reductions in Services to Public Companies came from the company's two new sources of revenue, both an outgrowth of the Service to Public Companies business. Financial Tools and Content increased by $110,358 in 2001, while E-business increased $266,445.

Gross profits in 2001 were $0.7 million compared to $0.6 million in 2000, an increase of $39,343, or 6.2%. Gross profits increased marginally because of the modest increase in sales.

Stockgroup believes revenues from the Services to Public Companies will grow in 2001. Not only does the Company continue to add tools and content to improve its product offering, it is also continuously finding new ways to leverage its successful website. Stockgroup's business development department is always on the lookout for strategic opportunities, prime examples being the startup of the Company's Financial Tools and Content business in November, a special Oil and Gas supplement launched in March 2001, and the Integrat-IR, an automated Internet disclosure tool launched in March 2001 that helps public companies comply with SEC Internet continuous disclosure requirements. Stockgroup will continue to complement the growing popularity of its Services to Public Companies products by entering new strategic areas.

While the revenue from Financial Tools and Content represents less than 10% of sales in the first quarter of 2001, this is an increase over the 3% of sales it represented last year. This is a growing source of revenue that is expected to become a significant line of business as 2001 progresses. Stockgroup started providing tools and content to other companies' websites and intranets late in November 2000, using direct and channel sales through Internet syndicators. Each customer the Company secures typically signs a twelve-month contract in addition to the start-up fees, providing an on-going revenue stream that is continuously building. At March 31, 2001, the Company had signed contracts worth $0.5 million in future revenues. The Company's Financial Tools and Content market and its Services to Public Companies market both benefit from continuous recurring revenues derived from a common technology base.

E-business revenue for the first quarter of 2001 was mainly derived from work on a financial leasing hub for the company's client, OnMark, secured late last year. This contract is due to be completed in April 2001. Stockgroup was able to capitalize on opportunities in this area because of the expertise it developed in building and maintaining its own destination website. The Company plans to pursue further business opportunities in this area, as it is highly compatible with the skills and competencies developed in building and maintaining revenues in the Services to Public Companies and Financial Tools and Content areas.



                                                              Operating Expenses
--------------------------------------------------------------------------------
Total operating expenses in the first quarter of 2001 were $0.9 million compared to $2.2 million in 2000, a decrease of $1.3 million or 57.6%. Stockgroup was able to make significant reductions in all areas of expenditures during the quarter, without reducing its ability to earn revenues. Stockgroup will continue to keep expenses as low as possible as it grows its revenues in an effort to achieve profitable operations later in 2001.

Sales and Marketing expenses were $0.2 million in the first quarter of 2001 compared to $1.2 million in 2000, a decrease of $1.0 million or 82.5%. These reductions are a result of the Company's decision late in the third quarter of 2000 that it would be beneficial to change to a strategy of using fewer, more competent resources concentrated in fewer markets, thus achieving increased effectiveness and economies. Stockgroup expects these ongoing reductions to have a continuing beneficial effect on costs in this area in future quarters of 2001.

Product Development expenses in the first quarter of 2001 were $0.1 million compared to $0.2 million in 2000, a decrease of $0.1 million or 43.5%. The decreases in this area were a result of cost reduction efforts as described in the previous paragraphs.

General and Administrative expenses in the first quarter of 2001 were $0.6 million compared to $0.9 million in 2000, a decrease of $0.3 million, or 26.4%. The decreases in this area were a result of cost reduction efforts as described in the previous paragraphs.



                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Interest income in the first quarter of 2001 was $1,591 compared to $16,989 in 2000, a reduction of $15,398 or 90.6%. Interest is earned on short term investments of available cash, so the reduction is in line with lower cash levels in 2001 compared to 2000.

Interest expense was $0.1 million in 2001 compared to $0 in 2000, an increase of $0.1 million. Of this amount, only $6,606 was actually paid in cash; a further $46,700 is the actual amount that has accrued and will be payable in cash or shares upon redemption or conversion of the balance of the outstanding convertible notes. The remaining $0.05 million in interest expense is deemed interest recorded as a result of the particular nature of the January 19, 2001 $0.5 million convertible debenture's conversion formula which entitles the holder to an in-the-money conversion rate. Due to the variable nature of the conversion feature, the effective interest will continuously be re-measured as the Company's stock price changes, until conversion or maturity of the notes.

Due to its net loss position, the Company did not incur tax in 2000. As at the most recent year end, Stockgroup had tax loss carry forwards of $6,718,000 in Canada which expire in 2006 and 2007, and tax loss carry forwards of $2,306,000 in the U.S. which expire in 2019 and 2020.



                                                                      Net Income
--------------------------------------------------------------------------------
The net loss for the first quarter of 2001 was $0.3 million compared to a loss of $1.6 million in 2000, a decrease in losses of $1.3 million or 78.3%. This decrease in losses was a result of cost reduction efforts as described above. Allowing for the effect of non-cash and unusual items previously discussed above, management believes profitability is within reach in 2001.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Stockgroup ended the first quarter of 2001 with cash and cash equivalents of $198,854, a reduction of $139,594 from the previous quarter. This compares favorably with cash usage of $402,262 and $1,895,597 in the previous two quarters respectively. In keeping with this downward pattern in cash usage, the Company has set a corporate goal of achieving positive cash flow and profitable operations in 2001. Although the Company expects to achieve this without further need for financing, it may require such financing before it is able to achieve this goal. Additionally, it will still pursue financing in order to grow the business to the greatest possible extent. In the first quarter of 2000 Stockgroup ended with cash and cash equivalents of $609,208.

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


CORPORATE DEVELOPMENTS DURING THE PERIOD

--------------------------------------------------------------------------------
A synopsis of corporate highlights for 2000 is as follows:

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

2. The full details of this financing, including all relevant documents, were filed in a Form 8K on January 30, 2001 and can be viewed therein.

2. During the first quarter of 2001, Stockgroup integrated a variety of financial solutions for new Financial Tools and Content customers including the US Navy, Unisys, Lancaster Media, Prime Vest and Conseco's Internet/Intranet sites. Stockgroup.com provides these sites with its proprietary financial tools, including delayed and real-time quotes, interactive charting and customizable portfolios. These products are licensed to clients and delivered in a private-labeled format to the specifications of the customer.

3. On February 7, 2001, Stockgroup's CEO, Marcus New was recognized as one of Vancouver's Top 40 under 40 business people, as judged by Business in Vancouver magazine. He was recognized formally at a function held on February 7th 2001, alongside his other 40 under 40 peers.

4. On February 13, 2001, Stockgroup announced it had signed a distribution agreement with COMTEX News Network (OTCBB:CMTX), a leading business-to-business infomediary, to provide COMTEX' distribution channel with timely small cap financial news and commentary. Stockgroup.com will provide COMTEX with news, commentary, and analysis on the small cap public markets written by their team of financial reporters and columnists, who write for the leading small cap financial web site, www.smallcapcenter.com. Included in the content distribution are www.smallcapcenter.com features 'Industry News', which focuses on industry sectors in the small cap space, 'Market Report', a general recap of the day's market activity from the small cap market perspective, and 'Small cap Movers' -- a feature that focuses on the day's biggest movers in the small cap markets. This relationship with COMTEX provides Stockgroup.com with an effective channel to deliver our proprietary financial content to a broad audience of users who want to be kept up to speed on the small cap markets.

DESCRIPTION OF BUSINESS MODEL

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

Stockgroup's suite of financial tools and contents provides its customers with:

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


In addition, Stockgroup is a leading online provider of financial news and information services, disseminated from offices in San Francisco, Toronto, and Vancouver. Stockgroup's Internet Web site, www.smallcapcenter.com, is a state-of-the-art online research center for the small cap investor or anyone interested in the small cap sector. Interested individuals can opt-in to Stockgroup's services and information by completing a free online registration.

In addition to the Financial tools and content listed above, some of the features available to members of Stockgroup's free opt-in community at www.smallcapcenter.com include:

|_|  Market news from a wide range of data providers

|_|  Stockgroup's proprietary Small Cap news

|_|  Financial tools and analytical charts

|_| Stockscores to assist in ranking all public stocks using a variety of methods

|_|  Small cap express newsletter and News hot line

|_|  Investor market place

CORPORATE OVERVIEW AND BACKGROUND

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

Stockgroup operates offices in Vancouver, San Francisco, and Toronto. Stockgroup was created as a technology and media company that developed Internet financial tools, content and media forums that assist individual investors with information about small cap companies. Stockgroup defines "small cap" as publicly traded companies with less than $750 million market capitalization. From its original website, www.Stockgroup.com, the Company used its experience and the funds from a private placement in spring 1999 to launch a more full-service website at www.smallcapcenter.com. This new website, launched in October 1999, included unbiased proprietary news and tools for the North American small cap market. www.smallcapcenter.com is distinct in the financial news industry in that it supplies information on almost 8,000 smaller public companies not generally reported by other sites in addition to information on larger public companies, making www.smallcapcenter.com a comprehensive website that offers information on most public companies in North America. Throughout 1999 and the first six months of 2000, the Company enhanced its www.smallcapcenter.com website and its tools and content.

The Company's community on www.smallcapcenter.com has provided a foundation for growth because of the targeted, opt-in subscriber base (making it appealing to advertisers and corporate clients) and the recurring, contractual nature of revenues. Stockgroup improved its position in the Business to Business sector through a wider offering of services and tools to small cap companies. Smallcapcenter.com has received recognition for its usefulness and quality to a wide range of users, and has become a launching pad for the newest sources of revenue for Stockgroup - Financial Tools and Content and E-business. These new revenue sources are a logical extension of products and expertise Stockgroup gained building and maintaining www.smallcapcenter.com. Stockgroup entered the Financial Tools and Content market by syndicating, or licensing, financial tools and content to websites that want to improve their content. The Financial Tools and Content market has created opportunities for Stockgroup beyond its traditional core market of public small cap companies, allowing the Company to sell to a wide range of companies of all sizes. The quality of www.smallcapcenter.com and the expertise gained in building and maintaining it also gave Stockgroup the credibility and exposure required to win Financial Tools and Content and E-business contracts with companies that want a strong internet presence with a financial focus.

PRODUCTS AND SERVICES

In addition to maintaining the www.smallcapcenter.com community, Stockgroup now offers three services including Services to Public Companies, Financial Tools and Content and E-business. These three lines of revenue have previously been described by the Company in its disclosure documents as Business-to-Business Corporate Services, ASP Financial Tools and Services, and Enterprise Financial Website Development, respectively.

Services to Public Companies comprises the range of products and services that Stockgroup offers to its small cap company clients through its monthly marketing and maintenance programs, in addition to the many products and services that are available through its www.smallcapcenter.com website. In the monthly programs, Stockgroup currently serves over 250 corporate clients, and for a monthly fee offers them a one-stop solution for their Internet corporate disclosure and corporate advertising requirements. Clients typically sign a twelve-month or longer agreement, and are featured on a Showcase section of the website, thereby gaining exposure to smallcapcenter users. Subscribers to the monthly maintenance program, whereby Stockgroup updates their websites with corporate information, also helps satisfy SEC and Canadian securities requirements for continuous disclosure on the Internet. Management expects this area of business to grow in light of recent SEC pronouncements requiring improved Internet disclosure for their registrants, which will cause an increase in the appeal of this offering. Revenues derived from the website include banner and button advertising on the website and on targeted communications to our community, email access to our opt-in community of qualified investors, and Investor

Marketplace where companies can be featured on a section of the website with guaranteed results. The opt-in nature and the appealing demographics of Stockgroup's online smallcapcenter community have improved our ability to generate website revenues in the past. Management expects this to continue in the future as we endeavor to maintain both the quality and size of the community and the range of products we offer.

Financial Tools and Content, leveraged from Service to Public Companies financial tool and content products, is aimed at any company that wishes to add financial news, tools, market data and in depth fundamental and technical analysis to their Web site. In its direct sales and through channel agreements, Stockgroup has already made sales to a wide array of customers including government agencies, large corporation Intranets and websites, internet companies, financial services companies and media companies. In addition to the wide array of customers Stockgroup has access to through channel agreements with syndicators, possible customers include the 5,000 full service brokers in North America. The Financial Tools and Content model is attractive because it is a comprehensive and inexpensive alternative to in-house development or partnership. It is a strong source of revenue for Stockgroup because of the recurring, annuity nature of the revenue streams, which are typically generated through 12-month contracts that renew annually. Other potential customers include but are not limited to insurance and trust companies, financial news publications, and investor relations firms. Since launching Financial Tools and Content products, during the second half of 2000 new Financial Tools and Content customers include major technology, banking, and insurance clients.

E-business offers data aggregation and management, system design and development, technology development and project management to business customers. More involved than the Financial Tools and Content model, Stockgroup began offering E-business late in 1999. These customers need completed solutions to their Web presence and have chosen Stockgroup because of its expertise in the development and maintenance of Web sites that require the incorporation of financial technology, content and media. The Company believes it has become efficient and effective in the development of these types of sites owing to five years of financial tool and Web site development. One of Stockgroup's competitive advantages is the ability to develop comprehensive solutions using proprietary tools in a compressed time frame.

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

As of March 31, 2001 the company had 52 employees, of whom 50 were full time and 2 were part time.

SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three-month period ending March 31, 2001. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:               High        Low         Volume

March 31, 2001                $ 1.000     $ 0.375     1,005,700

On March 31, 2000, the Company had 32 registered shareholders owning 8,545,184 shares.


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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Stockgroup filed a statement of claim in the Supreme Court of British Columbia on January 3, 2001, against Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst. Stockgroup is suing Pacific Capital Markets Inc. for $351,180 due to Stockgroup under a sales contract signed with Pacific Capital Markets Inc. on September 20, 2000. Stockgroup is suing the individuals named above, who are managers of Pacific Capital Markets Inc., for general damages for misrepresentation. Stockgroup is seeking payment of the $351,180 owing, plus interest, damages, costs and such further and other relief as deemed suitable by the court.

On January 12, 2001, Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst filed a Statement of Defence and Counterclaim. At the time of this filing, no settlement conferences have been held and no court date has been set.


Item 2. Changes in Securities and Use of Proceeds

On January 19, 2001, Stockgroup.com entered into a Securities Purchase Agreement pursuant to which it obtained $0.5 million. This transaction is fully described in Note 4[b] to the financial statements, included herein. Other equity transactions for the period are fully described in Note 5 to the financial statements, included herein.


Item 6. Exhibits and Reports on Form 8K

         (a)  Reports on Form 8-K

              On January 30, 2001, the Company filed an 8K regarding the convertible debenture issued on January 19, 2001. This issuance is described completely in Note 4[b] to the financial statements included herein.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP.COM HOLDINGS, INC.
(Registrant)

Date: May 9, 2001                 By:  /s/ Lindsay Moyle, CGA
                                  ----------------------------------------------
                                  Chief Financial Officer, Secretary & Treasurer