Form 10QSB
period 2001-06-30
STOCKGROUP COM HOLDINGS INC
filed 2001-08-14
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,858,058

Transitional Small Business Disclosure Format (check one): Yes: ___ No: _X_

                          Stockgroup.com Holdings, Inc.
                                   FORM 10-QSB

                                      INDEX


Item 1.  Financial Statements (unaudited)......................................4
   CONSOLIDATED BALANCE SHEETS.................................................4
   CONSOLIDATED STATEMENTS OF LOSS.............................................5
   CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................7
Item 2. Management's Discussion and Analysis of Financial
    Condition and Results Of Operations.......................................11
Part II. OTHER INFORMATION....................................................19
Item 1. Legal Proceedings.....................................................19
Item 2. Changes in Securities and Use of Proceeds.............................19
Item 6. Exhibits and Reports on Form 8K.......................................19
SIGNATURES....................................................................19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

                          Stockgroup.com Holdings, Inc.
                           CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                                                     June 30,       December 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
ASSETS
    CURRENT
       Cash and cash equivalents                                                   $    114,671    $    338,448
       Accounts receivable [net of allowances for doubtful
          accounts of $477,281; December 31, 2000 $471,430]                             289,611         218,810
       Prepaid expenses                                                                  83,577         116,127
                                                                                   ------------    ------------
    TOTAL CURRENT ASSETS                                                           $    487,859    $    673,385

       Property and equipment, net                                                 $    409,922    $    529,855
       Assets under capital lease, net                                                   22,524            --
       Deferred financing costs                                                           6,610            --
                                                                                   ------------    ------------
                                                                                   $    926,915    $  1,203,240
                                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
    CURRENT
       Bank indebtedness                                                           $     10,603    $     14,303
       Accounts payable                                                                 478,724         796,637
       Accrued payroll liabilities                                                      205,271         194,241
       Deferred revenue                                                                 200,088         181,987
       Convertible notes and debentures
         and accrued interest (note 5)                                                2,722,442       2,662,000
       Warrants liability (note 3)                                                      352,000            --
       Current portion of capital lease obligation                                        7,738            --
                                                                                   ------------    ------------
    TOTAL CURRENT LIABILITIES                                                      $  3,976,866    $  3,849,168

    Notes payable and accrued interest (note 6)                                          70,196            --
    Capital lease obligation                                                             15,893
                                                                                   ------------    ------------
    TOTAL LIABILITIES                                                              $  4,062,955    $  3,849,168
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (note 9)

SHAREHOLDERS' EQUITY (DEFICIENCY) (note 7)

       COMMON STOCK, No Par Value
       Authorized shares - 50,000,000
       Issued and outstanding shares - 9,064,525 in 2001
           and 8,467,676 at December 31, 2000                                      $  7,553,566       7,344,483
       ADDITIONAL PAID-IN CAPITAL                                                     2,398,941       2,602,743
       ACCUMULATED DEFICIT                                                          (13,088,547)   $(12,593,154)
                                                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                            $ (3,136,040)   $ (2,645,928)
                                                                                   ------------    ------------
                                                                                   $    926,915    $  1,203,240
                                                                                   ============    ============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                     Three Months                  Six Months
                                      Three Months   Ended June 30, Six Months     Ended June 30,
                                      Ended June     2000(restated  Ended June     2000 (restated
                                      30, 2001       - note 2)      30, 2001       - Note 2)
                                      -----------    -----------    -----------    -----------
REVENUE
    Revenues                          $   516,019    $ 1,035,951    $ 1,621,378    $ 2,072,158
    Cost of revenues                      308,578        465,649        735,453        862,715
                                      -----------    -----------    -----------    -----------
    Gross profit                      $   207,441    $   570,302    $   885,925    $ 1,209,443

EXPENSES
    Sales and marketing               $   138,906    $   400,129    $   345,729    $ 1,582,765
    Product and website development        58,798        461,740        150,146        623,380
    General and administrative            485,988        946,117      1,128,573      1,819,541
                                      -----------    -----------    -----------    -----------
                                      $   683,692    $ 1,807,986    $ 1,624,448    $ 4,025,686
                                      -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                  $  (476,251)   $(1,237,684)   $  (738,523)   $(2,816,243)

Interest income                             1,115         32,727          2,705         49,716
Interest expense                         (102,024)      (736,024)      (198,727)      (736,024)
Other income                                6,902            228         25,606            784
                                      -----------    -----------    -----------    -----------
NET LOSS BEFORE CUMULATIVE CHANGE
    IN ACCOUNTING PRINCIPLE           $  (570,258)   $(1,940,753)   $  (908,939)   $(3,501,767)


Cumulative effect of change in
    accounting principle (note 3)         413,546           --          413,546           --
                                      -----------    -----------    -----------    -----------
NET LOSS                              $  (156,712)   $(1,940,753)   $  (495,393)   $(3,501,767)
                                      ===========    ===========    ===========    ===========

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:
Before cumulative effect of change
    in accounting principle           $     (0.07)   $     (0.24)   $     (0.11)   $     (0.43)
Cumulative effect of change
    in accounting principle           $      0.05    $      0.00    $      0.05    $      0.00
Net loss                              $     (0.02)   $     (0.24)   $     (0.06)   $     (0.43)
                                      ===========    ===========    ===========    ===========
Weighted average shares
    outstanding for the period          8,693,118      8,195,000      8,604,765      8,195,000
                                      ===========    ===========    ===========    ===========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]


                                                                            Six Months
                                                             Six Months     Ended June 30,
                                                             Ended June     2000 (restated
                                                             30, 2001       - Note 2)
                                                             -----------    -----------
OPERATING ACTIVITIES
Net Loss                                                     $  (495,393)   $(3,501,767)
Add (deduct) non-cash items
    Amortization                                                  98,805         66,889
    Loss on disposition of property and equipment                  7,896             --
    Amortization of deferred financing costs                       2,208        122,381
    Accrued interest on notes                                        752             --
    Effective interest on convertible notes and debentures       189,548        613,643
    Cumulative change in accounting principle                   (413,546)            --
    Bad debt expense                                               5,851        (10,646)
    Common stock issued for services                               9,690             --
    Stock based compensation                                      69,260         72,572
                                                             -----------    -----------
                                                             $  (524,929)   $(2,636,928)
Net changes in non-cash working capital
    Accounts receivable                                          (76,652)       159,473
    Due from shareholder                                            --              369
    Prepaid expenses                                              32,550        788,723
    Accounts payable                                            (317,913)      (360,432)
    Accrued payroll liabilities                                   11,030        (47,534)
    Deferred revenue                                              18,101         11,373
                                                             -----------    -----------
CASH FROM (FOR) OPERATIONS                                   $  (857,813)   $(2,084,956)
                                                             -----------    -----------
FINANCING ACTIVITIES
    Deposit on common stock                                           --        435,000
    Issuance of common stock                                      73,993             --
    Issuance of convertible debt and Warrants (net)              479,960      2,869,990
    Issuance of notes payable (net)                               69,444             --
    Repayment of capital lease obligation                         (1,015)            --
    Bank indebtedness                                             (3,700)        (3,481)
                                                             -----------    -----------
CASH FROM (FOR) FINANCING                                    $   618,682    $ 3,301,509
                                                             -----------    -----------
INVESTING ACTIVITIES
    Property and equipment (net)                                  (7,720)      (239,068)
    Proceeds on disposition of property and equipment             23,074             --
                                                             -----------    -----------
CASH FROM (FOR) INVESTING                                    $    15,354    $  (239,068)
                                                             -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (223,777)       977,485
Cash and cash equivalents, beginning of period                   338,448      1,658,822
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS,END OF PERIOD                      $   114,671    $ 2,636,307
                                                             ===========    ===========


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                          Stockgroup.com Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2001
                                   (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup.com Holdings, Inc. ("Stockgroup.com") is an Internet based media and technology company that licenses its proprietary financial content management systems and provides services to public companies including software applications for shareholder disclosure and communications activities and advertising services. Stockgroup.com was incorporated under the laws of Colorado on December 6, 1994 under the former name of I-Tech Holdings Group, Inc. ("I-Tech"), a United States non-operating company registered on the NASD OTC Bulletin Board.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

The Company incurred a loss before the cumulative effect of a change in accounting principle of $908,939 for the six months ended June 30, 2001, has an accumulated deficit of $13,088,547 and had a working capital deficiency of $3,489,007 as at June 30, 2001. These factors raise doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and debt private placements. Management expects that revenues resulting from current operations will increase which, when combined with the fact that start-up costs were substantially complete in 2000, will allow the Company to achieve profitable operations and positive cash flows in 2001. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

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

2.   COMPARATIVE FIGURES

Revenues for the second quarter of 2000 have been reduced by $270,000 ($475,000 year-to-date) to account for annual adjustments posted at December 31, 2000.

Interest expense for the second quarter and year-to-date 2000 has been increased by $610,162 to account for annual adjustments posted at December 31, 2000.

3.   WARRANTS LIABILITY AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

The Emerging Issues Task Force Abstract No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19") became applicable to the Company's warrants on June 30, 2001. Since the number of shares issuable in the event of exercise of the callable warrants is not subject to an explicit limit, the Company's callable and other warrants are presented as a liability at their fair value as at June 30, 2001, and will be marked to market thereafter. The difference between the previous carrying value of the warrants in additional paid in capital and their fair value at June 30, 2001 has been recorded as the cumulative effect of a change in accounting principle on prior periods, decreasing the net loss per share by $0.05.

4.   CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

An amount owing of $130,696 from one customer represented 17% of the total accounts receivable balance at June 30, 2001. Amounts owing from two customers represented 31% and 11% respectively of the total accounts receivable balance at December 31, 2000. No other customers represented greater than 10% of the total balance in any period presented.

5.   CONVERTIBLE NOTES AND DEBENTURES AND ACCRUED INTEREST

The following table summarizes the activity under various agreements:

----------------------------------------------------------------------------------------------
                                                              June 30, 2001  December 31, 2000
----------------------------------------------------------------------------------------------
8% Convertible notes, maturing March 31, 2002 (a)
         Principal                                          $     2,105,000    $     2,200,000
         Prepayment premium                                         315,750            330,000
         Interest                                                   219,199            132,000
----------------------------------------------------------------------------------------------
         Subtotal                                           $     2,639,949    $     2,662,000
----------------------------------------------------------------------------------------------
3% Convertible debentures, maturing December 31, 2003 (b)
         Principal                                          $       500,000    $            --
         Debt discount                                             (263,040)                --
         Unamortized beneficial conversion feature                 (161,217)                --
         Accrued interest                                             6,750                 --
----------------------------------------------------------------------------------------------
         Subtotal                                           $        82,493    $
----------------------------------------------------------------------------------------------
Total Convertible notes and debentures                      $     2,722,442    $     2,662,000
==============================================================================================

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

     On June 28, 2001, one of the note holders converted principal of $70,000, the related prepayment premium, plus accrued interest into 284,305 common shares.

     At June 30, 2001 holders of the convertible notes have the right to convert $855,000 of the notes, in whole or in part, into common shares of the Company at any time. The holders also have the right to put the remaining $1,250,000 to the Company at any time, in whole or in part, after which they may convert the amount of the notes subject to each put notice into common shares 10 days after each put notice.

(b) On January 19, 2001, the Company entered into a Securities Purchase Agreement with unaffiliated investors to issue $0.5 million of unsecured 3% convertible debentures ("debentures"), and 4-year warrants ("warrants").

     The debentures mature on December 31, 2003 and are convertible into common shares at any time. The maximum and minimum conversion prices for the debentures are $1.00 and $0.50 respectively. The actual conversion price of the debentures will be determined upon receipt of a conversion notice and will be the lesser of (a) the maximum conversion price, or (b) 80% of the 2 lowest closing prices of the Company's common shares during the 10 trading days prior to the date of conversion, but in no case less than the minimum conversion price. Interest accrues on the debentures at the rate of 3% per annum, and is payable on each conversion date, at the end of each calendar quarter and at maturity. Interest may be paid in the form of cash or shares at the Company's option.

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

     On April 4, 2001, the Company filed an effective registration statement covering the common shares issuable on exercise of the warrants, the common shares underlying the convertible debentures, and the common shares issuable, if any, in payment of interest on the debentures. A post-effective amendment number one to the registration statement was filed on June 27, 2001 but has not yet become effective.

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

6.   NOTES PAYABLE AND ACCRUED INTEREST

The following table summarizes the activity under various agreements:

-----------------------------------------------------------------------------------------
                                                June 30, 2001           December 31, 2000
-----------------------------------------------------------------------------------------
16% Notes, maturing July 31, 2002
         Principal                               $          69,444           $         --
         Accrued interest                                      752                     --
-----------------------------------------------------------------------------------------
Total Notes Payable                              $          70,196           $         --
=========================================================================================

On May 8, 2001 the Company entered into a Securities Purchase Agreement with an individual investor to issue $34,444 of secured unregistered 16% debentures. The debentures mature on July 31, 2002. Interest accrues on the debentures at the rate of 16% per annum, and is payable at the end of each calendar quarter and at maturity. Investors may also choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. The investor has been granted a floating charge over all of the Company's property, assets, and rights as security for the amount borrowed by the Company.

On May 10, 2001, the Company entered into a Securities Purchase Agreement with an individual investor to issue a further $35,000 of secured unregistered 16% debentures under the same terms as those issued May 8.

7.   SHARE CAPITAL

The Company is authorized to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. On January 18, 2001, the Company issued 10,000 common shares in exchange for consulting services. The transaction was recorded at a fair value of $9,690 for the common shares based on the closing stock price on the date of the agreement. On January 19, 2001, the Company issued warrants to purchase 800,000 common shares as described in Note 5[b]. The fair value of the warrants issued, net of financing costs, amounted to $298,778 and was recorded as an increase to additional paid-in capital. On February 6, 2001, the Company issued 67,508 common shares pursuant to a conversion notice received under the April 3, 2000 convertible note as discussed in Note 5[a]. On May 11 and 20, 2001, the Company issued an aggregate of 35,036 common shares to employees resulting in a compensation expense and increase in share capital of $16,150. On May 11, 2001, the Company issued 200,000 common shares to an employee pursuant to an exercise notice received under the 2000 Stock Option Plan for net proceeds of $73,993. On June 28, 2001, the Company issued 284,305 common shares pursuant to a conversion notice received under the April 3, 2000 convertible debenture as discussed in Note 5[a].

At June 30, 2001, in addition to the 9,064,525 common shares outstanding, there were also 2,203,700 options and 1,100,000 warrants outstanding.

8.   SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable industry segment with the following sources of revenue:

                                              For the six months ended
                                       Jun 30, 2001               Jun 30, 2000
--------------------------------------------------------------------------------
Services to Public Companies         $      787,000           $      1,261,733
Financial Tools and Content                 232,635                      2,872
E-business                                  601,743                    807,553
--------------------------------------------------------------------------------
                                     $    1,621,378           $      2,072,158
================================================================================

During the first six months 2001, the Company had two customers from whom revenue received by the Company represented approximately 46% of total revenue. During the first six months 2000, the Company had two customers from whom revenue received by the Company represented 39% of total revenue. No other customers represented greater than 10% of revenue.

9.   LITIGATION

The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain advertising services. The Company delivered the requested services throughout October and November 2000; however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,000 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. No court date has been set at this time. Although management currently believes the outcome of the litigation will be in the Company's favour, the results of litigation are inherently uncertain, and an adverse outcome is possible. The Company has provided for a full allowance of the amount to be collected, and any settlement or final award will be reflected in income as the litigation is resolved.

10.  SUBSEQUENT EVENTS

On July 16, 2001, the Company entered into a Securities Purchase Agreement with an individual investor to issue a further $32,474 of secured unregistered 16% debentures under the same terms as those described in note 6 above.

On July 17, 2001, one of the January 19, 2001 debenture holders converted principal of $300,000 plus accrued interest into 608,827 common shares.

On July 18 and 26, 2001, the Company issued an aggregate of 34,706 common shares to employees resulting in a compensation expense and increase in share capital.

On July 24, 2001, the Company issued 150,000 common shares to an employee pursuant to an exercise notice received under the 2000 Stock Option Plan for net proceeds of $50,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

The first half of 2001 has demonstrated the effectiveness of the Company's recent cost reduction efforts. Our operating costs have continued to decline for the second consecutive quarter, and are significantly lower than the same period last year. This has allowed us to move closer to our goal of achieving profitability. Our revenues have declined due to adverse financial markets and a slow down in the general business environment for E-Business contracts. A number of our products for public companies are directly impacted by the state of the financial markets. The Company has made a number of operating cost reductions to help offset the decline in revenue. Due to new and ongoing product innovations in our software business and lower fixed costs, Stockgroup is positioned to benefit from market improvements in future quarters through increasing revenues and profitability.

                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------

Total revenues in the first half of 2001 were $1.6 million compared to $2.1 million in 2000, a decrease of $0.5 million, or 21.8%. Total revenues in the second quarter of 2001 were $0.5 million compared to $1.0 million in 2000, a decrease of $0.5 million, or 50.2%. The company's business of Services to Public Companies decreased compared to last year, shrinking from $1.3 million in 2000 to $0.8 million in 2001, a decrease of $0.5 million or 38.1%. Much of this decrease is attributed to the decrease in public company corporate communications spending caused by the recent slowdown in the markets. E-Business revenue also declined by $0.2 million compared to 2000, since Stockgroup did not generate any significant new contracts during the quarter. Compensation for reductions in the other two revenue segments came from the company's newest source of revenue, as Financial Tools and Content increased by $0.2 million in 2001 compared to 2000.

Gross profits in the first half of 2001 were $0.9 million compared to $1.2 million in 2000, a decrease of $0.3 million, or 26.7%. Gross profits in the second quarter of 2001 were $0.2 million compared to $0.6 million in 2000, a decrease of $0.4 million, or 63.6%. Gross profits decreased due to decreases in sales as discussed above, although reductions in revenue were offset partially by continuing reductions in operating costs.

Stockgroup has expanded its offering in the Services to Public Companies markets through the development of a software application for shareholder disclosure and communication responsibilities of public companies called the Integrat-IR. The Integrat-IR is an automated Internet disclosure software application launched in April 2001 that helps public companies comply with continuous disclosure requirements on their Internet site. For a low monthly fee, public companies can ensure their message is effectively and accurately communicated to investors with minimal effort on their part. The Integrat-IR automates the updating of news releases, SEC filings, quotes and charts to the customer's web site on a private labeled basis. The Integrat-IR also gives the investor relations officer desktop control over changing and updating the other content areas of IR. Stockgroup will continue to complement the growing popularity of its Services to Public Companies products by entering profitable new strategic areas.

While the revenue from Financial Tools and Content represents less than 15% of sales in the first half of 2001, this is an increase over the 2% of sales it represented for the full year 2000. This is a growing source of revenue that is expected to increase as 2001 progresses. Stockgroup started providing financial software tools and applications to other companies' websites and intranets on a private labeled basis late in November 2000. Each customer the Company secures typically signs a twelve-month contract that provides a monthly recurring revenue stream that is continuously building. The Company's Financial Tools and Content market and its Services to Public Companies market both benefit from continuous recurring revenues derived from a common technology base.

E-business revenue for the first half of 2001 was mainly derived from work on a financial leasing hub for the company's client, OnMark, secured late last year. This contract was completed in April 2001, and no new contracts have been generated in the second quarter. Stockgroup was able to capitalize on opportunities in this area because of the expertise it developed in building and maintaining its own destination website.

                                                              Operating Expenses
--------------------------------------------------------------------------------

Total operating expenses in the first half of 2001 were $1.6 million compared to $4.0 million in 2000, a decrease of $2.4 million or 59.6%. Total operating expenses in the second quarter of 2001 were $0.7 million compared to $1.8 million in 2000, a decrease of $1.1 million or 62.2%. Stockgroup was able to make significant reductions in all areas of expenditures without reducing its ability to earn revenues. Stockgroup will continue to keep expenses as low as possible as it grows its revenues in an effort to achieve profitable operations later in 2001.

Sales and Marketing expenses were $345,729 in the first half of 2001 compared to $1.6 million in 2000, a decrease of $1.2 million or 78.2%. Sales and Marketing expenses were $138,906 in the second quarter of 2001 compared to $400,129 in 2000, a decrease of $261,223 or 65.3%. These reductions are a result of the Company's decision late in the third quarter of 2000 that it would be beneficial to change to a strategy of using fewer, more competent resources concentrated in fewer markets, thus achieving increased effectiveness and economies. Stockgroup expects these ongoing reductions to have a continuing beneficial effect on costs in this area in future quarters of 2001.

Product Development expenses in the first half of 2001 were $150,146 compared to $623,380 in 2000, a decrease of $473,234 or 75.9%. Product Development expenses in the second quarter of 2001 were $58,798 compared to $461,740 in 2000, a decrease of $402,942 or 87.3%. The decreases in this area were a result of cost reduction efforts as described in the previous paragraphs.

General and Administrative expenses in the first half of 2001 were $1.1 million compared to $1.8 million in 2000, a decrease of $0.7 million, or 38.0%. General and Administrative expenses in the second quarter of 2001 were $0.5 million compared to $1.0 million in 2000, a decrease of $0.5 million, or 48.6%. The decreases in this area were a result of cost reduction efforts as described in the previous paragraphs.


                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------

Interest income in the first half of 2001 was $2,705 compared to $49,716 in 2000, a reduction of $47,011 or 94.6%. Interest income in the second quarter of 2001 was $1,115 compared to $32,727 in 2000, a reduction of $31,613 or 96.6%.
Interest is earned on short term investments of available cash, so the reduction is in line with lower cash levels in 2001 compared to 2000.

Interest expense in the first half of 2001 was $0.2 million compared to $0.7 million in 2000, a decrease of $0.5 million, or 73.0%. Interest expense in the second quarter of 2001 was $0.1 million compared to $0.7 million in 2000, a decrease of $0.6 million, or 86.1%. Reductions in this area were due to large non-cash interest amounts generated in 2000 relating to the convertible notes issued in the second quarter of 2000 that were not repeated in 2001. Of the amount for 2001, only $8,427 was actually paid in cash; a further $94,701 is the actual amount that has accrued and will be payable in cash or shares upon redemption or conversion of the balance of the outstanding notes and debentures. The remaining $0.1 million in interest expense is deemed interest recorded as a result of the particular nature of the January 19, 2001 $0.5 million convertible debenture's conversion formula which entitles the holder to an in-the-money conversion rate. Due to the variable nature of the conversion feature, the effective interest will continuously be re-measured as the Company's stock price changes, until conversion or maturity of the notes.

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

                                                                      Net Income
--------------------------------------------------------------------------------

The net loss for the first half of 2001 was $0.5 million compared to a loss of $3.5 million in 2000, a decrease in losses of $3.0 million or 85.9%. The net loss for the second quarter of 2001 was $0.2 million compared to a loss of $1.9 million in 2000, a decrease in losses of $1.7 million or 91.9%. This decrease in losses was a result of cost reduction efforts as described above, as well as the $0.5 million net positive impact of the change in accounting for warrants as described in note 3 to the financial statements and the non-recurrence of non-cash interest expenses incurred in 2000 relating to the convertible notes issued in the second quarter of 2000. Allowing for the effect of non-cash and unusual items previously discussed above, management believes profitability is within reach in 2001.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Stockgroup ended the second quarter of 2001 with cash and cash equivalents of $114,671, a reduction of $84,183 from the previous quarter. This compares with net cash usage of $139,594, $402,262 and $1,895,597 in the previous three quarters respectively. In keeping with this downward pattern in net cash usage, the Company has set a corporate goal of achieving positive cash flow and profitable operations by the end of 2001. Although the Company expects to achieve this without further need for financing, it may require such financing before it is able to achieve this goal. Additionally, it will still pursue financing in order to grow the business to the greatest possible extent. In the second quarter of 2000 Stockgroup ended with cash and cash equivalents of $2,636,307.

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

A synopsis of corporate highlights for 2001 is as follows:

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

2. During the first quarter of 2001, Stockgroup integrated a variety of financial solutions for new Financial Tools and Content customers including the US Navy, Unisys, Prime Vest and Conseco's Internet/Intranet sites. Stockgroup.com provides these sites with its proprietary financial tools, including delayed and real-time quotes, interactive charting and customizable portfolios. These products are licensed to clients and delivered in a private-labeled format to the specifications of the customer.

3. On February 13, 2001, Stockgroup announced it had signed a distribution agreement with COMTEX News Network (OTCBB:CMTX), a leading business-to-business infomediary, to provide COMTEX' distribution channel with timely small cap financial news and commentary.

4. On April 30, 2001, Stockgroup announced the launch of its innovative web-based investor relations software application, the IntegratIR(TM). The IntegratIR(TM)allows companies to more effectively communicate with shareholders and potential investors so they can better achieve their disclosure requirements. The IntegratIR is a communications tool that seamlessly integrates into a public company's existing web site and reflects the company's branding, look and feel. The IntegratIR(TM)automates the updating of the public company's critical time sensitive disclosure information on their Internet site. News releases, financial reports, SEC filings, quotes, interactive charting, and other disclosure information is updated with Stockgroup's IntegratIR(TM)software. The IntegratIR(TM)also interacts with a sophisticated email database response system which automates the delivery of news and messages for the public company to their shareholder database and their other mailing lists. In addition, with the IntegratIR(TM)enables Investor Relations Officers to directly change and administer their investor relation's site without having specialized technical skill or training. Changes can be made to their investor relation's site with a few mouse clicks. The IntegratIR(TM)communications tool is accessible to the client company 24 hours a day, 7 days a week, and can be administered from any location. The IntegratIR(TM)is available for both US and Canadian companies.

5. On June 5, 2001, Stockgroup announced that Profit Magazine had recognized the Company as one of Canada's fastest growing companies. Stockgroup ranked 35th on the Profit Magazine Top 100 Fastest Growing Companies list, which can be found in the June 2001 issue of Profit Magazine. The 2001 Profit 100 list awards companies based on their 5-year revenue growth. Stockgroup revenues grew 2,426% from Year 1 to Year 5 of its operations. This is the first year Stockgroup has been eligible for consideration on the Profit 100.

6. On June 7, 2001, Stockgroup announced that vFinance, Inc., a financial services company that provides investment banking and brokerage services, had selected Stockgroup's financial tools and content for its full service brokerage division, vFinance Investments, Inc. Stockgroup's financial tools team has licensed their proprietary, cutting-edge ASP software tools to vFinance Investment, Inc.'s full service brokerage. The tools, which are modular in format, are user-friendly portfolio management and quote information tools. These modular software tools are designed to protect the security and data integrity of vFinance's customers through their Internet presence. Stockgroup's financial software draws data from Stockgroup's servers and integrates that data with vFinance Investments account information, allowing the data to be protected and hosted in the vFinance technical environment.

7. On June 14, 2001, Sony Electronics announced the inclusion of Stockgroup Financial Tools in the Sony eVilla Network Entertainment Center. eVilla NetGuide is a home page that helps users access commonly used information with one mouse click, and includes such suppliers as ABCNEWS.com, Stockgroup and Zap2it.com. In addition, RealNetworks(R) will integrate its RealPlayer(R) 8 into the eVilla unit and EarthLink will be powering the eVilla device's Internet service. Stockgroup is providing Sony Electronics' e Villa users access to market information with delayed stock quotes, a personalized stock watch list, and a major North American indices intraday chart.

8. On June 21, 2001, Stockgroup announced an agreement with TELUS Mobility to deliver Web-based financial content and tools to their more than 2 million clients across Canada. TELUS Mobility Pocket Web clients can access Stockgroup.com financial information using their web ready wireless phones. Tools delivered include proprietary quote look-up and portfolio manager tools drawn from a database of 21,000 public companies. TELUS Mobility's Pocket Web wireless Internet service is available on all of its web ready digital phones. Access to the wireless web is so growing in popularity that investment analysts are predicting that by the year 2005, there will be 100 million users of wireless Internet services in North America alone.


DESCRIPTION OF BUSINESS MODEL

GENERAL

Stockgroup.com Holdings Inc. ("Stockgroup" or the "Company") is a financial media and technology company. As a Financial Software Tools and Content Provider, Stockgroup develops and licenses private labeled financial tools to enterprise clients in media, financial services and the corporate 500 market. Its proprietary technologies enable companies to provide news and data streams combined with cutting edge fundamental, technical, and productivity tools to their customers on a private labeled basis for a fraction of the cost of building and implementing the system on their own. Stockgroup is also a leading provider of Internet communication and disclosure products for publicly traded companies. Stockgroup recently introduced the Integrat-IR, on online tool that assists public companies in providing timely, accurate information to investors through their internet site for a small monthly fee.

Stockgroup's suite of financial tools and content provides its customers with:

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


CORPORATE OVERVIEW AND BACKGROUND

Stockgroup operates offices in Vancouver, San Francisco, and Toronto. Stockgroup was created as a technology and media company that developed Internet financial tools, content and media forums that assist individual investors with information about small cap companies. Stockgroup defines "small cap" as publicly traded companies with less than $750 million market capitalization. From its original website, www.Stockgroup.com, the Company used its experience and the funds from a private placement in spring 1999 to launch a more full-service website at www.smallcapcenter.com. This new website, launched in October 1999, included unbiased proprietary news and tools for the North American small cap market. Throughout 1999 and the first six months of 2000, the Company enhanced its www.smallcapcenter.com website and its tools and content. Stockgroup improved its position in the Services to Public Companies sector through a wider offering of services and tools to small cap companies. This expertise helped Stockgroup launch new sources of revenue - Financial Tools and Content and E-business. Stockgroup entered the Financial Tools and Content market by syndicating, or licensing, financial tools and content to websites that want to improve their content. The Financial Tools and Content market created opportunities for Stockgroup beyond its traditional core market of public small cap companies, allowing the Company to sell to a wide range of companies of all sizes. The quality of www.smallcapcenter.com and the expertise gained in building and maintaining it also gave Stockgroup the credibility and exposure required to win Financial Tools and Content and E-business contracts with companies that want a strong internet presence with a financial focus.

Early in 2001, as the market for Stockgroup's products and services evolved, it became apparent to Stockgroup's management that the previous emphasis on advertising and news could not be sustained. In the process of re-evaluating the profitability of its various products and services, Stockgroup instituted changes to improve the bottom line by reducing costs and emphasizing the most profitable areas of operation. A realignment of priorities was undertaken with the reduction of in-house news capabilities, as Stockgroup became more focussed on financial software tools and content. In order to preserve the profitability of its Services to Public Companies, Stockgroup introduced new products such as the Sector Supplements and the Integrat-IR. These new products represent the next generation of Stockgroup's Services to Public Companies, as they provide more intelligent and value-added solutions to customers that have a specific, defined need. Stockgroup also continues to emphasize its Financial Tools and Content business through ongoing product and channel development activities. While Stockgroup maintains the core capabilities necessary to take on new E-Business opportunities that may arise, Stockgroup has determined that the contractual, ongoing nature of Financial Tools and Content and Service to Public companies, especially the Integrat-IR, make them a higher priority. Stockgroup expects these changes to make the Company more closely aligned with current market conditions and more clearly focussed on the opportunities that will secure the Company's future markets as well.

PRODUCTS AND SERVICES

Stockgroup offers three services including Services to Public Companies, Financial Tools and Content and E-business. These three lines of revenue have previously been described by the Company in its disclosure documents as Business-to-Business Corporate Services, ASP Financial Tools and Services, and Enterprise Financial Website Development, respectively.

Services to Public Companies comprises the range of products and services that Stockgroup offers to its small cap company clients through its monthly marketing and maintenance programs, in addition to many online products and services. In the monthly programs, Stockgroup currently serves over 250 corporate clients, and for a monthly fee offers them a one-stop solution for their Internet corporate disclosure and corporate advertising requirements. Clients typically sign a twelve-month or longer agreement, and gain exposure to targeted investors. The monthly maintenance program, whereby Stockgroup updates subscriber websites with corporate information, also helps satisfy SEC and Canadian securities requirements for continuous disclosure on the Internet. Stockgroup has recently upgraded this product with the new Integrat-IR, an automated online corporate communications tool that provides timely, accurate information dissemination abilities to subscribers for a low monthly fee and minimal effort. Management expects this area of business to grow in light of recent SEC pronouncements requiring improved Internet disclosure for their registrants, which will cause an increase in the appeal of this offering. Revenues derived from online products and services include banner and button advertising, targeted communications to interested investors, email access to opt-in qualified investors, and Investor Marketplace where companies can be featured online with guaranteed results. Stockgroup has also recently introduced Sector Supplements, whereby companies in specific market sectors such as Energy, Biotech, and Mining can purchase a bundle of products and services that provide them with online and traditional corporate communications at a competitive cost.

Financial Tools and Content is aimed at any company that wishes to add financial news, tools, market data and in depth fundamental and technical analysis to their Web site. In its direct sales and through channel agreements, Stockgroup has already made sales to a wide array of customers including government agencies, large corporation Intranets and websites, internet companies, financial services companies and media companies. In addition to the wide array of customers Stockgroup has access to through channel agreements with syndicators, possible customers include the 5,000 full service brokers in North America. The Financial Tools and Content model is attractive because it is a comprehensive and inexpensive alternative to in-house development or partnership. It is a strong source of revenue for Stockgroup because of the recurring, annuity nature of the revenue streams, which are typically generated through 12-month contracts that renew annually. Other potential customers include but are not limited to insurance and trust companies, financial news publications, and investor relations firms. Since launching Financial Tools and Content products, during the second half of 2000 new Financial Tools and Content customers include major technology, banking, and insurance clients.

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

As of June 30, 2001 the company had 42 employees, of whom 38 were full time and 4 were part time.

SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three-month periods ending March 31 and June 30, 2001. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:                High         Low         Volume

March 31, 2001                $ 1.000     $ 0.375     1,005,700
June 30, 2001                 $ 0.650     $ 0.280     2,840,800

On June 30, 2001, the Company had 36 registered shareholders owning 9,064,525 shares.

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

Item 2. Changes in Securities and Use of Proceeds

On January 19, 2001, Stockgroup.com entered into a Securities Purchase Agreement pursuant to which it obtained $0.5 million. This transaction is fully described in Note 5[b] to the financial statements, included herein. Other equity transactions for the period are fully described in Note 7 to the financial statements, included herein.

Item 6. Exhibits and Reports on Form 8K

         (a)  Reports on Form 8-K

                  On January 30, 2001, the Company filed an 8K regarding the convertible debenture issued on January 19, 2001. This issuance is described completely in Note 5[b] to the financial statements included herein.

                  No other reports on form 8-K have been filed in 2001.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP.COM HOLDINGS, INC.
(Registrant)

Date: August 10, 2001       By:  /s/ Lindsay Moyle, CGA
                                 ---------------------------------------------
                                 Chief Financial Officer, Secretary & Treasurer