Form 10QSB
period 2001-09-30
STOCKGROUP COM HOLDINGS INC
filed 2001-11-07
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001.

[_] Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

Commission file number: 0-23687

                       Stockgroup Information Systems Inc.
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


              Former name or address: Stockgroup.com Holdings Inc.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [_] No [_]

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,108,058

Transitional Small Business Disclosure Format (check one): Yes: [_] No: [X]

                       Stockgroup Information Systems Inc.
                                   FORM 10-QSB

                                      INDEX


Item 1.  Financial Statements (unaudited)                                      4
   CONSOLIDATED BALANCE SHEETS                                                 4
   CONSOLIDATED STATEMENTS OF PROFIT AND LOSS                                  5
   CONSOLIDATED STATEMENTS OF CASH FLOWS                                       6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  7
Item 2. Management's Discussion and Analysis of Financial Condition
     and Results Of Operations                                                12
Part II. OTHER INFORMATION                                                    22
Item 1. Legal Proceedings                                                     22
Item 2. Changes in Securities and Use of Proceeds                             22
Item 4. Submission of Matters to a Vote of Security Holders                   22
Item 6. Exhibits and Reports on Form 8-K                                      23
SIGNATURES                                                                    23

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

                       Stockgroup Information Systems Inc.
                           CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                                             September 30,    December 31,
                                                                                      2001            2000
                                                                              ------------    ------------
ASSETS (note 6)
    CURRENT
       Cash and cash equivalents                                              $    129,370    $    338,448
       Accounts receivable [net of allowances for doubtful
          accounts of $419,449; December 31, 2000 $471,430]                        226,495         218,810
       Prepaid expenses                                                             64,173         116,127
                                                                              ------------    ------------
    TOTAL CURRENT ASSETS                                                      $    420,038    $    673,385
       Property and equipment, net                                            $    361,679    $    529,855
       Assets under capital lease, net                                              21,568              --
                                                                              ------------    ------------
                                                                              $    803,285    $  1,203,240
                                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
    CURRENT
       Bank indebtedness                                                      $      8,452    $     14,303
       Accounts payable                                                            434,385         796,637
       Accrued payroll liabilities                                                 159,142         194,241
       Deferred revenue                                                            162,728         181,987
       Convertible notes and debentures
         and accrued interest (note 5)                                           2,472,445       2,662,000
       Notes payable and accrued interest (note 6)                                 103,487              --
       Warrants liability (note 3)                                                 110,000              --
       Current portion of capital lease obligation                                   7,587              --
                                                                              ------------    ------------
    TOTAL CURRENT LIABILITIES                                                 $  3,458,226    $  3,849,168
    Convertible notes and debentures
       and accrued interest (note 5)                                                51,664              --
    Capital lease obligation                                                        13,317              --
                                                                              ------------    ------------
    TOTAL LIABILITIES                                                         $  3,523,207    $  3,849,168
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (note 9)

SHAREHOLDERS' EQUITY (DEFICIENCY) (note 7)
       COMMON STOCK, No Par Value
       Authorized shares - 75,000,000 (December 31 - 50,000,000) Issued and outstanding shares - 10,108,058 in 2001
           and 8,467,676 at December 31, 2000                                 $  7,965,842       7,344,483
       ADDITIONAL PAID-IN CAPITAL                                                2,397,672       2,602,743
       ACCUMULATED DEFICIT                                                     (13,083,436)   $(12,593,154)
                                                                              ------------    ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                       $ (2,719,922)   $ (2,645,928)
                                                                              ------------    ------------
                                                                              $    803,285    $  1,203,240
                                                                              ============    ============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                   CONSOLIDATED STATEMENTS OF PROFIT AND LOSS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                      Three Months   Three Months   Nine Months    Nine Months
                                      Ended Sept    Ended Sept 30,  Ended Sept     Ended Sept 30,
                                      30, 2001      2000(restated   30, 2001      2000 (restated
                                                        - note 2)                     - Note 2)
                                      -----------    -----------    -----------    -----------
REVENUE
    Revenues                          $   731,635    $   770,148    $ 2,353,013    $ 2,842,306
    Cost of revenues                      208,301        508,801        943,753      1,371,516
                                      -----------    -----------    -----------    -----------
    Gross profit                      $   523,334    $   261,347    $ 1,409,260    $ 1,470,790

EXPENSES
    Sales and marketing               $    77,356    $   724,097    $   423,085    $ 2,306,862
    Product and website development        25,229         20,604        175,375        643,983
    General and administrative            386,033        957,716      1,514,607      2,777,258
                                      -----------    -----------    -----------    -----------
                                      $   488,618    $ 1,702,417    $ 2,113,067    $ 5,728,103
                                      -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS         $    34,716    $(1,441,070)   $  (703,807)   $(4,257,313)

Interest income                               936         27,694          3,642         77,410
Interest expense                         (327,051)    (1,292,802)      (525,778)    (2,028,826)
Gain on warrants liability                242,000             --        242,000             --
Other income (expense)                     (4,191)         1,538         21,414          2,323
                                      -----------    -----------    -----------    -----------
NET LOSS BEFORE EXTRAORDINARY
    ITEMS AND CUMULATIVE CHANGE
    IN ACCOUNTING PRINCIPLE           $   (53,590)   $(2,704,640)   $  (962,529)   $(6,206,406)


Extraordinary gain on redemption
    of convertible notes (note 5a)         58,701      1,048,373         58,701      1,048,373
Cumulative effect of change in
    accounting principle (note 3)              --             --        413,546             --
                                      -----------    -----------    -----------    -----------
NET INCOME (LOSS)                     $     5,111    $(1,656,267)   $  (490,282)   $(5,158,033)
                                      ===========    ===========    ===========    ===========
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:
Net Loss before extraordinary items
    and cumulative effect of change
    in accounting principle           $     (0.01)   $     (0.33)   $     (0.11)   $     (0.75)
Extraordinary gain on redemption
    of convertible notes              $      0.01    $      0.13    $      0.00    $      0.12
Cumulative effect of change
    in accounting principle           $      0.00    $      0.00    $      0.05    $      0.00
Net loss                              $     (0.00)   $     (0.20)   $     (0.06)   $     (0.63)
                                      ===========    ===========    ===========    ===========
Weighted average shares
    outstanding for the period          9,863,980      8,291,143      9,029,116      8,227,282
                                      ===========    ===========    ===========    ===========

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]



                                                             Nine Months     Nine Months
                                                             Ended Sept     Ended Sept 30,
                                                             30, 2001       2000 (restated
                                                                             - Note 2)
                                                             -----------    -----------
OPERATING ACTIVITIES
Net Loss                                                     $  (490,282)   $(5,158,033)
Add (deduct) non-cash items
    Amortization                                                 146,373        103,094
    Loss on disposition of property and equipment                  7,896             --
    Amortization of deferred financing costs                       8,818             --
    Extraordinary gain on redemption of convertible notes        (58,701)    (1,048,373)
    Cumulative effect of change in accounting principle         (413,546)            --
    Gain on warrants liability                                  (242,000)            --
    Effective interest on convertible notes and debentures       379,719      1,916,336
    Bad debt expense                                             (51,981)        52,890
    Common stock issued for services                               9,690        257,600
    Stock based compensation                                      99,351        102,521
                                                             -----------    -----------
                                                             $  (604,663)   $(3,773,965)
    Net changes in non-cash working capital
       Accounts receivable                                        44,296        195,953
       Due from shareholder                                           --         28,820
       Prepaid expenses                                           51,955        815,234
       Accounts payable                                         (362,252)      (479,589)
       Accrued payroll liabilities                               (35,099)       (28,540)
       Accrued interest on notes payable                           3,140             --
       Accrued interest on convertible notes                     132,112         90,000
       Deferred revenue                                          (19,259)        65,267
                                                             -----------    -----------
CASH PROVIDED BY (USED IN) OPERATIONS                        $  (789,770)   $(3,086,820)
                                                             -----------    -----------
FINANCING ACTIVITIES
    Issuance of common stock                                     173,993        435,000
    Issuance of convertible debt and warrants (net)              479,960      2,869,990
    Issuance of notes payable (net)                              100,347             --
    Redemption of convertible notes                             (181,000)      (862,500)
    Repayment of capital lease obligation                         (3,742)            --
    Repayment of bank indebtedness                                (5,851)        (5,267)
                                                             -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING                         $   563,707    $ 2,437,223
                                                             -----------    -----------
INVESTING ACTIVITIES
    Property and equipment (net)                                 (17,600)      (268,515)
    Proceeds on disposition of property and equipment             34,585             --
                                                             -----------    -----------
CASH PROVIDED BY (USED IN) INVESTING                         $    16,985    $  (268,515)
                                                             -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (209,078)      (918,112)
Cash and cash equivalents, beginning of period                   338,448      1,658,822
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   129,370    $   740,710
                                                             ===========    ===========

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2001
                                   (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. ("Stockgroup") is a financial media and technology company. It is a leading provider of private labeled financial content and software solutions to media, corporate, and financial services companies. Stockgroup employs proprietary technologies that enable its clients to provide financial data streams and news combined with cutting edge fundamental, technical, productivity, and disclosure tools to their customers, shareholders, and employees at a fraction of the cost of traditional internal methods. Stockgroup is also a provider of Internet communications products for publicly traded companies. Its financial web site www.smallcapcenter.com is a state of the art online research center for the investment community. Stockgroup was previously operated under the name Stockgroup.com Holdings, Inc. until its name was changed in accordance with the relevant provisions of the Colorado Business Corporations Act and pursuant to shareholder approval received at the Company's annual general meeting held September 20, 2001. Stockgroup was incorporated under the laws of Colorado on December 6, 1994 under the former name of I-Tech Holdings Group, Inc. ("I-Tech"), a United States non-operating company registered on the NASD OTC Bulletin Board.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

The Company incurred a loss before extraordinary items and before the cumulative effect of a change in accounting principle of $962,529 for the nine months ended September 30, 2001, has an accumulated deficit of $13,083,436 and had a working capital deficiency of $3,038,188 as at September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and debt private placements. Management expects that revenues resulting from current operations will increase which, when combined with the fact that start-up costs were substantially complete in 2000, will allow the Company to achieve profitable operations and positive cash flows in 2001. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

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


2. COMPARATIVE FIGURES

Revenues for the third quarter of 2000 have been reduced by $25,000 ($500,000 year-to-date) to account for annual adjustments posted at December 31, 2000.

Interest expense for the third quarter and year-to-date 2000 has been increased by $1,292,802 ($2,028,826 year-to-date) to account for annual adjustments posted at December 31, 2000.

Extraordinary gain (loss) on redemption of convertible notes for the third quarter and year-to-date 2000 has been increased by $1,298,137 to account for annual adjustments posted at December 31, 2000.


3. WARRANTS LIABILITY AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

The Emerging Issues Task Force Abstract No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19") became applicable to the Company's warrants on June 30, 2001. Since the number of shares issuable in the event of exercise of the callable warrants is not subject to an explicit limit, the Company's 300,000 callable and 800,000 other warrants were presented as a liability at their fair value as at June 30, 2001, and will continue to be marked to market thereafter. The difference between the previous carrying value of the warrants in additional paid in capital of $765,546 and their fair value at June 30, 2001 of $352,000 has been recorded as the cumulative effect of a change in accounting principle on prior periods. This change and the resulting ongoing mark to market adjustments has decreased the net loss per share for the three and nine months ended September 30, 2001 by $242,000 and $655,546 respectively and decreased the net loss per share by $0.02 and $0.07 respectively. The difference between their fair value at June 30, 2001 and their fair value at September 30, 2001 has been recorded as a gain on warrants liability, as will all future fair value adjustments.


4. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

No amount owing from any one customer represented more than 10% of the total accounts receivable balance at September 30, 2001. Amounts owing from two customers represented 31% and 11% respectively of the total accounts receivable balance at December 31, 2000. No other customers represented greater than 10% of the total balance in any period presented.

5. CONVERTIBLE NOTES AND DEBENTURES AND ACCRUED INTEREST

The following table summarizes the activity under various agreements:

-----------------------------------------------------------------------------------------

                                                           September 30,   December 31,
                                                               2001           2000
                                                            ----------     ----------
8% Convertible notes, maturing March 31, 2002 (a)
         Principal                                          $ 1,924,000    $2,200,000
         Prepayment premium                                     288,600       330,000
         Interest                                               259,845       132,000
                                                            -----------    ----------
         Subtotal Current portion                           $ 2,472,445    $2,662,000
                                                            -----------    ----------
3% Convertible debentures, maturing December 31, 2003 (b)
         Principal                                          $   200,000    $       --
         Debt discount                                          (94,614)           --
         Unamortized beneficial conversion feature              (57,989)           --
         Accrued interest                                         4,267            --
                                                            -----------    ----------
         Subtotal Long term portion                         $    51,664    $       --
                                                            -----------    ----------
Total Convertible notes and debentures                      $ 2,524,109    $2,662,000
                                                            ===========    ==========

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

     During the third quarter ended September 30, 2001, the Company extinguished a total of $181,000 in principal to one of the note holders. These extinguishments were made pursuant to an agreement between Stockgroup and the note holder under which the note holder would refer business to Stockgroup and the proceeds of such business would be used to repay the principal amount outstanding. These cash redemptions resulted in a $58,701 extraordinary gain, which included the repurchase of the beneficial conversion feature and elimination of the prepayment premium at the date of extinguishment.

     At September 30, 2001 holders of the convertible notes have the right to convert $855,000 of the notes, in whole or in part, into common shares of the Company at any time. The holders also have the right to put the remaining $1,069,000 to the Company at any time, in whole or in part, after which they may convert the amount of the notes subject to each put notice into common shares 10 days after each put notice.

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

     On April 4, 2001, the Company filed an effective registration statement covering the common shares issuable on exercise of the warrants, the common shares underlying the convertible debentures, and the common shares issuable, if any, in payment of interest on the debentures. A post-effective amendment number one to the registration statement was filed on June 27, 2001 and became effective on July 20, 2001.

     The gross proceeds of $500,000 have been allocated to the convertible debenture and the Series A and B warrants based on the relative fair value of each security at the time of issuance. Accordingly, $190,000 was allocated to the notes and $310,000 was allocated to the Series A and B warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model.

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

     On July 17, 2001, one of the debenture holders converted principal of $300,000 plus accrued interest into 608,827 common shares. This conversion resulted in the immediate recognition of $254,554 in interest expense related to the previously unamortized debt discount and beneficial conversion feature.


6. NOTES PAYABLE AND ACCRUED INTEREST

The following table summarizes the activity under various agreements:
-------------------------------------------------------------------------------
                                            September 30,   December 31,
                                                   2001         2000
                                            -----------     -----------
16% Notes, maturing July 31, 2002
         Principal                          $   100,347     $        --
         Accrued interest                         3,140              --
                                            -----------     -----------
Total Notes Payable                         $   103,487     $        --
                                            ===========     ===========

On May 8, 2001 the Company entered into a Securities Purchase Agreement with an individual investor to issue $32,375 of secured unregistered 16% debentures. The debentures mature on July 31, 2002. Interest accrues on the debentures at the rate of 16% per annum, and is payable at the end of each calendar quarter and at maturity. Investors may also choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. The investor has been granted a second floating charge over all of the Company's property, assets, and rights as security for the amount borrowed by the Company.

On May 10, 2001, the Company entered into a Securities Purchase Agreement with an individual investor to issue a further $35,000 of secured unregistered 16% debentures under the same terms as those issued May 8.

On July 16, 2001, the Company entered into a Securities Purchase Agreement with a Director and Officer of the Company to issue a further $32,972 of secured unregistered 16% debentures under the same terms as those issued May 8.


7. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. The authorized capital of the Company was increased from 50,000,000 shares of common stock to 75,000,000 shares of common stock pursuant to a vote of the shareholders at the Company's annual general meeting held September 20, 2001. At this meeting the Company also received approval for the 2001 Stock Option Plan that allows the issuance of 1,000,000 common shares of the Company.

At September 30, 2001, in addition to the 10,108,058 common shares outstanding, there were also 2,799,900 options and 1,100,000 warrants outstanding.

================================================================================
Issues of common shares for the nine month period ended September 30, 2001 are summarized as follows:

--------------------------------------------------------------------------------
Pursuant to conversions of convertible notes and debentures:
--------------------------------------------------------------------------------
On February 6, 2001, the Company issued 67,508 common shares pursuant to a conversion notice received under the April 3, 2000 convertible note as discussed in Note 5[a].

On June 28, 2001, the Company issued 284,305 common shares pursuant to a conversion notice received under the April 3, 2000 convertible note as discussed in Note 5[a].

On July 17, 2001, the Company issued 608,827 common shares pursuant to a conversion notice received under the January 19, 2001 convertible debenture as discussed in Note 5[b].

--------------------------------------------------------------------------------
For services or compensation to employees:
--------------------------------------------------------------------------------
On January 18, 2001, the Company issued 10,000 common shares in exchange for consulting services. The transaction was recorded at a fair value of $9,690 for the common shares based on the closing stock price on the date of the agreement.

On May 11 and 20, 2001, the Company issued an aggregate of 35,036 common shares to employees resulting in a compensation expense and increase in share capital of $16,150.

On July 18 and 26, 2001, the Company issued an aggregate of 34,706 common shares to employees resulting in a compensation expense and increase in share capital of $7,861.

--------------------------------------------------------------------------------
Pursuant to exercises of stock options under 1999, 2000, and 2001 stock option plans:
--------------------------------------------------------------------------------
For the nine month period ended September 30, 2001, the Company issued 600,000 common shares to employees pursuant to exercise notices received under all stock option plans for total net proceeds of $173,993.
================================================================================

================================================================================
Issues of warrants to purchase common shares for the nine month period ended September 30, 2001 are summarized as follows:
--------------------------------------------------------------------------------

On January 19, 2001, the Company issued warrants to purchase 800,000 common shares as described in Note 5[b]. The fair value of the warrants issued, net of financing costs, amounted to $298,778 and was recorded as an increase to additional paid-in capital.
================================================================================

8. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable industry segment with the following sources of revenue:

                                                      For the nine months ended
                                                     Sep 30, 2001   Sep 30, 2000
                                                      ----------     ----------
Services to Public Companies                          $1,329,466     $1,733,048
Financial Software and Content Systems                   406,281          3,119
E-business                                               617,266      1,106,139
                                                      ----------     ----------
                                                      $2,353,013     $2,842,306
                                                      ==========     ==========

During the first nine months 2001, the Company had two customers from whom revenue received by the Company represented approximately 35% of total revenue. During the first nine months 2000, the Company had two customers from whom revenue received by the Company represented approximately 41% of total revenue. No other customers represented greater than 10% of revenue.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
SEPTEMBER 30, 2000

The first three quarters of 2001 has demonstrated the effectiveness of the Company's recent cost reduction efforts and the results of its focus on licensing software/content systems compared to E-business consulting. This focus has shifted the company from project based revenue to more predictable re-occurring revenue from longer term contracts. Our operating costs have continued to decline for the third consecutive quarter, and are significantly lower than the same period last year. Our revenue has declined due to adverse financial markets and a slow down in the general business environment and de-emphasis of E-Business contracts. A number of our products for public companies are directly impacted by the state of the financial markets. The Company has made operating cost reductions to help offset the decline in revenue. Due to new and ongoing product innovations in our software business and lower fixed costs, Stockgroup is positioned to benefit from market improvements in future quarters through increased revenue and profitability.

                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
Total revenues in the first three quarters of 2001 were $2.4 million compared to $2.8 million in 2000, a decrease of $0.5 million, or 17.2%. Total revenues in the third quarter of 2001 were $0.73 million compared to $0.77 million in 2000, a decrease of $38,513, or 5.0%. The company's business of Services to Public Companies decreased compared to last year, from $1.7 million in 2000 to $1.3 million in 2001, a decrease of $0.4 million or 23.5%. Much of this decrease is attributed to the decrease in public company corporate communications spending caused by the slowdown in financial markets. E-Business revenue declined by $0.5 million, or 44.2%, for the first three quarters compared to the same period in 2000. This was because the company refocused its strategy from short term E-Business project consulting to one of longer term licensing of software/content systems. Compensation for reductions in the other two revenue segments came from the company's newest source of revenue, as Financial Software and Content Systems increased by $0.4 million in the first three quarters of 2001 compared to the same period in 2000.

Gross profits in the first three quarters of 2001 were $1.4 million compared to $1.5 million in 2000, a decrease of $0.1 million, or 4.2%. Gross profits in the third quarter of 2001 were $0.5 million compared to $0.3 million in 2000, an increase of $0.3 million, or 100.2%. Gross profits increased in the third quarter due to reductions in operating costs as a result of decreases in the staff levels of E-business consulting and substantially reduced operating costs associated with maintaining smallcapcenter.com.

Stockgroup has expanded its offering in the Services to Public Companies markets through the development of a software application for shareholder disclosure and communication responsibilities of public companies called the IntegratIR(TM). The IntegratIR(TM) is an automated Internet disclosure software application initially launched in beta format in April 2001 and with the full version in September 2001. The IntegratIR assists public companies comply with continuous disclosure requirements on their Internet site. For a fixed monthly fee, public companies can ensure their message is effectively and accurately communicated to investors with minimal effort on their part. The IntegratIR(TM) automates the updating of news releases, SEC filings, quotes and charts to the customer's web site on a private labeled basis. The IntegratIR(TM) also gives the investor relations officer desktop control over changing and updating the other content areas of IR. Stockgroup will continue to complement the growing popularity of its Services to Public Companies products by entering profitable new strategic areas.

While the revenue from Financial Tools and Content represents less than 18% of sales in the first three quarters of 2001, this is an increase over the 2% of sales it represented for the full year 2000. This is a growing source of revenue that is expected to increase as 2001 progresses. Stockgroup started providing financial software tools and applications to other companies' websites and intranets on a private labeled basis late in November 2000. Each customer the Company secures typically signs a twelve-month contract that provides a monthly recurring revenue stream. The Company's Financial Tools and Content and its Services to Public Companies are derived from a common technology base and both benefit from continuous recurring revenues.

E-business revenue for the first half of 2001 was mainly derived from work on a financial leasing exchange for the company's client, OnMark. The Onmark contract was secured late last year and was completed in April 2001. No significant new E-business contracts have been generated in the second or third quarters.

                                                              Operating Expenses
--------------------------------------------------------------------------------
Total operating expenses in the first three quarters of 2001 were $2.1 million compared to $5.7 million in 2000, a decrease of $3.6 million or 63.1%. Total operating expenses in the third quarter of 2001 were $0.5 million compared to $1.7 million in 2000, a decrease of $1.2 million or 71.3%. Stockgroup was able to make significant reductions in all areas of expenditures without reducing its ability to earn revenues. Stockgroup will continue to keep expenses as low as possible as it grows revenues to continue profitable operations in 2001.

Sales and Marketing expenses were $0.4 million in the first three quarters of 2001 compared to $2.3 million in 2000, a decrease of $1.9 million or 81.7%. Sales and Marketing expenses were $0.1 million in the third quarter of 2001 compared to $0.7 million in 2000, a decrease of $0.6 million or 89.3%. These reductions are a result of the Company's decision late in the third quarter of 2000 to change the company's main strategy to licensing software and to place a lesser emphasis on building a financial community with proprietary small cap news. This allowed the company to reduce its advertising expenses associated with smallcapcenter significantly. Stockgroup expects these ongoing reductions to have a continuing beneficial effect on costs in this area in future quarters of 2001.

Product Development expenses in the first three quarters of 2001 were $0.2 million compared to $0.6 million in 2000, a decrease of $0.4 million or 72.8%. Product Development expenses in the third quarter of 2001 were $25,229 compared to $20,604 in 2000, an increase of $4,625 or 22.4%. The year to date decreases in this area were a result of cost reduction efforts as described in the previous paragraphs.

General and Administrative expenses in the first three quarters of 2001 were $1.5 million compared to $2.8 million in 2000, a decrease of $1.3 million, or 45.5%. General and Administrative expenses in the third quarter of 2001 were $0.4 million compared to $1.0 million in 2000, a decrease of $0.6 million, or 59.7%. These reductions are a result of the Company's decision late in the third quarter of 2000 to change the company's main strategy to licensing software and to place a lesser emphasis on building a financial community with proprietary small cap news. This allowed the company to reduce its travel, staffing and other expenses associated with smallcapcenter significantly. Stockgroup expects these ongoing reductions to have a continuing beneficial effect on costs in this area in future quarters of 2001.


                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Interest income in the first three quarters of 2001 was $3,642 compared to $77,410 in 2000, a reduction of $73,768 or 95.3%. Interest income in the third quarter of 2001 was $936 compared to $27,694 in 2000, a reduction of $26,758 or 96.6%. Interest is earned on short term investments of available cash, so the reduction is in line with lower cash levels in 2001 compared to 2000.

Interest expense in the first three quarters of 2001 was $0.5 million compared to $2.0 million in 2000, a decrease of $1.5 million, or 74.1%. Interest expense in the third quarter of 2001 was $0.3 million compared to $1.3 million in 2000, a decrease of $1.0 million, or 74.7%. Reductions in this area were due to large non-cash interest amounts generated in 2000 relating to the convertible notes issued in the second quarter of 2000 that were not repeated in 2001. Of the $0.5 million amount for 2001, only $10,808 was actually paid in cash; a further $135,252 is the actual amount that has accrued and will be payable in cash or shares upon redemption or conversion of the balance of the outstanding notes and debentures. The remaining $0.4 million in interest expense is deemed interest recorded as a result of the particular nature of the January 19, 2001 $0.5 million convertible debenture's conversion formula that entitles the holder to an in-the-money conversion rate. Due to the variable nature of the conversion feature, the effective interest will continuously be re-measured as the Company's stock price changes, until conversion or maturity of the notes.

Due to its net loss position, the Company did not incur tax in 2000. As at the most recent year end, Stockgroup had tax loss carry forwards of $6,718,000 in Canada which expire in 2006 and 2007, and tax loss carry forwards of $2,306,000 in the U.S. which expire in 2019 and 2020.

                                                                      Net Income
--------------------------------------------------------------------------------
The net loss for the first three quarters of 2001 was $0.5 million compared to a loss of $5.2 million in 2000, a decrease in losses of $4.7 million or 90.5%. Net income for the third quarter of 2001 was $5,111 compared to a loss of $1.66 million in 2000, an increase in profits of $1.66 million or 100.3%. This change to income from losses was a result of cost reduction efforts as described above, as well as the $0.4 million net positive impact of the change in accounting for warrants as described in note 3 to the financial statements, interest on convertible debt that was not repeated in 2001, and the $0.2 million net positive impact of the revaluation of the warrant liability.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Stockgroup ended the third quarter of 2001 with cash and cash equivalents of $129,370, an increase of $14,698 from the previous quarter. This compares with net cash usage of $84,183, $139,594, $402,262 and $1,895,597 in the previous four quarters respectively. In keeping with this downward pattern in net cash usage, the Company has achieved its goal of achieving positive cash flow. Although the Company expects to maintain positive cash flow without further need for financing, it may require such financing to improve its working capital position. Additionally, it will still pursue financing in order to grow the business to the greatest possible extent. In the third quarter of 2000 Stockgroup ended with cash and cash equivalents of $740,710.

Stockgroup expects that increasing revenues resulting from current operations, combined with the fact that start-up costs are substantially complete, will increase cash inflows going forward. However, there can be no assurance that revenue will increase or that costs will be lower going forward. In addition, cash levels may be insufficient if the Company responds to a prepayment demand from certain of the noteholders by making a cash prepayment, rather than electing to have the noteholders convert a portion of their convertible notes into shares of common stock. To the extent that either of these possibilities seriously depletes cash levels, the Company may need to seek additional capital. If it does, there can be no assurance that it will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. If the Company is unable to generate the required amount of additional capital, its ability to meet obligations and to continue operations may be adversely affected.


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

2. During the first quarter of 2001, Stockgroup integrated a variety of financial software and content solutions for new customers including the US Navy, Unisys, Prime Vest and Conseco's Internet/Intranet sites. Stockgroup provides these sites with its proprietary financial tools, including delayed and real-time quotes, interactive charting and customizable portfolios. These products are licensed to clients and delivered in a private-labeled format to the specifications of the customer.

3. On April 30, 2001, Stockgroup announced the initial Beta launch of its innovative web-based investor relations software application, the IntegratIR(TM). The IntegratIR(TM) allows companies to more effectively communicate with shareholders and potential investors so they can better achieve their disclosure requirements. The IntegratIR(TM) is a communications tool that seamlessly integrates into a public company's existing web site and reflects the company's branding, look and feel. The IntegratIR(TM) automates the updating of the public company's critical time sensitive disclosure information on their Internet site. News releases, financial reports, SEC filings, quotes, interactive charting, and other disclosure information is updated with Stockgroup's IntegratIR(TM) software. The IntegratIR(TM) also interacts with a sophisticated email database response system that automates the delivery of news and messages for the public company to their shareholder database and their other mailing lists.

     In addition, with the IntegratIR(TM) enables Investor Relations Officers to directly change and administer their investor relation's site without having specialized technical skill or training. Changes can be made to their investor relation's site with a few mouse clicks. The IntegratIR(TM) communications tool is accessible to the client company 24 hours a day, 7 days a week, and can be administered from any location. The IntegratIR(TM) is available for both US and Canadian companies.

     The full version of the IntegratIR(TM) was launched in Q3, 2001.

4. On June 5, 2001, Stockgroup announced that Profit Magazine had recognized the Company as one of Canada's fastest growing companies. Stockgroup ranked 35th on the Profit Magazine Top 100 Fastest Growing Companies list, which can be found in the June 2001 issue of Profit Magazine. The 2001 Profit 100 list awards companies based on their 5-year revenue growth. Stockgroup revenues grew 2,426% from Year 1 to Year 5 of its operations. This is the first year Stockgroup has been eligible for consideration on the Profit 100.

5. On June 7, 2001, Stockgroup announced that vFinance, Inc., a financial services company that provides investment banking and brokerage services, had selected Stockgroup's financial tools and content for its full service brokerage division, vFinance Investments, Inc.


6. On June 21, 2001, Stockgroup announced an agreement with TELUS Mobility to deliver Web-based financial software, content and tools to their more than 2 million clients across Canada. TELUS Mobility Pocket Web clients can access Stockgroup financial information using their web ready wireless phones. Tools delivered include proprietary quote look-up and portfolio manager tools drawn from a database of 21,000 public companies. TELUS Mobility's Pocket Web wireless Internet service is available on all of its web ready digital phones.

7. On September 26, 2001, Stockgroup announced an agreement with Octet Corporation to launch the Instant Trade Tool(TM). The Instant Trade Tool(TM) will allow brokerage, commodity, mutual fund and trading firms the ability to access their investor customers who currently research the investment marketplace through third party corporate, enterprise and portal websites. By utilizing the proprietary pre-populated trading interface, the websites will be able to hotlink financial news, stock prices, and charts directly to an investor's online brokerage account. Investors can now translate breaking news stories into market orders by clicking on the Instant Trade Tool(TM) and instantly execute an order without having to go through the time consuming steps of accessing their online account. Currently an online investor typically goes through 6-8 steps between researching a company to executing a trade. An investor using the Instant Trade Tool(TM) will be able to shorten the process by up to 4-6 steps, saving execution time.

8. On October 2, Stockgroup announced they have signed an agreement with Comtex News Network, Inc. to make available Stockgroup's financial tools and content to COMTEX's clients reaching over 1000 distribution points. Stockgroup's leading edge financial tools will be integrated into COMTEX's hosted product line - News Solutions. This agreement allows COMTEX to provide its customers with additional financial tools in addition to offering end-users the critical content they need to stay informed about financial market events. The combined Stockgroup and COMTEX solution provides a one-stop financial content solution for COMTEX and Stockgroup clients.

9. On October 8, 2001, Stockgroup announced an agreement with ClariNet Communications Corporation, an aggregator and re-distributor of news and publisher of ClariNews, under which each party will represent the products of the other. Under the terms of the agreement, ClariNet will offer its corporate, institutional and ISP news clients Stockgroup's proprietary, cutting-edge ASP software tools and content system along with the ClariNet news products. The ClariNet additions include a new ClariNet product that allows users to add company news relating to any of the public companies contained within the Stockgroup software products.

10. On October 11, 2001, Stockgroup announced it had changed its name from Stockgroup.com Holdings, Inc. to Stockgroup Information Systems Inc. to better reflect its emphasis on providing financial content and software systems to customers.


DESCRIPTION OF BUSINESS MODEL

GENERAL

Stockgroup Information Systems Inc. ("Stockgroup" or the "Company") is a financial media and technology company. As a Financial Software Tools and Content Provider, Stockgroup develops and licenses private labeled financial tools to enterprise clients in media, financial services and the corporate 500 market. Its proprietary technologies enable companies to provide news and data streams combined with cutting edge fundamental, technical, and productivity tools to their customers on a private labeled basis for a fraction of the cost of building and implementing the system on their own. Stockgroup is also a leading provider of Internet communication and disclosure products for publicly traded companies. Stockgroup recently introduced the IntegratIR(TM), on online tool that assists public companies in providing timely, accurate information to investors through their internet site for a small monthly fee.

Stockgroup's suite of financial tools and content provides its customers with:

[_]  Real-time stock quotes on major U.S. exchanges;

[_]  North American 20-minute delayed stock quotes and indices;

[_]  Wireless North American stock quotes and indices;

[_] Portfolio management, live portfolio updates and wireless portfolio updates;

[_]  Most active stock updates and wireless updates;

[_]  Daily winners/losers updates and wireless updates; and,

[_]  Company profiles, stock screening (investment data) and technical analysis.


CORPORATE OVERVIEW AND BACKGROUND

Stockgroup Information Systems Inc. ("Stockgroup" or the "Company") is a United States publicly traded company. From its head office in Vancouver, Stockgroup operates offices in San Francisco and Toronto. Stockgroup is a technology and media company that develops financial software applications and content systems to allow corporations to provide stock market data, content and tools to their customers on a private labeled basis for a fraction of the cost of doing it internally. In addition, Stockgroup provides a suite of shareholder disclosure and communication products for publicly traded companies. Its financial web site www.smallcapcenter.com is a state of the art online research center for the investment community

The company used its experience and the funds from a public offering in spring 1999 to provide the foundation for the development and initial marketing of its products. As of October 2001, the company had 33 full time employees.

Stockgroup operated from 1995 to 1997 as a profitable financial Internet technology and media company that offered proprietary financial news and tools to investors and companies.

From 1998 to 2001, Stockgroup expanded its disclosure and communication products for Public Companies model and launched its small cap investor community website (www.smallcapcenter.com). The financial site was created to attract a targeted group of investors and support the communication products business. Smallcapcenter provides a number of advertising opportunities for public companies and serves as a research and development lab for testing various financial software products. This core business generates recurring, contractual revenues earned from public companies.

Stockgroup entered the Financial Software and Content market late in 2000 by licensing its proprietary financial software tools, content and applications to customers that need to offer financial information to their customers or improve their content offering The Company has access to a wide array of customers through its internal sales team as well as its recently acquired industry reseller channels. Stockgroup's software content model is attractive to customers because it is a comprehensive and cost effective alternative to in-house development.

Early in 2001, as the market for Stockgroup's products and services evolved, it became apparent to Stockgroup's management that the previous emphasis on its financial community with revenue from advertising and proprietary news creation could not be sustained. In the process of re-evaluating the profitability of its various products and services, Stockgroup instituted changes to improve the bottom line by reducing costs and emphasizing the most profitable areas of operation. A realignment of priorities was undertaken with the reduction of in-house news capabilities, as Stockgroup became more focussed on financial software and content systems. In order to preserve the profitability of its Services to Public Companies, Stockgroup introduced new products such as the Sector Supplements and the IntegratIR(TM). These new products represent the next generation of Stockgroup's Services to Public Companies, as they provide more intelligent and value-added solutions to customers that have a specific, defined need. Stockgroup also continues to emphasize its Financial Software and Content systems business through ongoing product and re-seller channel development activities. While Stockgroup maintains the core capabilities necessary to take on new E-Business opportunities that may arise, Stockgroup has determined that the contractual, ongoing nature of Financial Software and Content Systems and Service to Public companies, especially the IntegratIR(TM), make them a higher priority. Stockgroup expects these changes to more closely align with the needs of its customers and more clearly focus the company on opportunities that will secure future markets.

PRODUCTS AND SERVICES

Stockgroup's understanding of net based financial technology and media has enabled it to leverage its products and services to enter new markets and secure new clients. Using a common integrated technology platform, Stockgroup has developed two main revenue sources; Financial Software and Content Systems and Shareholder Disclosure and Communication Products for Public Companies (including Smallcapcenter). Smallcapcenter.com is an online news magazine owned by Stockgroup, which supports a number of its communication products for public companies.

1.   Financial Software and Content Systems

Stockgroup has developed proprietary financial applications and tools it licenses to clients such as Fortune 2000 Corporations, Internet sites and financial services firms, earning annuity type revenues. Stockgroup provides these on a private-labeled basis. These products and services are typically sold on long term (typically twelve month) contracts, generating recurring revenue streams. As an authorized reseller the monthly license fees include the cost of data from over 25 third-party data feeds from vendors including S&P Comstock, Marketguide, Comtex, Globe Interactive, Multex, NAQ and Vickers. Clients pay a set-up fee and monthly licensing fee for each application. Stockgroup distributes financial tools through content and application syndicates, such as Yellowbrix, through channel resellers such as Comtex News Network, Clarinet Communications, and through its own sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities, and equities.

Stockgroup brings in over 25 different market feeds through satellite, ftp, xml, and other delivery formats. Stockgroup has built and maintains its proprietary middleware solution that aggregates the multiple feeds, translates and builds a common database infrastructure. Stockgroup's system then cleans, filters, and maintains the data in a common database structure. A sophisticated server cluster and security system backs this content/data management system. The data is then streamed to Stockgroup's proprietary software applications.

The content/data systems then streams the content to Stockgroup's proprietary software applications numbering more than 25 including:

     1.   Real-time stock quotes on major U.S. exchanges;
     2.   North American 20-minute delayed stock quotes and indices;
     3. Portfolio management, live portfolio updates and wireless portfolio updates;
     4.   Most active stock updates;
     5.   Watch lists
     6.   Fundamentals, sec/sedar filings;
     7.   Daily winners/losers, most actives;
     8. Company profiles, stock screening (investment data) and technical analysis; and
     9.   Many others

The Software Applications and Content System is delivered to customers in four different formats:

     A) On an ASP (Application Service Provider) basis where the content and software is hosted by Stockgroup and private labeled to the customers Internet or Intranet site

     B) Through Stockgroup's proprietary software objects residing on the customers servers which use a proprietary API (application protocol interface) to retrieve data from Stockgroup's servers

     C)   Through secured XML channel

     D) Through different wireless devices and modes including: handheld devices, SMS paging, and WAP portals which have been built and maintained by Stockgroup

2.   Shareholder Disclosure and Communication Products for Public Companies

Products and services offered by this revenue source include the IntegratIR(TM) software system, media services, web site maintenance, and online marketing products.

Public companies are increasingly outsourcing these activities because they lack the internal skills and resources or because it is more effective and cost efficient than in-house development and maintenance. Stockgroup offers a `one-stop shopping' package for corporate clients and provides everything from news release tracking and postings to quarterly streaming conference calls. Stockgroup's understanding of this market segment and focus has resulted in a highly specialized bundle of products including: private label quotes, charts and database tools for building relationships with shareholders and traffic reports to track investor usage of Web sites and inquiries.

In the third quarter of 2001 Stockgroup launched version 2.01of the IntegratIR(TM) a completely automated financial application that is licensed to public companies. The IntegratIR(TM) updates the clients' regulated investor relation's information automatically by private labeling this software application into the clients corporate web site. The SEC has mandated fair disclosure policies that make Stockgroup's IntegratIR(TM) especially attractive as it updates news releases, webcasts and SEC filings direct from the wire services as they happen and automatically sends the information to the clients shareholders. The IntegratIR(TM) helps to prevent mistakes and increase timeliness compared to having internal staff manually update these activities.

Stockgroup's IntegratIR(TM) system represents a whole new way to manage shareholder communications and reach new investors. The IntegratIR(TM) is an investor relations website and email management system that functions as a software application - giving the investor relations officer (IRO) and CFO desktop control over the investor relations portion of their website. In addition to standard features, such as dynamic quotes and charts, the IntegratIR(TM) provides powerful new tools that automate the clients online disclosure activities including publishing their press releases, real-time publishing of regulatory filings and automatic distribution of information requested by shareholders.

Other communication products for public companies include the Investor Marketplace where companies can be featured online to prospective investors, targeted Email marketing to an exclusive list of opt in investors and sector supplement advertising on smallcapcenter. Sector supplement advertising allows companies to advertise themselves in a section of Smallcapcenter that that exclusively covers their company's business segment. Advertising is also sold on smallcapcenter.

The products developed by Stockgroup over the past five years enable the Company to offer Shareholder disclosure and communications products for Public Companies to a rapidly growing customer base while maintaining a high sales margin. The revenues derived from this source are typically contractual over a specified term (typically twelve months), and thus generate repetitive, ongoing revenue streams. The Internet communities developed by Stockgroup host the critical mass to ensure a high level of exposure to the Company's communication products for Public Companies clients.

Rapid technological change, new product development and evolving industry standards characterize our industry. Inherent in our business are various risks and uncertainties, including a limited operating history, a new and unproven business model and the limited history of commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of our products and services by the marketplace. As part of our strategic development plans, we invest ongoing resources in research and development of new products and services.

As of September 30, 2001 the company had 33 employees, of whom 28 were full time and 5 were part time.

SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three-month periods ending March 31, June 30, and September 30, 2001. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:      High      Low        Volume

March 31, 2001       $ 1.000   $ 0.375    1,005,700
June 30, 2001        $ 0.650   $ 0.280    2,840,800
September 30, 2001   $ 0.390   $ 0.090    1,105,300

On September 30, 2001, the Company had 36 registered shareholders owning 10,108,058 shares.

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


Item 2. Changes in Securities and Use of Proceeds

On January 19, 2001, Stockgroup entered into a Securities Purchase Agreement pursuant to which it obtained $0.5 million. This transaction is fully described in Note 5[b] to the financial statements, included herein. Other equity transactions for the period are fully described in Note 7 to the financial statements, included herein.


Item 4. Submission of Matters to a Vote of Security Holders

     (a) On September 20, 2001, the Company held its annual general meeting in Bellingham, Washington.
     (b)  The existing board of directors was re-elected in its entirety.
     (c)  Votes were also cast to

          (i)  Appoint Ernst & Young LLP as the Company's auditors

          (ii) Approve the 2001 Stock Option Plan

          (iii) Increase the authorized share capital from 50,000,000 to 75,000,000 common shares of the Company

          (iv) Approve the change of the Company's name from Stockgroup.com Holdings, Inc. to Stockgroup Information Systems Inc.

     Votes were cast as set out in the table below.

--------------------------------------------------------------------------------
                                                           YES      NO   ABSTAIN
--------------------------------------------------------------------------------
1.   Election of directors
              Marcus New                             6,471,942        0   18,895
              Craig Faulkner                         6,474,142        0   16,695
              Leslie Landes                          6,474,142        0   16,695
              Lee deBoer                             6,480,142        0   10,695
              David Caddey                           6,479,942        0   10,895
2.   Appointment of Ernst & Young LLP                6,482,137    8,400      300
3.   Approval of 2001 Stock Option Plan              3,990,461   55,975      900
4.   Increase in Authorized Share Capital            6,430,707   54,730    5,400
5.   Approval of Name Change                         6,481,137    9,400      300

Item 6. Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K

          On January 30, 2001, the Company filed an 8-K regarding the convertible debenture issued on January 19, 2001. This issuance is described completely in Note 5[b] to the financial statements included herein.

          On October 11, 2001, the Company filed an 8-K regarding its change of corporate name from Stockgroup.com Holdings, Inc. to Stockgroup Information Systems Inc.

          No other reports on form 8-K have been filed in 2001.







SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)

Date: November 2, 2001            By:  /s/ Lindsay Moyle, CGA
                                  ---------------------------------------------
                                  Chief Financial Officer, Secretary & Treasurer