Form 10KSB
period 2001-12-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2002-03-29
CIK 1054097

Form 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ____________ to _____________

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

                   Former name: Stockgroup.com Holdings, Inc.
             (Former name or address, if changed since last report)

Check whether the issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,857,151

The aggregate market value of common equity held by non-affiliates of the registrant as of March 27, 2002 was $3,862,815

The number of shares outstanding of the registrant's common equity, as of March 27, 2002 was 13,795,768.

Documents incorporated by reference: none

Transitional Small Business Disclosure Format (check one):Yes.[]; No [x]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       STOCKGROUP INFORMATION SYSTEMS INC.

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 2001

                                      INDEX



PART I.........................................................................3
Item 1.  Business..............................................................3
Item 2.  Description of Property...............................................7
Item 3.  Legal Proceedings.....................................................8
Item 4.  Submission of Matters to a Vote of Security Holders..................9
PART II.......................................................................9
Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters..............................................................9
Item 6.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition..............................................10
Item 7.  Financial Statements and Supplementary Data..........................19
Part III......................................................................48
Item 9.  Directors, executive officers, promoters and control persons;
         compliance with section 16(a) of the exchange act....................48
Item 10. Executive Compensation...............................................50
Item 11. Security Ownership of Certain Beneficial Owners and Management.......52
Item 12. Certain Relationships and Related Transactions.......................53
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....53
Signatures....................................................................55

PART I

Item 1. Business

GENERAL

Stockgroup Information Systems Inc. ("Stockgroup" or the "Company") is a financial media and technology company. Its revenue streams for 2001 can be categorized into three broad areas:

-    Financial Software (Tools) and Content Systems,

-    Public Company Solutions, and

-    E-Business Solutions.

See PRODUCTS AND SERVICES below for a full description of these three revenue streams. The clients for Financial Software and Content Systems are primarily enterprise companies from many different markets, such as media, banks and credit unions, stock brokerages, insurance, and others. Public Company Solutions are awareness and disclosure products that are purchased, as the name implies, by public companies in all industries. Stockgroup's E-Business Solutions revenue stream is from developing larger internet financial applications on a custom basis such as a financial community or portal. It was concluded in early 2001 that the Financial Software and Content Systems and Public Company Solutions have greater potential for profitability, so E-Business Solutions has been phased out of the revenue mix during 2001.

CORPORATE BACKGROUND

Stockgroup is a United States publicly traded company. From its head office in Vancouver, Stockgroup operates branch offices in San Francisco and Toronto.

Stockgroup operated from 1995 to 1997 as a profitable financial Internet technology and media company that offered proprietary financial news and tools to investors and companies.

The Company used its experience and the funds from a public offering in spring 1999 to provide the foundation for the development and initial marketing of its products. In October 1999 it launched Smallcapcenter.com. At that time it was widely believed that a subscription/advertising model centering around Smallcapcenter was viable. While parts of this business model did not prove to be profitable, the exercise of building Smallcapcenter and its related investment tools gave Stockgroup a strong foundation of skills and a suite of products to sell commercially. Smallcapcenter is still a high-traffic and well-maintained portal for the investment community, and its drawing power is a key driver to many of Stockgroup's investor awareness products. It also serves as an excellent development and testing ground for new financial software tools being developed by the Company on a day-to-day basis.

From late 1999 to early 2001 Stockgroup was hired to create several large enterprise web sites for different clients on a contract basis. These were large contracts, and added a significant amount of revenue to the Company, but they also added instability in the Company's cost structure. In early 2001 it was decided that this E-Business Solutions division would be de-emphasized in favour of other areas with more profit potential, namely Financial Software and Content Systems and Public Company Solutions (as described in the PRODUCTS AND SERVICES section below).

From 2000 to 2001, Stockgroup expanded its awareness and disclosure product line to include Sector Supplements, and automated investor relations web page tools such as the IntegratIR. The Company already had a large public company customer base, so the transition into this area was a natural extension of the Company's core competencies.

Stockgroup entered the Financial Software and Content Systems market late in 2000 by licensing its proprietary financial software tools, content and applications to customers that need to offer financial information to their customers or improve their content offering. The Company had access to a wide array of customers through its internal sales team as well as its reseller channels. Stockgroup's software content model is attractive to customers because it is a comprehensive and cost effective alternative to in-house development.

Early in 2001, as the market for Stockgroup's products and services evolved, it became apparent to Stockgroup's management where the most profitable and sustainable areas of the business were. They were Financial Software and Content Systems and Public Company Solutions (including IntegratIR and other awareness and disclosure products). Once these were identified, a more streamlined and stable cost structure was introduced and the profitability and cash flow began to improve. In the last two quarters of 2001 Stockgroup has reported income from operations as a result of this stabilized structure.

PRODUCTS AND SERVICES

Stockgroup's understanding of internet based financial technology and media has enabled it to leverage its products and services to enter new markets and secure new clients. Using a common integrated technology platform, Stockgroup has developed three main revenue sources: Financial Software and Content Systems, Public Company Solutions, and E-Business Solutions.

                     FINANCIAL SOFTWARE AND CONTENT SYSTEMS

Stockgroup has developed proprietary financial applications and tools it licenses to clients. The clients for Financial Software and Content Systems are from many different markets, such as news media, banks and credit unions, stock brokerages, leasing, insurance, and others.

Stockgroup provides these on a private-labeled basis, and they are typically sold on long term (twelve month or more) contracts, generating recurring revenue streams. Many of the tools are data-feed driven. Stockgroup either feeds data from its own aggregated databases or from third parties. The advantage of using the Stockgroup tools is that the customer is able to receive data and information from a variety of different feeds all from point of contact, at a fraction of the cost of purchasing all feeds individually. Also, in most cases Stockgroup adds value by customizing, filtering, and sorting data in the configuration the customer wants. Stockgroup is able to use its economies of scale and automation to give a product that is efficiently delivered and customized, and at a substantial costs savings to having the customer build and manage it internally.

Examples of some of the providers of third-party data feeds include Marketguide, Comtex, Multex, and North American Quotations.

Stockgroup distributes financial tools through content and application syndicates, such as Yellowbrix, through channel resellers such as The Canadian Press, Comtex News Network, Clarinet Communications, and through its own sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities, and equities.

Stockgroup brings in market feeds through satellite, File Transfer Protocol
(FTP), Extensible Markup Language (XML), and other delivery formats. Stockgroup has built and maintains its proprietary middleware solution that aggregates the multiple feeds, translates and builds a common database infrastructure. Stockgroup's system then cleans, filters, and maintains the data in a common database structure. A sophisticated server cluster and security system backs this content/data management system. The data is then streamed to Stockgroup's proprietary software applications.

Here are just a few of the over 25 Financial Software and Content Systems products:

1.   Real-time stock quotes on major U.S. exchanges

2.   North American 20-minute delayed stock quotes and indices

3.   Portfolio management, live portfolio updates and wireless portfolio updates

4.   Most active stock updates

5.   Stock watch lists

6.   Company fundamentals, SEC/SEDAR filings

7.   Daily stock market winners/losers, most actives

8. Company profiles, stock screening (investment data) and technical stock analysis

9.   Employee stock option calculations

The Software Applications and Content System is delivered to customers in four different formats:

     A) On an Application Service Provider (ASP) basis where the content and software is hosted by Stockgroup and private labeled to the customers Internet or Intranet site

     B) Through Stockgroup's proprietary software objects residing on the customers servers which use a proprietary Application Protocol Interface (API) to retrieve data from Stockgroup's servers

     C)   Through secured Extensible Markup Language (XML) channel

     D) Through different wireless devices and modes including: handheld devices, Short Message Service (SMS) paging, and Wireless Application Protocol (WAP) portals which have been built and maintained by Stockgroup

                            PUBLIC COMPANY SOLUTIONS

Stockgroup has developed and owns a large array of Public Company Solutions products. These products are used by clients to either a) manage their investor relations and shareholder communications through their web site, b) generate awareness for their company and their stock, or c) improve their public disclosure compliance.

Products and services offered by this revenue stream include the IntegratIR software system, Investor Marketplace, E-Mail Blasts, Sector Supplements, Smallcap Express sponsorship, Banner and Button Advertising, Monthly Investor Marketing, Custom Web Site Development, and other online investor marketing products.

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

In the third quarter of 2001 Stockgroup launched version 2.01of the IntegratIR an automated financial application that is licensed to public companies. The IntegratIR updates the clients' regulated investor relations information automatically by private labeling this software application into the clients corporate web site. The SEC has mandated fair disclosure policies that make Stockgroup's IntegratIR especially attractive as it updates news releases, webcasts and SEC filings direct from the wire services as they happen and automatically sends the information to the client's shareholders. The IntegratIR helps to prevent mistakes and increase timeliness compared to having internal staff manually update these activities.

Stockgroup's IntegratIR system represents a whole new way to manage shareholder communications and reach new investors. The IntegratIR is an investor relations web page and email management system that functions as a software application - giving the Investor Relations Officer (IRO) and Chief Financial Officer (CFO) desktop control over the investor relations portion of their web site. In addition to standard features, such as dynamic quotes and charts, the IntegratIR provides powerful new tools that automate the client's online disclosure activities including publishing their press releases, publishing of regulatory filings and distributing information requested by shareholders, all on a real-time, automated basis.

Other awareness products for public companies include the following:

Investor Marketplace (IMP), a web page which is actively marketed through advertising to draw readers, where companies can be featured online to prospective investors. Being featured on the IMP enables customers to get their name, profile, and internet link in front of a large investor audience that they may not otherwise be able to attain.

Targeted e-mail marketing, or E-Mail Blasts, which are used to disseminate news releases to an exclusive list of opt-in investors.

Sector Supplements, which are a spotlight feature on a certain industry sector, such as Energy, Mining, Biotech, or Technology, are an effective exposure tool for companies. In a Sector Supplement, investors are drawn to a web site which features up to twelve companies and contains industry-specific news and information. Investors who visit this web site can view each of the featured companies' profiles, request information, or link directly to the client's own web site.

Sponsorship of the Smallcap Express daily market recap mailing that goes to a large audience of e-mail readers who have signed up to receive it through Smallcapcenter.com. A client who sponsors Smallcap Express gets an advertising banner at the top of each flight. This can be an effective way for the client to get their name in front of a large number of investors.

Banner Advertising and Button Advertising, which is shown at the top of Smallcapcenter.com's front page on a prescribed rotation, is another way for clients to get the attention of a targeted investor audience. Potential investors who see the banner or button ad can 'click through' the ad to get to a jump page which can include the client's own description of their company.

The products developed by Stockgroup over the past five years enable the Company to offer Shareholder disclosure and communications products for Public Companies to a rapidly growing customer base while maintaining a high sales margin. The revenues derived from this source are typically contractual over a specified term. The Internet communities developed by Stockgroup host the critical mass to ensure a high level of exposure to the Company's communication products for public companies.

                              E-BUSINESS SOLUTIONS

E-Business Solutions, while having significant revenues for the first quarter of 2001, has been phased out during the year. These were large contracts, and added a significant amount of revenue to the Company, but they also added instability in the Company's cost structure. In early 2001 it was decided that this E-Business Solutions division would be de-emphasized in favour of other areas with more profit potential, namely Financial Software and Content Systems and Public Company Solutions.

E-Business Solutions involved the creation of large enterprise web sites for clients in various different industries. After building Smallcapcenter.com in 1999, Stockgroup had gained the skills and tools which enabled it to create other internet portals. The underlying programming and design aspects of a Smallcapcenter were easily translated into other widely varying financial enterprise sites. E-Business Solutions contracts were relatively large, and involve all aspects of concept, design, programming and implementation.

EMPLOYEES

As of December 31, 2001 Stockgroup employed 29 people on a full-time basis and 2 people on a part-time basis. After seeing wide fluctuations in the number of employees between 1999 and 2001, the number of employees has remained relatively stable for the nine months ended March 2002. This stability has been an important part of Stockgroup's improved cost structure.

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

SUBSIDIARIES

Stockgroup owns 100% of the issued and outstanding voting common shares of 579818 B.C. Ltd., which wholly owns Stockgroup Media Inc., a British Columbia corporation, and owns 50% of Stockscores Analytics Corp., a British Columbia corporation. In addition, Stockgroup wholly owns Stockgroup Systems Ltd., a Nevada Corporation.

RESEARCH AND DEVELOPMENT

During 2000 and 2001 the Company invested approximately $849,335 and $241,392 respectively on research and development related to new products and services.

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

LEASEHOLD

The Company's corporate offices are composed of one floor of leased space located in the center of Vancouver's business community. The Company also leases sites in New York and Toronto. The Company's facilities are fully used for current operations, with the exception of the New York facility, which is currently being subleased to a tenant.

      City                 Monthly Payment       Lease         Expiry Date
--------------------------------------------------------------------------------
Vancouver                      CDN $23,647      7 years      June -- 2006
New York                            $8,449      7 years      August -- 2006
New York sublease                  -$8,449      3 years      April -- 2004
Toronto                         CDN $4,533      3 years      July -- 2002

EQUIPMENT

The Company has made a significant investment in servers and computer equipment required for its web site and has dedicated staff assigned to maintenance and support of these operations.

Item 3. Legal Proceedings

The Company filed a statement of claim in the Supreme Court of British Columbia on January 3, 2001, against Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst. Stockgroup is suing Pacific Capital Markets Inc. for $351,800 due to it under a sales contract Stockgroup signed with them on September 20, 2000. Stockgroup is suing the individuals named above, who are managers of Pacific Capital Markets Inc., for general damages for misrepresentation. The Company is seeking payment of the $351,800 owing, plus interest, damages, costs and such further and other relief as deemed suitable by the court.

On January 12, 2001, Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst filed a Statement of Defense and Counterclaim. At the time of this filing, no settlement conferences have been held and no court date has been set.

As of December 31, 2001, no further action had been taken by either side. While the Company believes it has a strong case, it has not elected to pursue this litigation at this time, pending further information on the collectibility of the debt.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on September 20, 2001. At this meeting, the Board of Directors was re-elected with no changes, comprising Marcus New, Chairman, Leslie Landes, Craig Faulkner, Lee de Boer, and David Caddey. Ernst & Young LLP were re-appointed as the Company's auditors for the 2001 fiscal year, and approval was granted for the 2001 Stock Option Plan, whereby the Company was authorized to grant up to 1,000,000 Stock Options under terms substantially the same as its 2000 Stock Option Plan. Authorizations was also received to increase the authorized share capital from 50,000,000 to 75,000,000 common shares of the Company and to change the name of the Company from Stockgroup.com Holdings, Inc. to Stockgroup Information Systems Inc.

A summary of the votes cast and results of voting is as follows:

Issue to be voted upon                   Votes For  Votes Against    Abstentions
--------------------------------------------------------------------------------
Election of Marcus New to Board          6,471,942           0          18,895
Election of Craig Faulkner to Board      6,474,142           0          16,695
Election of Leslie Landes to Board       6,474,142           0          16,695
Election of Lee de Boer to Board         6,480,142           0          10,695
Election of David Caddey to Board        6,479,942           0          10,895
Appoint Ernst & Young as Auditors        6,482,137       8,400             300
Approve 2001 Stock Option Plan           3,990,461      55,975             900
Increase in authorized share capital     6,430,707      54,730           5,400
Approval of name change                  6,481,137       9,400             300
Authority to vote on other issues        6,445,812      30,930          14,095
--------------------------------------------------------------------------------
Total votes cast                         6,490,837 of 10,108,058
================================================================================

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Stockgroup's common stock has been quoted for trading on the OTC BB since March 17, 1999. Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for the quarterly periods ending March 31, 1999 through to December 31, 2001 and the partial quarter from January 1, 2002 to March 6, 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

Quarter Ending:                High                Low               Volume
----------------------------------------------------------------------------
March 31, 1999               $ 10.250            $ 6.000           3,339,000
June 30, 1999                $  9.000            $ 3.125           4,859,200
September 30, 1999           $  5.000            $ 2.125           3,297,500
December 31, 1999            $  3.625            $ 1.312           1,927,700
March 31, 2000               $  5.031            $ 1.562           2,623,600
June 30, 2000                $  3.500            $ 0.760           1,732,700
September 30, 2000           $  2.813            $ 0.875           4,983,800
December 31, 2000            $  1.938            $ 0.563           1,120,500
March 31, 2001               $  1.000            $ 0.375           1,005,700
June 30, 2001                $  0.650            $ 0.280           2,840,800
September 30, 2001           $  0.390            $ 0.090           1,105,300
December 31, 2001            $  0.200            $ 0.115           1,977,800
Jan 1-Mar 21, 2002 (partial) $  0.400            $ 0.140           5,350,000

On December 31, 2001, the Company had 40 registered shareholders owning 10,131,260 shares.

Stockgroup has not declared, and does not foresee declaring, any dividends now or into the foreseeable future.

The Company has authorized and reserved, as of March 25, 2002, an aggregate of 2,819,018 shares of common stock for issuance upon the exercise of warrants and non-qualified stock options.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS - FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Year 2001 ended with the Company's first two quarters with profitable income from operations since going public in 1999. This improvement was largely due to a combination of cost reduction efforts and a greater leverage of the existing infrastructure which was built up during 1999 and 2000.
After Q1 2001, the Company began focusing on sales of Financial Software and Content Systems over E-Business Solutions consulting. The Company found that the recurring nature of Financial Software and Content Systems had greater profit and growth potential than large non-recurring E-Business projects. Financial Software and Content Systems sales grew, as did margins, and costs actually decreased over the year as a result of this new focus.

                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
Total revenues for 2001 were $2.857 million compared to $4.037 million in 2000, a decrease of $1.180 million, or 29%. The company's business of Public Company Solutions decreased compared to last year, from $2.531 million in 2000 to $1.643 million in 2001, a decrease of $0.888 million or 35%. Much of this decrease is attributed to the decrease in public company corporate communications spending caused by the slowdown in financial markets and the effect of the events of September 11, 2001. E-Business Solutions revenue declined by $0.766 million, or 55%, for the year compared to 2000. This was because the company refocused its strategy from short term E-Business Solutions project consulting to one of longer term licensing of Financial Software and Content Systems, while continuing to emphasize its Public Company Solutions as well. Offsetting the reductions in the E-Business Solutions and Public Company Solutions revenue, was the company's newest source of revenue Financial Software and Content Systems. 2001 was the first full year for this revenue stream, so Financial Software and Content Systems increased from $0.087 million in 2000 to $0.580 million in 2001, an increase of $0.493 million or 567%.

Gross profits in 2001 were $1.8 million compared to $2.2 million in 2000, a decrease of $0.4 million, or 18%. Gross profit dollars decreased year over year, but gross margin percentage increased from 55% to 63%. This increase in margin percentage is due to reductions in direct payroll costs as a result of the phasing out of E-Business Solutions consulting and substantially reduced operating costs associated with maintaining Smallcapcenter.com.

Stockgroup has expanded its offering in the Public Company Solutions markets through the development of Sector Supplements and the IntegratIR. Sector Supplements, which are a spotlight feature on a certain industry sector, such as Energy, Mining, Biotech, or Technology, are an effective exposure tool for companies. In a Sector Supplement, investors are drawn to a site which features up to twelve companies and contains industry-specific news and information. Investors who visit this web site can view each of the featured companies' profiles, request information, or link directly to the client's own web site. The IntegratIR is an automated Internet disclosure software application initially launched in beta format in April 2001 and with the full version in September 2001. The IntegratIR assists public companies to comply with continuous disclosure requirements on their Internet site. For a fixed monthly fee, public companies can ensure their message is effectively and accurately communicated to investors with minimal effort on their part. The IntegratIR automates the updating of news releases, SEC filings, quotes and charts to the customer's web site on a private labeled basis. The

IntegratIR also gives the investor relations officer desktop control over changing and updating the other content areas of IR. Stockgroup will continue to complement the growing popularity of its Public Company Solutions products by entering profitable new strategic areas.

The revenue from Financial Software and Content represents 20% of sales in 2001, an increase over the 2% of sales it represented in 2000. This is a growing source of revenue that is expected to continue increasing. Stockgroup started providing financial software tools and applications to other companies' web sites and intranets on a private labeled basis late in November 2000. Each customer the Company secures typically signs a twelve-month contract, with automatic renewal option that provides a monthly recurring revenue stream. The Company's Financial Software and Content and its Public Company Solutions are derived from a common technology base and both benefit from continuous recurring revenues.

E-Business Solutions revenue for the first half of 2001 was mainly derived from work on a financial leasing exchange for the company's client, OnMark. The OnMark contract was secured late in 2000 and was completed in April 2001. No significant new E-Business Solutions contracts have been undertaken in the second, third, or fourth quarters of 2001.

                                                              Operating Expenses
--------------------------------------------------------------------------------
Total operating expenses for 2001 were $2.485 million compared to $7.789 million in 2000, a decrease of $5.304 million or 68%. Stockgroup was able to make significant reductions in all areas of expenditures without reducing its ability to earn income. This was possible because the expensive part of the infrastructure was built in 1999 and 2000, and this infrastructure allows the Company to handle additional business without adding extra costs.

Sales and Marketing expenses were $0.467 million in 2001 compared to $2.719 million in 2000, a decrease of $2.252 million or 83%. These reductions are a result of the Company's decision late in the third quarter of 2000 to change the company's main strategy to licensing software and content, and to place a lesser emphasis on building a financial community with proprietary small cap news. This allowed the company to reduce its advertising expenses associated with Smallcapcenter significantly.

Product Development expenses in 2001 were $0.241 million compared to $0.849 million in 2000, a decrease of $0.608 million or 75%. The decreases in this area were a result of cost reduction efforts as described in the previous paragraphs.

General and Administrative expenses in 2001 were $1.777 million compared to $4.220 million in 2000, a decrease of $2.443 million, or 55%. These reductions are a result of the Company's decision late in the third quarter of 2000 to change the company's main strategy to licensing software and content, and to place a lesser emphasis on building a financial community with proprietary small cap news. This allowed the company to reduce its travel, staffing and other expenses associated with Smallcapcenter significantly. Stockgroup expects these ongoing reductions to have a continuing beneficial effect on costs in this area.

                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Interest income in 2001 was $4,020 compared to $85,138 in 2000, a reduction of $81,118 or 95%. Interest is earned on short term investments of available cash, so the reduction is in line with lower cash levels in 2001 compared to 2000.

Interest expense in 2001 was $0.596 million compared to $3.910 million in 2000, a decrease of $3.314 million, or 85%. Reductions in this area were due to large non-cash interest amounts generated in 2000 relating to the convertible notes issued in the second quarter of 2000 that were not repeated in 2001. Of the $0.596 million amount for 2001, only $24,170 was actually paid in cash; a further $170,834 is the actual amount that has accrued and will either be converted into common stock, or cancelled in 2002. See the subsequent event disclosure Note 15(a) in the financial statements and the corporate developments section below for more information. The remaining $401,093 in interest expense is deemed interest recorded as a result of accretion of the warrant discount and beneficial conversion feature described in Notes 8 and 9 in the financial statements.

Due to its net loss position, the Company did not incur tax in 2001. As at the most recent year end, Stockgroup had tax loss carry forwards of $5,751,000 in Canada which expire in 2006 to 2008, and tax loss carry forwards of $2,916,000 in the U.S. which expire in 2019 to 2021.

The Gain on Warrants Liability of $242,000 results from the change in fair value measurement of the 300,000 callable and 800,000 other warrants between the June 30, 2001 change in accounting principle and December 31, 2001. See the disclosure Note 10 in the financial statements for a more detailed explanation of this amount.

The Extraordinary Gain on convertible note redemptions of $58,701 is the result of the $181,000 redemption on September 30, 2001.

Cumulative effect of change in accounting principle of $413,546 is the difference between the previous carrying value of the 300,000 callable and 800,000 other warrants of $765,546 and their fair value at June 30, 2001 of $352,000. A more detailed explanation of this amount can be found in Note 10 of the financial statements.

Other income in 2001 was $9,509, which consists of net gains on market value of short term marketable securities.

                                                                      Net Income
--------------------------------------------------------------------------------
The net loss for 2001 was $0.542 million compared to a loss of $8.333 million in 2000, a decrease in losses of $7.791 million or 94%. This reduction in net loss was a product of various factors described above, including staff expense reduction, reduction in interest expense on certain convertible notes, and reduced advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
Stockgroup ended 2001 with cash, cash equivalents, and marketable securities of $148,432, compared to $338,448 for 2000. Cash increased during Q4 2001 by $19,062 and during Q3 by $14,698, and decreased during Q2 by $84,183 and during Q1 by $139,594. For Q3 and Q4 the Company has reached its goal of achieving positive cash flow. Although the Company expects to maintain positive cash flow from operations, it may pursue financing to improve its working capital position and to grow the business to the greatest possible extent.

Stockgroup's income from operations in Q3 and Q4 2001 have contributed to its improved cash flow over fiscal 2000. Added to that, in 2002, subsequent to year end, three events took place which should further solidify Stockgroup's cash position going forward. They are the restructuring of certain convertible notes, the conversion of certain convertible debentures, and the raising of $400,000 in a private placement. The restructuring of $1,924,000 in convertible notes removed a discount to market conversion factor which, in the Company's opinion, were inhibiting further investment in Stockgroup. The restructuring, which can be referenced in Stockgroup's 8-K filing on February 15, 2002, removed a great deal of the uncertainty as to the timing of cash payments relating to this debt, and eliminated the accrued interest and prepayment penalties which had built up. The second event, the conversion of $200,000 in convertible notes on March 15, 2002 into common stock at $0.50 per share improved the Company's balance sheet. The third event, the raising of $400,000 in a private placement, added working capital which will be used to grow the business. This $400,000 financing also included warrants with an exercise value of $500,000 if they are exercised, although there can be no assurance that this will happen within their 12 month life.

Despite these significant improvements, the Company will continue to pursue further financing opportunities during 2002, as it believes more working capital would give it more leverage to maximize its capacity for growth.

Readers should be cautioned that there can be no assurance that revenue will increase or that margins and profitability will remain stable. In addition, the company has cash payments due to certain of the noteholders on June 30, 2002, July 31, 2002, September 30, 2002, December 31, 2002, and at the end of each of the next 8 quarters after that. To the extent that either of these possibilities seriously depletes cash levels, the Company may need to seek additional capital. If it does, there can be no assurance that it will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. If the Company is unable to generate the required amount of additional capital, its long term performance may be adversely affected.

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

3. On April 30, 2001, Stockgroup announced the initial Beta launch of its innovative web-based investor relations software application, the IntegratIR. The IntegratIR allows companies to more effectively communicate with shareholders and potential investors so they can better achieve their disclosure requirements. The IntegratIR is a communications tool that seamlessly integrates into a public company's existing web site and reflects the company's branding, look and feel. The IntegratIR automates the updating of the public company's critical time sensitive disclosure information on their Internet site. News releases, financial reports, SEC filings, quotes, interactive charting, and other disclosure information is updated with Stockgroup's IntegratIR software. The IntegratIR also interacts with a sophisticated email database response system that automates the delivery of news and messages for the public company to their shareholder database and their other mailing lists.

     In addition, with the IntegratIR enables Investor Relations Officers to directly change and administer their investor relation's site without having specialized technical skill or training. Changes can be made to their investor relation's site with a few mouse clicks. The IntegratIR communications tool is accessible to the client company 24 hours a day, 7 days a week, and can be administered from any location. The IntegratIR is available for both US and Canadian companies.

     The full version of the IntegratIR was launched in Q3, 2001.

4. On June 5, 2001, Stockgroup announced that Profit Magazine had recognized the Company's Canadian subsidiary as one of Canada's fastest growing companies. Stockgroup Media Inc. ranked 35th on the Profit Magazine Top 100 Fastest Growing Companies list, which can be found in the June 2001 issue of Profit Magazine. The 2001 Profit 100 list awards companies based on their 5-year revenue growth. Stockgroup revenues grew 2,426% from Year 1 to Year 5 of its operations. This is the first year Stockgroup has been eligible for consideration on the Profit 100.

5. On June 7, 2001, Stockgroup announced that vFinance, Inc., a financial services company that provides investment banking and brokerage services, had selected Stockgroup's Financial Software and Content Systems for its full service brokerage division, vFinance Investments, Inc.

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

7. On October 2, Stockgroup announced they have signed an agreement with Comtex News Network, Inc. to make available Stockgroup's Financial Software and Content Systems to Comtex's clients reaching over 1000 distribution points. Stockgroup's leading edge financial tools will be integrated into Comtex's hosted product line - News Solutions. This agreement allows COMTEX to provide its customers with additional financial tools in addition to offering end-users the critical content they need to stay informed about financial market events. The combined Stockgroup and COMTEX solution provides a one-stop financial content solution for COMTEX and Stockgroup clients.

8. On October 8, 2001, Stockgroup announced an agreement with ClariNet Communications Corporation, an aggregator and re-distributor of news and publisher of ClariNews, under which each party will represent the products of the other. Under the terms of the agreement, ClariNet will offer its corporate, institutional and ISP news clients Stockgroup's proprietary, cutting-edge ASP software tools and content system along with the ClariNet news products. The ClariNet additions include a new ClariNet product that allows users to add company news relating to any of the public companies contained within the Stockgroup software products.

9. On October 11, 2001, Stockgroup announced it had changed its name from Stockgroup.com Holdings, Inc. to Stockgroup Information Systems Inc. to better reflect its emphasis on providing Financial Software and Content Systems to customers.

10. On October 23, 2001, Stockgroup announced they have signed an agreement with North American Quotations (NAQ) in which NAQ will re-sell Stockgroup's Financial Softwared and Content System.

11. On November 16, 2001, Stockgroup appointed David Gillard as it's new CFO, replacing Lindsay Moyle.

DEVELOPMENTS SINCE YEAR END

1. On February 11, 2002, Stockgroup announced they have signed an agreement with Freedom Communications, a large private media company with publications and web sites throughout the U.S., to provide Stockgroup's financial content and software system to its web sites.

2. On February 19, 2002, Stockgroup announced they have restructured the convertible notes with Deephaven Private Placement Trading Ltd. and Amro International, S.A. Under the restructuring, the interest rate and prepayment penalties are reduced to zero, accrued interest has been waived, the conversion price is fixed at $0.50, and a total of up to $300,000 cash is required to be paid to the noteholders over 10 quarterly installments starting June 30, 2002. The new notes have a two-year term with renewal provisions for another two years. The company filed a form 8-K on February 15, 2002 which fully describes the restructured notes.

3. On February 21, 2002, Stockgroup announced they have signed an agreement with The Canadian Press (CP) in which CP will re-sell Stockgroup's financial content and software system. This agreement will give CP exclusive distribution rights for Canada.

4. On March 15, 2002, Stockgroup and the remaining noteholders from the January 19, 2001 convertible debenture reached an agreement whereby they would immediately convert the $0.2M balance of the debt into common shares at $0.50 per share. The exercise price of the Series A warrants has been reduced from $1.00 to $0.25. The exercise price of the Series B warrants has been reduced from $2.00 to $0.50. The expiry date for both the Series A and B warrants has been extended to July 31, 2005.

5. On March 19, 2002, Stockgroup announced they have signed an agreement with Credential Group in which Credential Group would license Stockgroup's Financial Software and Content Systems, and offer Stockgroup's products to its more than 450 credit union partners across Canada.

6. On March 25, 2002, the Company completed a private placement for 2,000,000 units at $0.20 per unit for cash proceeds of $400,000. Each unit consists of one common share and one share purchase warrant. The warrants are exercisable at any time for one year from the date of issuance at $0.25 per share. The full details of this financing, including all relevant documents, were filed in a Form 8-K on March 26, 2002 and can be viewed therein.

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

Liquidity and capital resources are uncertain.

For the year ended December 31, 2001 the Company had an operating loss of $673,231. At December 31, 2001, the Company had a working capital deficiency of $3,003,364. The Company experienced a significant reduction in cash used in operations from $3,524,385 in 2000 to $778,086 in 2001 as a result of restructuring activities initiated in 2001. Stockgroup expects that increasing revenues resulting from current operations will reduce use of cash going forward. Although the company has generated positive cash flow in its last two quarters, there can be no assurance that revenue will increase or that costs will be lower going forward or that positive cash flow will continue. Management has undertaken a number of key initiatives to strengthen its capital structure and to achieve profitable operations subsequent to December 31, 2001. The Company has restructured the terms of its 8% convertible notes due March 31, 2002 such that the prepayment penalty of $288,600 and accrued interest of $296,636 will be waived and $1,524,000 of the outstanding principal is not due until February 6, 2004. The Company has negotiated the conversion into common shares of the remaining $200,000 principal and accrued interest on its 3% convertible debentures. The Company has also raised an additional $400,000 in a private placement to finance ongoing operations. These initiatives are described in more detail in Note 15 to the financial statements. The company has cash payments due to certain of the noteholders on June 30, 2002, July 31, 2002, and at the end of each of the next 10 quarters. To the extent that the Company does not maintain its recent operating profitability and positive cash flow, or the cash payments due to certain noteholders seriously depletes cash levels, the Company may need to seek additional capital. If it does, there can be no assurance that it will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

Computer equipment problems and failures could adversely affect business.

Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times of the Company's products, which could reduce the attractiveness of the Web site, financial tools, or software products to advertisers and users. Equipment problems and failures could result from a number of causes, including an increase in the number of users of the Web site, computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures, and internal breakdowns. In addition, any disruption in Internet access provided by third parties could have a material and adverse effect.

Stockgroup may not be able to compete successfully against current and future competitors.

Stockgroup currently competes with several other companies offering similar services. Many of these have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. Stockgroup can not assure the reader that it will have the financial resources or the technological expertise to successfully meet this competition.

Stockgroup is controlled by its officers, directors and entities affiliated with them.

In the aggregate, ownership of Stockgroup shares by management represents approximately 38% of issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

Stockgroup may not be unable to protect the intellectual property rights upon which its business relies.

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

Because materials may be downloaded by the public on Internet services offered by Stockgroup or the Internet access providers with which the Company has relationships, and because third party information may be posted by third parties on its Web site through discussion forums and otherwise there is the potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, or other theories. Such claims have been brought against providers of online services in the past. The imposition of liability based on such claims could materially and adversely affect Stockgroup.

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

In addition to shares being offered by outstanding registrations, Stockgroup has authorized and reserved, as of March 25, 2002, 1,297,258 shares of common stock for issuance upon the exercise of non-qualified stock options. The total amount of shares covered by outstanding registrations, plus the shares reserved for such options, would represent 20% of the number of Stockgroup's outstanding shares on the date of this filing. If required, Stockgroup will seek to raise additional capital through the sale of common stock. Under the terms of outstanding convertible notes and debentures, the number of shares that may be issued under such instruments may be increased in the event of certain changes in the Company's capital structure. Future sales of shares by Stockgroup or its stockholders could cause the market price of its common stock to decline.

Item 7. Financial Statements and Supplementary Data

                                AUDITORS' REPORT


To the Shareholders of
Stockgroup Information Systems Inc.
(formerly Stockgroup.com Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of Stockgroup Information Systems Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockgroup Information Systems Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Stockgroup Information Systems Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, in 2001, the Company changed its method of accounting for callable warrants.

Vancouver, Canada,
February 25, 2002 [except for Notes 15[b] /s/ Ernst & Young LLP and [c] which are as of March 25, 2002]. Chartered Accountants

Stockgroup Information Systems Inc.


                           CONSOLIDATED BALANCE SHEETS
           [See Note 1 - Nature of Business and Basis of Presentation]

As at December 31                                      (expressed in US dollars)

                                                                         2001               2000
                                                                           $                  $
-------------------------------------------------------------------------------------------------
ASSETS [notes 5 and 7]
Current
Cash and cash equivalents                                              126,618            321,363
Marketable securities                                                   21,814             17,085
Accounts receivable [net of allowances for doubtful
   accounts of $92,331; 2000 - $471,430] [note 3]                      173,105            218,810
Prepaid expenses                                                        60,465            116,127
-------------------------------------------------------------------------------------------------
Total current assets                                                   382,002            673,385
-------------------------------------------------------------------------------------------------
Property and equipment, net [note 4]                                   341,688            529,855
-------------------------------------------------------------------------------------------------
                                                                       723,690          1,203,240
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Bank indebtedness [note 5]                                               6,081             14,303
Accounts payable                                                       373,674            796,637
Accrued payroll liabilities                                            144,920            194,241
Deferred revenue                                                       124,944            181,987
Current portion of capital lease obligation [note 6]                     7,674                 --
Notes payable [note 7]                                                 108,837                 --
Convertible notes [note 8]                                           2,509,236          2,662,000
Warrants liability [note 10]                                           110,000                 --
-------------------------------------------------------------------------------------------------
Total current liabilities                                            3,385,366          3,849,168
-------------------------------------------------------------------------------------------------
Capital lease obligation [note 6]                                       11,231                 --
Convertible debentures [note 9]                                         70,695                 --
-------------------------------------------------------------------------------------------------
Total liabilities                                                    3,467,292          3,849,168
-------------------------------------------------------------------------------------------------
Commitments and contingencies [note 14]

Shareholders' equity (deficiency)
Common stock, no par value [note 11]
   Authorized shares -75,000,000 [2000 - 50,000,000]
   Issued and outstanding shares - 10,131,260 in 2001
     and 8,467,676 in 2000                                           7,969,090          7,344,483
Additional paid-in capital                                           2,422,014          2,602,743
Accumulated deficit                                                (13,134,706)       (12,593,154)
-------------------------------------------------------------------------------------------------
Total shareholders' equity (deficiency)                             (2,743,602)        (2,645,928)
-------------------------------------------------------------------------------------------------
                                                                       723,690          1,203,240
=================================================================================================

See accompanying notes

Stockgroup Information Systems Inc.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
           [See Note 1 - Nature of Business and Basis of Presentation]

Year ended December 31                                 (expressed in US dollars)

                                                                         2001               2000
                                                                           $                  $
-------------------------------------------------------------------------------------------------
REVENUE
Revenues [note 12]                                                   2,857,151          4,037,608
Cost of revenues                                                     1,045,326          1,800,810
-------------------------------------------------------------------------------------------------
Gross profit                                                         1,811,825          2,236,798
-------------------------------------------------------------------------------------------------

EXPENSES
Sales and marketing                                                    466,954          2,718,992
Product development                                                    241,392            849,335
General and administrative                                           1,776,710          4,220,455
-------------------------------------------------------------------------------------------------
                                                                     2,485,056          7,788,782
-------------------------------------------------------------------------------------------------
Loss from operations                                                  (673,231)        (5,551,984)
Interest income                                                          4,020             85,138
Interest expense [notes 7, 8 and 9]                                   (596,097)        (3,910,517)
Gain on warrants liability [note 10]                                   242,000                 --
Other income (expense)                                                   9,509             (4,453)
-------------------------------------------------------------------------------------------------
Loss before extraordinary items and cumulative change
   in accounting principle                                          (1,013,799)        (9,381,816)
Extraordinary gain on convertible note redemptions [note 8]             58,701          1,048,373
Cumulative effect of change in accounting principle [note 10]          413,546                 --
-------------------------------------------------------------------------------------------------
Net loss                                                              (541,552)        (8,333,443)
-------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per share
Loss before extraordinary items and cumulative change
   in accounting principle                                               (0.11)             (1.13)
Extraordinary gain on convertible note redemptions                        0.01               0.12
Cumulative effect of change in accounting principle                       0.04                 --
-------------------------------------------------------------------------------------------------
Net loss                                                                 (0.06)             (1.01)
-------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                 9,305,391          8,284,867
-------------------------------------------------------------------------------------------------

See accompanying notes

Stockgroup Information Systems Inc.


          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY) [See Note 1 - Nature of Business and Basis of Presentation]

Year ended December 31                                 (expressed in US dollars)



                                                                                                                   Additional
                                                                                  Common stock    Common stock   paid-in capital
[note 11]                                                                          # of shares          $              $
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                                         8,195,000      6,761,483        261,277
Issuance of common stock pursuant to private placement                                 116,935        435,000             --
Issuance of common stock and warrants pursuant to
   a consulting agreement                                                              100,000        162,500         81,000
Fair value of detachable warrants pursuant to convertible
   note private placement, net of financing costs                                           --             --        455,546
Intrinsic value of beneficial conversion feature pursuant to convertible
   note private placement                                                                   --             --      2,751,061
Repurchase of beneficial conversion feature on partial redemption
   of outstanding convertible notes                                                         --             --     (1,089,166)
Issuance of common stock on partial conversion of
   outstanding convertible notes                                                        67,741         57,500             --
Cancellation of common stock                                                           (12,000)       (72,000)            --
Stock based compensation                                                                    --             --        143,025
Net loss                                                                                    --             --             --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                         8,467,676      7,344,483      2,602,743
Fair value of detachable warrants pursuant to convertible debenture
   private placement, net of financing costs                                                --             --        298,778
Intrinsic value of beneficial conversion feature pursuant to convertible
   debenture private placement                                                              --             --        190,000
Issuance of common stock on partial conversion of outstanding convertible
   notes and debentures                                                                960,640        413,664             --
Repurchase of beneficial conversion feature on partial redemption of
   outstanding convertible notes                                                            --             --        (31,551)
Intrinsic value of beneficial conversion feature pursuant to convertible
   notes private placement                                                                  --             --         32,182
Cumulative effect of change in accounting principle                                         --             --       (765,546)
Issuance of common stock for shares granted under the employee stock option plan        92,944         27,260             --
Issuance of common stock pursuant to exercise of employee stock options                600,000        173,993             --
Issuance of common stock pursuant to a consulting agreement                             10,000          9,690             --
Stock based compensation                                                                    --             --         95,408
Net loss                                                                                    --             --             --
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                          10,131,260      7,969,090      2,422,014
================================================================================================================================

                                                                                     Retained       Total
                                                                                     earnings    shareholders'
                                                                                   (accumulated     equity
                                                                                     deficit)    (deficiency)
[note 11]                                                                               $              $
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                                       (4,259,711)     2,763,049
Issuance of common stock pursuant to private placement                                     --        435,000
Issuance of common stock and warrants pursuant to
   a consulting agreement                                                                  --        243,500
Fair value of detachable warrants pursuant to convertible
   note private placement, net of financing costs                                          --        455,546
Intrinsic value of beneficial conversion feature pursuant to convertible
   note private placement                                                                  --      2,751,061
Repurchase of beneficial conversion feature on partial redemption
   of outstanding convertible notes                                                        --     (1,089,166)
Issuance of common stock on partial conversion of
   outstanding convertible notes                                                           --         57,500
Cancellation of common stock                                                               --        (72,000)
Stock based compensation                                                                   --        143,025
Net loss                                                                           (8,333,443)    (8,333,443)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                      (12,593,154)    (2,645,928)
Fair value of detachable warrants pursuant to convertible debenture
   private placement, net of financing costs                                               --        298,778
Intrinsic value of beneficial conversion feature pursuant to convertible
   debenture private placement                                                             --        190,000
Issuance of common stock on partial conversion of outstanding convertible
   notes and debentures                                                                    --        413,664
Repurchase of beneficial conversion feature on partial redemption of
   outstanding convertible notes                                                           --        (31,551)
Intrinsic value of beneficial conversion feature pursuant to convertible
   notes private placement                                                                 --         32,182
Cumulative effect of change in accounting principle                                        --       (765,546)
Issuance of common stock for shares granted under the employee stock option plan           --         27,260
Issuance of common stock pursuant to exercise of employee stock options                    --        173,993
Issuance of common stock pursuant to a consulting agreement                                --          9,690
Stock based compensation                                                                   --         95,408
Net loss                                                                             (541,552)      (541,552)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                        (13,134,706)    (2,743,602)
============================================================================================================

See accompanying notes

Stockgroup Information Systems Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           [See Note 1 - Nature of Business and Basis of Presentation]

Year ended December 31                                                              (expressed in US dollars)

                                                                                     2001                2000
                                                                                       $                   $
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                           (541,552)          (8,333,443)
Add (deduct) non-cash items
   Amortization                                                                     191,632              203,961
   Amortization of deferred financing costs                                           8,818              244,763
   Bad debt expense                                                                 (27,299)             730,643
   Loss on disposition of property and equipment                                      8,759                   --
   Effective interest on convertible notes and debentures                           401,093            3,633,062
   Extraordinary gain on redemption of convertible notes and debentures             (58,701)          (1,048,373)
   Cumulative effect of change in accounting principle                             (413,546)                  --
   Gain on warrants liability                                                      (242,000)                  --
   Common stock issued for services                                                   9,690              243,500
   Stock based compensation                                                         122,668              143,025
----------------------------------------------------------------------------------------------------------------
                                                                                   (540,438)          (4,182,862)
Net changes in non-cash working capital
   Marketable securities                                                             (4,729)             (17,085)
   Accounts receivable                                                               73,004             (166,284)
   Prepaid expenses                                                                  55,662              771,096
   Accounts payable                                                                (437,160)              51,633
   Accrued payroll liabilities                                                      (46,706)              67,675
   Accrued interest on notes payable                                                  8,490                   --
   Interest on convertible notes and debentures                                     170,834                   --
   Deferred revenue                                                                 (57,043)             (48,558)
----------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                                  (778,086)          (3,524,385)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                          173,993              435,000
Net proceeds from issuance of convertible notes and debentures                      479,960            2,870,000
Net proceeds from issuance of notes payable                                         100,347                   --
Repayments of convertible notes and debentures                                     (181,000)            (862,500)
Repayment of capital lease obligation                                                (5,741)                  --
Repayments of bank indebtedness, net                                                 (8,222)              (6,701)
(Repayments to) advances from shareholders                                               --               31,973
----------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                               559,337            2,467,772
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                                   (7,103)            (280,846)
Proceeds on disposition of property and equipment                                    31,107                   --
----------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                      24,004             (280,846)
----------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                              (194,745)          (1,337,459)
Cash and cash equivalents, beginning of year                                        321,363            1,658,822
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                              126,618              321,363
================================================================================================================

Supplemental disclosure of cash flow information
Interest paid                                                                        24,170               33,000
Income taxes paid                                                                        --                   --
================================================================================================================

See accompanying notes

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the "Company") is a financial media and technology company that provides various financial software solutions, tools, content and services to media, corporate, and financial services companies. The Company employs proprietary technologies that enable its clients to provide financial data streams and news combined with fundamental, technical, productivity, and disclosure tools to their customers, shareholders, and employees in a cost effective manner. The Company also provides Internet communications products for publicly traded companies and an online research center for the investment community through its www.smallcapcenter.com financial web site.

The Company was incorporated under the laws of Colorado on December 6, 1994. The Company previously operated under the name Stockgroup.com Holdings, Inc. until its name was changed in accordance with the relevant provisions of the Colorado Business Corporations Act and pursuant to shareholder approval received at the Company's annual general meeting held September 20, 2001.

The financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $673,231 for the year ended December 31, 2001 [2000 - $5,551,984], and had a working capital deficiency of $3,003,364 as at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company experienced a significant reduction in cash used in operations from $3,524,385 in 2000 to $778,086 in 2001 as a result of restructuring activities initiated in 2001. Management has undertaken a number of key initiatives to strengthen its capital structure and to achieve profitable operations subsequent to December 31, 2001 (Note 15). The Company has restructured the terms of its 8% convertible notes due March 31, 2002 such that the prepayment penalty of $288,600 and accrued interest of $296,636 will be waived and $1,524,000 of the outstanding principal is not due until February 6, 2004. The Company has negotiated the conversion into common shares of the remaining $200,000 principal and accrued interest on its 3% convertible debentures. The Company has also raised an additional $400,000 in a private placement to finance ongoing operations. Although the Company has taken steps to achieve profitable operations in 2002, there are no assurances that the Company will be successful in achieving its goals.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd.)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Stockgroup Media Inc. (British Columbia, Canada), Stockgroup Systems Ltd. (Nevada, United States) and 579818 B.C. Ltd. (British Columbia, Canada). All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition

The Company generates its revenues from three primary sources: Public Company Solutions, Financial Software and Content Systems, and E-Business Solutions.

Public Company Solutions consist of small-scale web site development and maintenance, IntegratIR investor relations tools, monthly investor marketing programs, and online advertising. Revenue from small-scale web site development and periodic web site maintenance is recognized upon completion of the services provided no significant obligations remain and collection of the resulting receivable is probable. Revenues from IntegratIR, monthly investor marketing programs, and online advertising are recognized ratably over the contract life as the service is provided. Most of these services require an advance payment which is recorded as deferred revenue until the services have been provided.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Financial Software and Content Systems consists of real time, time delayed and wireless quotes and charts, company profiles, investment data and technical analysis. Revenue from set up fees, periodic maintenance fees and contractual monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the contract term, which is typically twelve months.

E-Business Solutions consists of large scale, longer-term technology development, data aggregation, system design and development and project management services. Revenue from fixed price long term contracts is recognized on the percentage of completion method of contract accounting based on the ratio of actual costs incurred to total estimated contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, bank indebtedness, accounts payable, notes payable, convertible notes, convertible debentures and capital lease obligation. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term deposits with original maturities of ninety days or less and are recorded at amortized cost.

Marketable securities

Marketable securities consist of equity instruments held for trading and are recorded at fair value based on quoted market prices. Both realized and unrealized gains and losses are included in the statement of operations.

Deferred finance costs

Finance costs associated with the issuance of convertible notes and debentures are deferred and amortized over the term to earliest conversion. All finance costs have been amortized and included as interest expense in the statement of operations.

Property and equipment

Property and equipment are carried at cost. Amortization is provided using the straight line method over the assets estimated useful lives as follows:

     Computer equipment                            5 years
     Computer software                             2 years
     Office furniture and equipment                5 years
     Leasehold improvements                        Term of the lease

The Company changed its amortization policy in 2000 from the declining balance method to the straight line method. The cumulative effect of this change in accounting policy was not significant to the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Product development costs

Product development costs other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Substantially all of the Company's product development costs are for ongoing operating and maintenance and have been expensed in the period incurred.

Advertising costs

Advertising costs are expensed in the period incurred and are included as a component of sales and marketing expenses. Advertising expense for the year ended December 31, 2001 was $nil [2000 - $1,112,000].

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

For the years ended December 31, 2001 and 2000, all of the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions by owners. Comprehensive income comprises only net income for all years presented.

Recent pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of the Statement will have a significant impact on its financial position and results of operations.

Comparative figures

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Amounts owing from two customers represented 12% and 12% respectively of the total accounts receivable balance in 2001. Amounts owing from two customers represented 31% and 11% respectively of the total accounts receivable balance in 2000. No other customers represented greater than 10% of the total balance in any other year.

4. PROPERTY AND EQUIPMENT

                                                             Accumulated         Net book
                                              Cost          amortization           value
                                                $                 $                  $
-----------------------------------------------------------------------------------------
2001
Computer equipment                           531,682           299,841            231,841
Computer software                            110,698           110,698                 --
Office furniture and equipment               146,187            76,621             69,566
Leasehold improvements                        42,197            20,465             21,732
Assets under capital lease                    24,646             6,097             18,549
-----------------------------------------------------------------------------------------
                                             855,410           513,722            341,688
-----------------------------------------------------------------------------------------

2000
Computer equipment                           524,636           189,970            334,666
Computer software                            107,138            65,700             41,438
Office furniture and equipment               182,181            58,680            123,501
Leasehold improvements                        42,310            12,060             30,250
-----------------------------------------------------------------------------------------
                                             856,265           326,410            529,855
-----------------------------------------------------------------------------------------

5. BANK INDEBTEDNESS

Bank indebtedness consists of a demand loan which bears interest at prime plus 1%, is repayable in blended monthly principal and interest payments of $591, and is due December 31, 2002. Interest expense for the year ended December 31, 2001 was $800 [2000 - $1,300]

The Company also has an approved demand operating line of credit of $100,000 bearing interest at prime plus 1/4%. Interest expense for the year ended December 31, 2001 was $10,700 [2000 - $8,600].

The demand loan and the operating line of credit are collateralized by a general security agreement on all assets of the Company. The weighted average effective prime rate for 2001 was 5.81% [2000 - 7.23%].

6. CAPITAL LEASE OBLIGATION

On May 3, 2001, the Company entered into a three year lease agreement for computer equipment requiring monthly payments of $790 (Cdn$1,260). The obligation at December 31 is as follows:

                                                           2001          2000
                                                             $             $
--------------------------------------------------------------------------------

Total future lease payments                               20,787            --
Less interest (effective rate during 2001 - 8%)           (1,882)           --
--------------------------------------------------------------------------------
                                                          18,905            --

Less current portion                                      (7,674)           --
--------------------------------------------------------------------------------
                                                          11,231            --
================================================================================

The following capital lease payments are required over the next three years:

                                                                           $
--------------------------------------------------------------------------------

2002                                                                     7,674
2003                                                                     8,311
2004                                                                     2,920
--------------------------------------------------------------------------------
                                                                        18,905
================================================================================

7. NOTES PAYABLE

The following table summarizes the activity under various agreements:

                                                      2001               2000
                                                        $                  $
--------------------------------------------------------------------------------

16% Notes payable, maturing July 31, 2002
   Principal                                        100,347                 --
   Accrued interest                                   8,490                 --
--------------------------------------------------------------------------------
Total notes payable                                 108,837                 --
================================================================================

On May 8, 2001 the Company entered into a Securities Purchase Agreement with an individual related to a Director and Officer of the Company to issue $32,375 (Cdn$50,000) of secured unregistered 16% debentures. The debentures mature on July 31, 2002. Interest accrues on the debentures at the rate of 16% per annum, and is payable at the end of each calendar quarter and at maturity. Investors may also choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. The investor has been granted a second floating charge over all of the Company's property, assets, and rights as security for the amount borrowed by the Company.

On May 10, 2001, the Company entered into a Securities Purchase Agreement with a related party investor to issue a further $35,000 of secured unregistered 16% debentures under the same terms as those issued May 8.

On July 16, 2001, the Company entered into a Securities Purchase Agreement with a Director and Officer of the Company to issue a further $32,972 (Cdn$50,000) of secured unregistered 16% debentures under the same terms as those issued May 8.

8. CONVERTIBLE NOTES

                                                          2001            2000
                                                            $               $
--------------------------------------------------------------------------------

8% Convertible notes, maturing March 31, 2002
   Principal                                          1,924,000       2,200,000
   Prepayment premium                                   288,600         330,000
   Accrued interest                                     296,636         132,000
--------------------------------------------------------------------------------
                                                      2,509,236       2,662,000
================================================================================

On April 3, 2000, the Company entered into a Convertible Note Purchase Agreement with two unaffiliated investors to issue unsecured 8% Convertible Notes ("notes") and 5-year Callable Warrants ("warrants") for gross proceeds of $3 million.

The notes mature on March 31, 2002 and became convertible into common shares after July 31, 2000. The notes may only be converted if the Company does not make payment on a lender's prepayment request, or if the Company seeks to prepay the notes. The initial conversion price for the notes was $3.72. Prepayments on the notes were subject to a tiered prepayment schedule such that all prepayments after July 31, 2000 are payable at 115% of the principal. Interest accrues on the notes at the rate of 8% per annum, and is payable on each conversion date and at maturity. Interest may be paid in the form of cash or shares at the Company's option. The lenders had the right to put back to the Company up to 25% of the unconverted amount of the notes during any 30-day period after July 31, 2000. By November 30, 2000, the lenders had the right to put back to the Company 100% of the unconverted amount of the notes. Upon the lenders' exercise of such right, the Company has the option of prepaying the portion of the notes sought to be converted, such prepayment to be in accordance with the tiered prepayment schedule set forth above. If the Company does not make such a prepayment within 10 days after its receipt of a put notice, the conversion rate of the notes and any accrued interest changes to the lesser of (a) the initial conversion price of $3.72, and (b) 88% of the average of the 5 lowest closing prices of the Company's common shares during the 30 trading days prior to the date of conversion.

In the event the notes are not prepaid or converted prior to March 21, 2002, they will automatically convert on maturity to common shares at the lesser of
(a) the initial conversion price of $3.72, and (b) 88% of the average of the 5 lowest closing prices of the Company's common shares during the 30 trading days prior to the date of maturity.

8. CONVERTIBLE NOTES (cont'd.)

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

The gross proceeds of $3 million was allocated to the convertible notes and warrants based on the relative fair value of each security at the time of issuance. Accordingly, in 2000, $2.7 million was allocated to the notes and $300,000 was allocated to the 181,818 lender warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The $300,000 discount for the warrants and the 15% prepayment premium of $450,000 was accrued and recorded as interest expense over the original eight month term to earliest conversion.

The terms of the convertible notes provide the lenders with an `in-the-money' variable conversion rate. A beneficial conversion feature on the convertible notes was calculated at issuance based on the difference between the effective conversion price of the allocated proceeds and the market price of the common stock. The original amount of the beneficial conversion feature was $281,588 at inception, however, because of the variability of the conversion ratio, it is remeasured each reporting period until conversion, extinguishment or maturity. As at December 31, 2000, the accumulated beneficial conversion feature on the outstanding principal and accrued interest amounted to $2,751,061. This amount was recorded as interest expense in 2000. The remeasurement of the beneficial conversion feature in 2001 has not resulted in any change to the amount previously calculated in 2000.

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

8. CONVERTIBLE NOTES (cont'd.)

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

On November 14, 2000, one of the note holders converted principal of $50,000 plus prepayment premium and accrued interest into 67,741 common shares.

On January 19, 2001, the exercise price and the number of callable warrants outstanding were adjusted as a result of the 3% convertible debentures and warrants described in note 9 being offered at a lower exercise price. The exercise price was decreased from $3.30 to $3.00 and the number of callable warrants were increased from 272,727 to 300,000 [Note 11[d]].

On February 6, 2001, one of the note holders converted principal of $25,000 plus prepayment premium and accrued interest into 67,508 common shares.

On June 28, 2001, one of the note holders converted principal of $70,000 plus prepayment premium and accrued interest into 284,305 common shares.

On September 30, 2001, the Company extinguished a total of $181,000 in principal to one of the note holders. This extinguishment was made pursuant to an agreement whereby the note holder would refer business to the Company and the proceeds of such business would be used to repay the principal amount outstanding. These cash redemptions resulted in a $58,701 extraordinary gain at the date of extinguishment consisting of the repurchase of the beneficial conversion feature of $31,551 and the elimination of the prepayment premium of $27,150.

At December 31, 2001 holders of the convertible notes have the right to immediately convert $855,000 of the notes, in whole or in part, into common shares of the Company at any time. The holders also have the right to put the remaining $1,069,000 to the Company at any time, in whole or in part, after which they may convert the amount of the notes subject to each put notice into common shares 10 days after each put notice.

On February 6, 2002 the Company and the two lenders reached an agreement to restructure the terms and conditions of the 8% convertible notes [Note 15[a]].

9. CONVERTIBLE DEBENTURES

                                                              2001       2000
                                                                $          $
--------------------------------------------------------------------------------

3% Convertible debentures, maturing December 31, 2003
   Principal                                                200,000         --
   Unamortized warrants discount                            (84,013)        --
   Unamortized beneficial conversion feature                (51,490)        --
   Accrued interest                                           6,198         --
--------------------------------------------------------------------------------
                                                             70,695         --
================================================================================

On January 19, 2001, the Company entered into a Securities Purchase Agreement with unaffiliated investors to issue $500,000 of unsecured 3% convertible debentures ("debentures"), and 4-year warrants ("warrants").

The debentures mature on December 31, 2003 and are convertible into common shares at any time. The maximum and minimum conversion prices for the debentures are $1.00 and $0.50 respectively. The actual conversion price of the debentures will be determined upon receipt of a conversion notice and will be lessor of (a) the maximum conversion price, or (b) 80% of the 2 lowest closing prices of the Company's common shares during the 10 trading days prior to the date of conversion, but in no case less than the minimum conversion price. Interest accrues on the debentures at the rate of 3% per annum, and is payable on each conversion date, at the end of each calendar quarter and at maturity. Interest may be paid in the form of cash or shares at the Company's option.

The warrants were issued on a pro-rata basis, with each debenture holder receiving one Series A warrant for each dollar of debentures purchased and three Series B warrants for each five dollars of debentures purchased. The exercise price of the warrants is $1.00 per share for the Series A warrants and $2.00 per share for the Series B warrants. The warrants permit the holders to acquire up to an aggregate of 800,000 common shares at any time up to December 31, 2004.

The maximum and minimum conversion prices of the debentures and the exercise price of the warrants are subject to adjustment upon the happening of certain events, such as the payment of a stock dividend, a stock split, a corporate merger or spin-off, or the issuance of securities at a price below the conversion price.

9. CONVERTIBLE DEBENTURES (cont'd.)

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

The terms of the convertible debenture provide the holders with an in-the-money variable conversion rate. A beneficial conversion feature on the convertible debenture of $190,000 has been recognized, and will be subject to remeasurement each reporting period until conversion, extinguishment or maturity. As of December 31, 2001, the remeasurement of the beneficial conversion feature has not resulted in any change to the original amount calculated on the date of issuance.

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

On March 15, 2002, the Company and the 3% convertible debenture holders agreed to an amendment to the original Securities Purchase Agreement [Note].

10. WARRANTS LIABILITY AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

The Emerging Issues Task Force Abstract No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19") became applicable to the Company's warrants on June 30, 2001. Since the number of shares issuable in the event of exercise of the callable warrants is not currently subject to an explicit limit, the Company's 300,000 callable and 800,000 other warrants were presented as a liability at their fair value as at June 30, 2001. The fair value of the warrants liability was estimated using the Black-Scholes option pricing model. The $413,546 difference between the previous carrying value of the warrants in additional paid in capital of $765,546 and their fair value at June 30, 2001 of $352,000 has been recorded as the cumulative effect of a change in accounting principle on prior periods. This $413,546 change in accounting principle has decreased the net loss per share for the year ended December 31, 2001 by $0.04.

The warrants liability will continue to be remeasured at fair value thereafter until such time as the number of shares issuable in the event of exercise of the callable warrants is fixed to an explicit limit. All future fair value remeasurements since the June 30, 2001 change in accounting principle will be recorded in the statement of operations. At December 31, 2001, the fair value of the warrants liability has decreased to $110,000 and resulted in a gain of $242,000.

11. SHARE CAPITAL

[a]  Authorized

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. The authorized capital of the Company was increased from 50,000,000 shares of common stock to 75,000,000 shares of common stock pursuant to a vote of the shareholders at the Company's annual general meeting held September 20, 2001. No preferred stock are issued and outstanding in the years presented.

11. SHARE CAPITAL (cont'd.)

[b]  Common stock

2001

The Company issued an aggregate of 960,640 common shares pursuant to conversions of convertible notes and debentures [notes 8 and 9].

On January 19, 2001, the Company issued warrants to purchase 800,000 common shares [note 9]. The fair value of the warrants issued, net of financing costs, amounted to $298,778 and was recorded as an increase to additional paid-in capital.

The Company issued an aggregate of 92,944 common shares directly to employees in consideration for past services resulting in a compensation expense and an increase in share capital of $27,260.

The Company issued an aggregate of 600,000 common shares to employees pursuant to the exercise of stock options for total proceeds of $173,993.

The Company issued 10,000 common shares in exchange for consulting services. The transaction was recorded at a fair value of $9,690 for the common shares based on the closing stock price on the January 18, 2001 date of the agreement.

2000

On August 17, 2000, the Company completed a private placement to an investor for the issuance of 116,935 common shares at $3.72 per share for net cash proceeds of $435,000.

On August 24, 2000, the Company issued 100,000 common shares and 100,000 warrants in exchange for consulting services. The exercise price of the warrants was $4.00. The transaction was recorded at a fair value of $162,500 for the common shares based on the closing stock price on the date of the agreement and $81,000 for the warrants which was estimated using the Black-Scholes option pricing model. On June 30, 2001, the 100,000 warrants were cancelled for no consideration [Note 11[d]].

11. SHARE CAPITAL (cont'd.)

[c]  Stock options

1999, 2000 and 2001 Incentive Stock Option Plans

The Company's 1999 Incentive Stock Option Plan became effective March 11, 1999, and authorizes a total of 2,000,000 common shares for issuance.

The Company's 2000 Incentive Stock Option Plan became effective on November 10, 2000, and authorizes a total of 500,000 common shares for issuance.

The Company's 2001 Incentive Stock Option Plan became effective September 20, 2001, and authorizes a total of 1,000,000 common shares for issuance.

The 1999, 2000 and 2001 Incentive Stock Option Plans (collectively the "Plans") entitles directors, employees and consultants to purchase common shares of the Company.

Options issued generally begin vesting one year after the date of grant, at which time vesting occurs in equal instalments of one-fifth of the grant total per year for a period of five years. Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The Board has the authority to vary the vesting provisions of grants at its discretion.

11. SHARE CAPITAL (cont'd.)

Activity under the Plans is set forth below:

                                                                  Options Outstanding
                                                   ---------------------------------------------------
                                    Shares                                               Weighted
                                 available for        Number of         Price per         average
                                     grant             shares             share       exercise price
------------------------------------------------------------------------------------------------------
Balance at December 31, 1999        216,700          1,783,300        $0.01 - 4.44         $1.80
Additional shares authorized        500,000                 --                  --            --
Options granted                    (586,500)           586,500        $0.59 - 4.36         $1.79
Options forfeited                   383,800           (383,800)       $0.94 - 4.34         $2.28
------------------------------------------------------------------------------------------------------
Balance at December 31, 2000        514,000          1,986,000        $0.01 - 4.44         $1.70
Additional shares authorized      1,000,000                 --                  --            --
Options granted                  (2,184,644)         2,184,644        $0.12 - 3.58         $0.29
Options forfeited                 1,061,800         (1,061,800)       $0.20 - 4.44         $1.49
Options exercised                        --           (692,944)       $0.14 - 3.58         $0.34
------------------------------------------------------------------------------------------------------
Balance at December 31, 2001        391,156          2,415,900        $0.01 - 2.75         $0.91
======================================================================================================

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2001 are as follows:

                                    Options Outstanding                   Options Exercisable
                          -----------------------------------------     --------------------------
                                         Weighted
                                          average         Weighted                       Weighted
                          Number of      remaining         average                        average
Range of                   shares       contractual       exercise        Shares         exercise
exercise prices          outstanding   life (years)         price       exercisable        price
------------------------------------------------------------------------------------------------------
$0.01 - 0.49            1,265,700           5.16            $0.20        227,500           $0.31
$0.50 - 0.99              583,200           2.80            $0.91        319,920           $0.94
$1.00 - 2.75              567,000           3.16            $2.50        255,000           $2.49
------------------------------------------------------------------------------------------------------
                        2,415,900           4.12            $0.91        802,420           $1.26
======================================================================================================

For the year ended December 31, 2001 the Company recorded $122,668 [2000 - $143,025] in stock based compensation expense. Of this total, $95,408 [2000 - $128,925] is a result of options granted to an employee in 1999 with an exercise price less than the market price of the common stock on the date of grant. The remaining $27,260 [2000 - $14,100] is a result of common shares granted to employees and options granted to consultants in exchange for services which have been measured at fair value on the commitment date.

11. SHARE CAPITAL (cont'd.)

As at December 31, 2001, the Company has $82,127 [2000 - $177,535] in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by FASB Statement No. 123 ("SFAS 123") for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under SFAS 123.

The fair value of the Company's stock-based awards granted to employees in 2001 and 2000 was estimated using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 4.5 years [2000 - 4.2 years], a risk free interest rate of 4.45% [2000 - 5.41%] and an expected volatility of 216% [2000 - 205%]. The weighted average fair value of options granted during 2001 was $0.12 [2000 - $1.51]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

                                                     2001               2000
                                                       $                  $
--------------------------------------------------------------------------------

Net loss                                          (541,552)        (8,333,443)
Compensation expense                              (380,148)          (778,095)
--------------------------------------------------------------------------------
Pro forma net loss                                (921,700)        (9,111,538)
================================================================================

Basic and diluted loss per share
As reported                                         (0.06)             (1.01)
Pro forma                                           (0.10)             (1.10)
================================================================================

11. SHARE CAPITAL (cont'd.)

[d]  Warrants

As at December 31, 2001, common stock issuable pursuant to warrants outstanding is as follows:

                    Warrants                                            Warrants
                 Outstanding at   Warrants    Warrants    Warrants   Outstanding at  Exercise
                    January 1      Issued     Exercised   Cancelled    December 31     Price      Expiry
                        #             #           #           #             #            $         Date
-----------------------------------------------------------------------------------------------------------------------
2000
Series 1 warrants        --       272,727          --          --       272,727        3.30     March 31, 2005
Series 2 warrants        --       100,000          --          --       100,000        4.00     August 24, 2002, or
                                                                                                August 24, 2001
                                                                                                if registered
-----------------------------------------------------------------------------------------------------------------------
                         --       372,727          --          --       372,727
=======================================================================================================================

                    Warrants                                            Warrants
                 Outstanding at   Warrants    Warrants    Warrants   Outstanding at  Exercise
                    January 1      Issued     Exercised   Cancelled    December 31     Price      Expiry
                        #             #           #           #             #            $         Date
-----------------------------------------------------------------------------------------------------------------------
2001
Series 1 warrants   272,727        27,273          --          --       300,000        3.00     March 31, 2005
Series 2 warrants   100,000            --          --     100,000            --          --     Cancelled
Series 3A warrants       --       500,000          --          --       500,000        1.00     December 31, 2004
Series 3B warrants       --       300,000          --          --       300,000        2.00     December 31, 2004
-----------------------------------------------------------------------------------------------------------------------
                    372,727       827,273          --     100,000     1,100,000
=======================================================================================================================

12. SEGMENTED INFORMATION

The Company operates in one industry segment and derives its revenue from the following services:

                                                       2001             2000
                                                         $                $
--------------------------------------------------------------------------------

Public company solutions                           1,643,023        2,550,373
Financial software and content systems               580,409           87,728
E-business solutions                                 633,719        1,399,507
--------------------------------------------------------------------------------
                                                   2,857,151        4,037,608
================================================================================

Revenue from external customers, by country of origin, is as follows:

                                                       2001             2000
                                                         $                $
--------------------------------------------------------------------------------

Canada                                             2,655,477        3,556,753
United States                                        201,674          480,855
--------------------------------------------------------------------------------
                                                   2,857,151        4,037,608
================================================================================

During 2001, the Company had one customer whose revenue represented 20% of total revenue. During 2000, the Company had three customers whose revenue represented 17%, 12% and 11% of total revenue, respectively.

Substantially all of the Company's property and equipment are located in Canada.

13. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes before the extraordinary gain, at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                         2001            2000
                                                           $               $
--------------------------------------------------------------------------------

Tax expense (recovery) at U.S. statutory rates        (190,000)     (3,753,000)
Lower (higher) effective income taxes of
   Canadian subsidiary                                 (26,000)       (467,000)
Change in valuation allowance                         (852,000)      2,348,000
Change in opening valuation allowance for the
   reduction in future enacted tax rates             1,004,000              --
Non-deductible expenses                                 64,000       1,872,000
--------------------------------------------------------------------------------
Income tax provision (recovery)                             --              --
================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur.

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                         2001            2000
                                                           $               $
--------------------------------------------------------------------------------

Net operating loss carryforwards                     3,091,000       3,987,000
Property and equipment                                 149,000         105,000
--------------------------------------------------------------------------------
Total deferred tax assets                            3,240,000       4,092,000
Valuation allowance                                 (3,240,000)     (4,092,000)
--------------------------------------------------------------------------------
Net deferred tax assets                                     --              --
================================================================================

13.  INCOME TAXES (cont'd.)

The net operating loss carryforwards expire as follows:

                                                                         $
--------------------------------------------------------------------------------

Canada
2006                                                               2,641,000
2007                                                               2,836,000
2008                                                                 274,000
--------------------------------------------------------------------------------
                                                                   5,751,000
U.S.
2019                                                               1,173,000
2020                                                               1,494,000
2021                                                                 249,000
--------------------------------------------------------------------------------
                                                                   2,916,000
--------------------------------------------------------------------------------

Total                                                              8,667,000
================================================================================


14.  COMMITMENTS AND CONTINGENCIES

[a] The Company has operating lease commitments with respect to office premises with minimum annual payments as follows:

                                                                         $
--------------------------------------------------------------------------------

     2002                                                            192,000
     2003                                                            178,000
     2004                                                            246,000
     2005                                                            279,000
     2006                                                            157,000
--------------------------------------------------------------------------------
                                                                   1,052,000
================================================================================

Rental expense included in general and administrative expenses for the year ended December 31, 2001 was $289,000 [2000 - $371,000].

14.  COMMITMENTS AND CONTINGENCIES (cont'd.)

[b] The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September, 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain lead generation services. The Company delivered the requested services throughout October and November, 2000, however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of December 31, 2001, no further action had been taken by either party and no court date has been set. Although management currently believes the outcome of the litigation will be in the Company's favour, they have not elected to aggressively pursue the litigation at this time. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations as the litigation is resolved.

15.  SUBSEQUENT EVENTS

[a] On February 6, 2002 the Company and the two lenders reached an agreement to restructure the terms and conditions of the 8% convertible notes. The lenders agreed to waive the 15% prepayment premium of $288,600 and the accrued interest to date of $296,636 and converted $100,000 of the principal balance due into 666,700 common shares of the Company at a conversion price of $0.15. The remaining principal balance due of $1,824,000 matures on February 6, 2004, is non-interest bearing and is convertible into common shares at any time at a fixed conversion rate of $0.50.

     If the lenders do not convert, $300,000 is to be repaid in cash. The first cash payment of $100,000 is due June 30, 2002 and the remaining $200,000 will be repaid in ten quarterly payments of $20,000 beginning September 30, 2002. In the event that the Company fails to make any of its scheduled cash payments, the conversion price will be immediately reduced to 88% of the average of the 5 lowest closing prices of the Company's common shares during the 30 trading days prior to the date of conversion.

     The maturity date of any outstanding balance not converted by February 6, 2004 will be extended for two years and the conversion price will be reduced to 88% of the average of the 5 lowest closing prices of the Company's common shares during the 30 trading days prior to the date of conversion.

15.  SUBSEQUENT EVENTS (cont'd.)

[b] On March 15, 2002, the Company and the 3% convertible debenture holders agreed to an amendment to the original Securities Purchase Agreement. The debenture holders agreed to immediately convert the outstanding principal of $200,000 and accrued interest into common shares of the Company at the minimum conversion price of $0.50 and the Company agreed to modify the existing terms of the Series A and B warrants. The exercise price of the Series A warrants has been reduced from $1.00 to $0.25. The exercise price of the Series B warrants has been reduced from $2.00 to $0.50. The expiry date for both the Series A and B warrants has been extended to July 31, 2005.

[c] On March 25, 2002, the Company completed a private placement for 2,000,000 units at $0.20 per unit for cash proceeds of $400,000. Each unit consists of one common share and one share purchase warrant. The warrants are exercisable at any time for one year from the date of issuance at $0.25 per share.

Part III

Item 9. Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act.

The following table sets forth, as of December 31, 2001, the name, age and position of the Company's directors, executive officers and other significant employees.

  Name                      Age  Position with the Company
  ----                      ---  -------------------------
  Marcus A. New............ 31   Chairman of the Board, Chief Executive Officer
  Leslie Landes............ 57   Director, President and Chief Operating Officer
  Craig Faulkner........... 31   Director
  David Caddey............. 52   Director
  Louis de Boer II......... 49   Director
  David Gillard............ 32   Chief Financial Officer

The backgrounds of the Company's Directors, Officers and significant employees are as follows:

Marcus New, B.A., Founder, Chairman of the Board and CEO

Marcus New is the founder, and has been Chairman and Chief Executive Officer since May 1995, of Stockgroup. Mr. New formed the vision for Stockgroup in 1995 and developed the company from an idea to the goal of becoming a leader in information solutions for financial services companies and a leading provider of investor relations products for public companies on the Internet. Over the last five years he has grown the company by re-investing internally generated capital and has successfully built a substantial corporate client roster. Similar to other successful Internet pioneers, Mr. New created Stockgroup based on identification of the ways in which the Internet could be used to provide services that were not otherwise available. Prior to that, Mr. New was VP of AmCan Public Relations Group and is currently a director of Iwave.com Inc., an online information company. Mr. New earned a Bachelor of Arts degree majoring in business from Trinity Western University.

Leslie A. Landes, Director, President and Chief Operating Officer

Leslie Landes has served as Stockgroup's President and Chief Operating Officer since August 1998 and has been an advisor to Stockgroup since shortly after its inception. Since January 1992, Mr. Landes has served as the President and as a director of Landes Enterprises Limited, which he founded, and which is an interim turnaround management consulting company that advised and counseled clients in several industries, including telecommunications and technology on issues ranging from mergers and acquisitions to international marketing campaigns. Prior to forming Landes Enterprises in 1992 Mr. Landes spent 13 years with the Jim Pattison Group, Canada's third largest privately held company with sales in excess of CDN$3 Billion, with over 13,000 employees. He served as President of The Jim Pattison Sign Group, Outdoor Group, and Communications Group, which included radio and television stations and paid subscription print publications. Ultimately he was appointed President of Jim Pattison Industries Ltd. and Senior Vice President of the parent Jim Pattison Group, responsible for the Group's acquisitions and divestitures, and with involvement in the management of the Group's 50 diversified companies. He successfully initiated and completed the acquisitions of other companies in a number of diverse industries in which the Group was active. Under his direction the Sign Group was built into the largest electric sign company in the world. Mr. Landes is also a director of TIR Systems Ltd., a lighting technology company, which is a public company.

Craig Faulkner, Director

Mr. Faulkner is one of the founding partners of Stockgroup. Mr. Faulkner's skill and knowledge of database-to-web solutions brings a history of innovative and dynamic solutions. Early in his career, Mr. Faulkner led Stockgroup to co-develop one of the first portfolio tracking tools, LivequoteSRG, fully based on the use of Java. Mr. Faulkner managed the programming and information management team at Stockgroup, initiated solutions with data and hardware vendors, while maintaining a senior management role and board membership. Under Mr. Faulkner's direction, Stockgroup implemented a sophisticated blend of both Sun Solaris and Microsoft solutions. Mr. Faulkner is also part of the advisory boards for Brand Fidelity an online service addressing the commercial naming and branding business, and Serveyor, a leading Managed Service Provider (MSP) for Internet Availability Monitoring, Performance Measurement and Quality testing. On March 28, 2002, Craig resigned as Chief Technology Officer of Stockgroup but will remain on the Board of Directors.

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

Louis de Boer II, Director

Louis de Boer has served as a director of Stockgroup since October 1999. Since May of 1998, he has served as President of MediaFutures, Inc., which provides consulting services to clients in the Internet and cable broadcasting industries, including such companies as Hearst New Media, Cox Enterprises, Rainbow Programming as well as several emerging growth companies. From July 2000 through June 2001, he also served as CEO of Automatic Media Incorporated, and Internet media and software firm based in New York City. From June 1996 to April 1998, he was Chief Executive Officer at New Century Network, an online company formed by a consortium of the nine leading US newspaper organizations, including, Advance Communications, Cox Communications, The Chicago Tribune, Hearst, Gannett, Knight-Ridder, Inc., The New York Times, The Washington Post and Times-Mirror. From 1977 to December 1994, Mr. de Boer was employed at HBO culminating in the positions of Executive Vice President of HBO Inc. and President of its International division, where he played an instrumental role in helping negotiate and broker deals that significantly increased that company's presence in its international markets. Mr. de Boer is also a director of Click TV, a television production company in the UK and Priva Technologies, both of which are private companies.

David Gillard, CGA, Chief Financial Officer

     Mr. Gillard has been Chief Financial Officer of Stockgroup since November 2001, and prior to that he had been with the Company in the capacity of Controller since March 2000. Prior to joining Stockgroup, he had been in the accounting field for 10 years, including most recently over 6 years in the accounting department of Maynards Industries Ltd., one of the largest asset conversion companies in North America. He is a graduate of the British Columbia Institute of Technology, and has been a Certified General Accountant since 1996.

Item 10. Executive Compensation

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer and the President for all services rendered to the Company in all capacities during each of the years ended December 31, 1999, 2000 and 2001. None of the other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table
--------------------------------------------------------------------------------
                                                      Securities     All Other
Name and Principal Position     Year      Salary      Underlying    Compensation
                                             $        Options (#)         $
--------------------------------------------------------------------------------
Marcus New                      1999     $111,073       325,000         $   0
Chief Executive Officer,        2000     $147,460             0         $   0
Chairman and Director           2001     $ 97,194       100,000         $   0
--------------------------------------------------------------------------------
Leslie Landes                   1999     $122,654       745,800         $   0
President &                     2000     $145,668             0         $   0
Chief Operating Officer         2001     $ 97,194       533,200         $   0
================================================================================

Option Grants In the Last Fiscal Year To Named Executive Officers
--------------------------------------------------------------------------------
Name                       Securities   % Of Total      Exercise    Expiration
                           Underlying   Options         Price       Date
                           Options      Granted to      $
                           Granted      Employees
                           (1)(2)       In Year
--------------------------------------------------------------------------------
Marcus New                 100,000      4.6%            0.12        18-Sep-07
Leslie Landes              533,200      24.4%           0.22        10-Aug-07
--------------------------------------------------------------------------------
(1) All of the above options are subject to the terms of our Stock Option Plan and are exercisable only as they vest. The options have a term of 6 years from date of grant.

(2) All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

No Bonuses were paid to named executive officers in any of the above years. No Restricted Stock Awards (RSAs), Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs) were awarded to named executive officers in any of the above years.

On August 10, 2001, for services rendered to Stockgroup, Leslie Landes was granted 533,200 options at an exercise price of $0.22 per share, which vest over three years beginning February 10, 2002. On September 18, 2001, for services rendered to Stockgroup, Marcus New was granted options to purchase 100,000 shares of common stock at an exercise price of $0.12 per share. These options fully vest on March 18, 2002.

The following table summarizes the option holdings of the named executive officers as at December 31, 2001:

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

--------------------------------------------------------------------------------------------
                                                 Number of Shares       Value of Unexercised
                                                 underlying             In-the-Money
                                                 Unexercised Options    Options at
                                                 At December 31, 2001   December 31, 2001
--------------------------------------------------------------------------------------------
Name                 Shares
                     acquired       Value        Exer-      Unexer-     Exer-      Unexer-
                     on Exercise    Realized     cisable    cisable     cisable    cisable
--------------------------------------------------------------------------------------------
Marcus New           0              0            130,000    295,000     $    0     $       0
Leslie Landes        0              0            319,920    851,480     $    0     $  11,550
============================================================================================

Directors' Compensation

Stockgroup compensates its outside Directors by issuing options to acquire shares of common stock which fully vest after one year of service on the board of directors. Mr. David Caddey and Mr. Lee de Boer were each granted 50,000 such options on August 10, 2001 that have an exercise price of $.22 per share and will fully vest on August 10, 2002.

Employment and Severance Agreement

Stockgroup has an employment agreement with the President Leslie Landes. This agreement was signed on August 4, 1998 and has a term of 5 years. Under the agreement Mr. Landes is scheduled to receive a minimum compensation of CDN$150,000 per annum. The agreement may be terminated by Stockgroup or Mr. Landes on 30 days notice, and if termination is initiated by Stockgroup, Mr. Landes is to receive a severance payment equal to 12 months compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2001 the beneficial ownership of common stock of each person known to the Company who owns more than 5% of issued and outstanding common stock.

--------------------------------------------------------------------------------
Name and address* of                Amount and Nature              Percent of
Beneficial Owner                    of Beneficial Ownership        Class
--------------------------------------------------------------------------------
Marcus New                          2,498,500                      24.66%
Yvonne New                          2,366,500                      23.36%
518464 B.C. Ltd.                    1,945,000                      19.20%
Craig Faulkner                        912,000                       9.00%
569358 B.C. Ltd.                      665,000                       6.56%
================================================================================

*Unless otherwise referenced, the address for each of the above mentioned parties is c/o Stockgroup Information Systems Inc., Suite 500 - 750 West Pender Street, Vancouver, B.C. Canada V6C 2T7.

On March 11, 1999, Stockgroup entered into a Share Exchange and Share Purchase Agreement with 579818 B.C. Limited, a British Columbia corporation; Stock Research Group, Inc., a British Columbia corporation; and all of the shareholders of Stock Research Group. Under that Agreement the Company acquired all of the issued and outstanding shares of Stock Research Group, in consideration of which 579818 B.C. Limited issued to the Stock Research Group shareholders 3,900,000 Class A Exchangeable Shares. Stockgroup also issued to Stock Trans, Inc., its transfer agent, 3,900,000 shares of common stock, to hold as trustee for the benefit of the Stock Research Group shareholders. The exchangeable shares may be converted, at the option of the holder, into an equal number of shares of common stock held by the trustee. Pending any such conversion, each holder of the exchangeable shares may direct the trustee to vote an equivalent number of shares of common stock. The trustee has no discretion as to voting or disposition of common stock.

As a result of these transactions, each of the former Stock Research Group shareholders has the right to vote, or to direct the trustee to vote on their behalf, a number of shares of common stock equal to the number of exchangeable shares held of record by them. In the aggregate, shares of common stock issued to the trustee represent approximately 38% of issued and outstanding shares of common stock.

The trust created by these transactions will continue until the earliest to occur of the following events:

o no outstanding exchangeable shares are held by any former Stock Research Group shareholder;

o each of 579818 B.C. Limited and Stockgroup acts in writing to terminate the trust and such termination is approved by the holders of the exchangeable shares; and

o    December 31, 2098.

Of the amount shown for Marcus New, 52% (or 1,222,500 shares) of the exchangeable shares are owned by Yvonne New, Mr. New's wife.

Mr. Marcus New owns directly 171,500 Exchangeable shares and his wife, Yvonne New, owns directly 250,000 exchangeable shares. They both indirectly, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and his wife Yvonne New as to 50%, 1,945,000 exchangeable shares. Accordingly, Marcus and Yvonne New beneficially own 2,366,500 exchangeable shares of common stock, which represent approximately 23.36% of issued and outstanding common stock.

Mr. New also owns 2,000 shares of common stock which were purchased in the open market. On March 11, 1999, Mr. New was granted options to purchase 325,000 shares of common stock at an exercise price of $2.50, of which 130,000 options had vested by December 31, 2001. On September 18, 2001, Mr. New was also granted options to purchase 100,000 shares of common stock at an exercise price of $0.12 per share. These options fully vest on March 18, 2002, and expire on September 17, 2007. In combination with Mr. New's 2,366,500 exchangeable shares, 130,000 vested options, and 2,000 shares of common stock, Mr. New holds a beneficial ownership position in the company of 2,498,500 shares representing approximately 24.66% of issued and outstanding common stock as of December 31, 2001.

Of the amount shown for Craig Faulkner, Mr. Faulkner owns directly 169,000 exchangeable shares and indirectly, through 569358 B.C. Ltd., a British Columbia company owned by Mr. Faulkner, 665,000 exchangeable shares. Mr. Faulkner has been granted options to acquire 195,000 shares of common stock at an exercise price of $2.50 per share, of which 78,000 options had vested at December 31, 2001. Mr. Faulkner has also been granted options to acquire 100,000 shares of common stock at an exercise price of $0.12 per share. Mr. Faulkner was granted these options on September 18, 2001. The options fully vest on March 18, 2002. Mr. Faulkner, through his direct and indirect holdings, and 78,000 vested options, beneficially owns 912,000 shares representing 9.00% of the issued and outstanding common stock as of December 31, 2001.

Item 11.  Security Ownership of Management

The tables below and the paragraphs that follow present certain information concerning directors, executive officers and significant employees. Mr. David Caddey is Mr. Marcus New's wife's uncle. Other than this relationship, none of the Company's directors, executive officers or significant employees has any family relationship with any other director, executive officer or significant employee.

---------------------------------------------------------------------------------------------------
Name                 Age      Position with Company           Executive   Shares          Percent
                                                              Officer /   Beneficially      of
                                                              Director    Owned            Class
                                                              Since       Dec 31 2001
---------------------------------------------------------------------------------------------------
Directors:

Marcus A. New        31       Chairman of the Board,
                              Chief Executive Officer,
                              Director                        05/04/95    2,498,500        24.66%

Craig D. Faulkner    31       Chief Technology Officer,
                              Director                        05/04/95      912,000         9.00%

Leslie Landes        57       President,
                              Chief Operating Officer,
                              Director                        08/04/98      319,920         3.16%

David Caddey         52       Director                        05/04/95       80,000         0.79%

Louis de Boer II     49       Director                        10/07/99       20,000         0.20%

David Gillard        32       Chief Financial Officer         11/16/01        7,500         0.07%
---------------------------------------------------------------------------------------------------
All Directors, Executive Officers and
Significant employees as a group                                          3,837,920        37.88%
===================================================================================================

Of the amount shown for Mr. Caddey, 50% (or 30,000 shares) are owned by Ms. Donna Caddey, Mr. Caddey's wife.

Mr. David Caddey and his wife, Donna Caddey, each own directly 20,000 exchangeable shares. In addition, 20,000 shares of common stock are owned jointly by David and Donna Caddey. Accordingly, Mr. and Ms. Caddey beneficially owns 60,000 shares of common stock which represents approximately 0.59% of issued and outstanding common stock. Mr. Caddey has been granted options to purchase 20,000 shares of common stock at an exercise price of $2.50 per share, of which 100% were vested at December 31, 2001. Mr. Caddey has also been granted options to purchase 50,000 shares of common stock at an exercise price of $0.22 per share. Mr. Caddey was granted these options on August 10, 2001. The options have a six-year term and full vesting of the 50,000 options will take place on August 10, 2002, and the beneficial ownership calculation here does not include any shares of common stock underlying these options. In combination with his direct and indirect holdings of 40,000 exchangeable shares and direct and indirect holdings of 20,000 shares of common stock, and 20,000 vested options, Mr. Caddey beneficially owns 80,000 shares representing approximately 0.79% of issued and outstanding common stock.

On March 11, 1999 Mr. Leslie Landes had been granted options to purchase 745,800 shares of common stock at a price of $0.01 per share as to 105,000 shares and $0.94 per shares as to the balance. As of December 31, 2001 107,600 of the $0.94 options had been forfeited. As at December 31, 2001, 319,920 of the options had vested. On August 10, 2001 Mr. Landes was granted an additional 533,200 options at an exercise price of $0.22, of which none had vested by the end of 2001. As at December 31, 2001, Mr. Landes' options provide him with beneficial ownership of 319,920 of issued and outstanding common stock.

Mr. Louis de Boer II, has been granted options to purchase 20,000 shares of common stock at an exercise price of $2.75 per share. Mr. de Boer was granted these options on October 7, 1999. The options have a six-year term and full vesting of the 20,000 options occurred on October 7, 2000. On August 10, 2001, Mr. de Boer was granted further options to purchase 50,000 shares of common stock at an exercise price of $0.22 per share, with a six year term and full vesting on August 10, 2002. As at December 31, 2001, Mr. de Boer's vested options provide him with beneficial ownership of 20,000 shares of common stock, representing 0.20% of issued and outstanding common stock.

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

      3.2 Articles of Amendment to the Articles of Incorporation - Name Change from Stockgroup.com Holdings Inc. to Stockgroup Information Systems Inc., incorporated by reference to Form 8-K filed October 11, 2001 and filed herewith

      4.1 1999 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed November 16, 1999

      4.2 Convertible Notes and Warrants Agreement dated March 31, 2000 - incorporated by reference to Form SB 2 and SB-2/A filed May 26, 2000 and August 1, 2000 respectively

      4.3 Securities Purchase Agreement dated January 19, 2001 - incorporated by reference to Form 8K filed January 30, 2001

      4.4 2000 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed May 15, 2001

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

      13.3 Forms 10QSB for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 - incorporated by reference to filings made on May 5, 2000, August 14, 2000, and November 14, 2000 respectively

      13.4 Form 10KSB for the year ended December 31, 2000 - incorporated by reference to filing made on March 20, 2001

      13.5 Form 10QSB for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001 - incorporated by reference to filings made on May 14, 2001, August 14, 2001, and November 7, 2001 respectively

      16.1 Letter regarding change in certifying accountant - incorporated by reference to Form 8K filed July 9, 1999

      22.1 Published report regarding matters submitted to vote - incorporated by reference to Form DEF 14A filed September 10, 1999

      22.2 Published report regarding matters submitted to vote - incorporated by reference to Form DEF 14A filed October 16, 2000

      22.3 Published report regarding matters submitted to vote - incorporated by reference to Form DEF 14A filed August 15, 2001

      23.1      Consent of Independent Auditors - filed herewith below as Item
                23.1

No reports on Form 8-K have been filed within the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Stockgroup Information Systems, Inc.
    (Registrant)

Dated:  March 28, 2002
By:

/s/  Marcus A. New
------------------------------------------------
Marcus A. New, Chairman, Chief Executive Officer


/s/  David Caddey
------------------------------------------------
David Caddey, Director


/s/  Louis de Boer II
------------------------------------------------
Louis de Boer II, Director


/s/ Leslie Landes
------------------------------------------------
Leslie Landes, Director, President
& Chief Operating Officer


/s/ Craig Faulkner
------------------------------------------------
Craig Faulkner, Director, Chief Technology Officer


/s/ David Gillard
------------------------------------------------
David Gillard, Chief Financial Officer,
Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number   Description                                                Page
--------------------------------------------------------------------------------
2.1              Share Exchange and Share Purchase Agreement                N/A
3.1              Articles of Incorporation & Bylaws                         N/A
3.2              Articles of Amendment to the Articles of Incorporation     57
4.1              1999 Incentive Stock Option Plan                           N/A
4.2              Convertible Notes and Warrants Agreement                   N/A
4.3              Securities Purchase Agreement                              N/A
4.4              2000 Incentive Stock Option Plan                           N/A
9.1              Exchange and Voting Agreement                              N/A
13.1             Forms 10QSB for the quarters ended March 31, 1999,
                 June 30, 1999 and September 30, 1999                       N/A
13.2             Forms 10KSB and 10KSB/A for the year ended
                 December 31, 1999                                          N/A
13.3             Forms 10QSB for the quarters ended March 31, 2000,
                 June 30, 2000 and September 30, 2000                       N/A
13.4             Form 10KSB for the year ended December 31, 2000            N/A
13.5             Form 10QSB for the quarters ended March 31, 2001,
                 June 30, 2001 and September 30, 2001                       N/A
16.1             Letter regarding change in certifying accountant           N/A
22.1             Published report regarding matters submitted to vote       N/A
22.2             Published report regarding matters submitted to vote       N/A
22.3             Published report regarding matters submitted to vote       N/A
23.1             Consent of Independent Auditors                            59