Form 10QSB
period 2002-03-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2002-05-15
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,795,768

Transitional Small Business Disclosure Format (check one): Yes: |_| No: |X|

                       Stockgroup Information Systems Inc.
                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION................................................4
Item 1.  Financial Statements (unaudited).....................................4
   CONSOLIDATED BALANCE SHEETS................................................4
   CONSOLIDATED STATEMENTS OF OPERATIONS......................................5
   CONSOLIDATED STATEMENTS OF CASH FLOWS......................................6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................7
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results Of Operations................................................12
Part II. OTHER INFORMATION...................................................20
Item 1. Legal Proceedings....................................................20
Item 2. Changes in Securities and Use of Proceeds............................20
Item 6. Exhibits and Reports on Form 8-K.....................................20
SIGNATURES...................................................................21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

                       Stockgroup Information Systems Inc.
                           CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                                          March 31,      December 31,
                                                                             2002            2001
                                                                         ------------    ------------
ASSETS
    CURRENT
       Cash and cash equivalents                                         $    256,631    $    126,618
       Marketable securities                                                    7,147          21,814
       Accounts receivable [net of allowances for doubtful
          accounts of $73,328; December 31, 2001 $92,331]                     172,539         173,105
       Prepaid expenses                                                       181,204          60,465
                                                                         ------------    ------------
    TOTAL CURRENT ASSETS                                                 $    617,521    $    382,002
       Property and equipment, net                                       $    303,987    $    341,688
                                                                         ------------    ------------
                                                                         $    921,508    $    723,690
                                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
    CURRENT
       Bank indebtedness                                                 $      4,929    $      6,081
       Accounts payable                                                       249,695         373,674
       Accrued payroll liabilities                                             86,417         144,920
       Deferred revenue                                                       124,447         124,944
       Current portion of capital lease obligation                              7,824           7,674
       Notes payable and accrued interest                                     104,463         108,837
       Current portion of convertible notes (note 2)                          160,000       2,509,236
       Warrants liability (note 4)                                                  0         110,000
                                                                         ------------    ------------
    TOTAL CURRENT LIABILITIES                                            $    737,775    $  3,385,366
    Capital lease obligation                                                    9,210          11,231
    Convertible notes (note 2)                                              1,426,236            --
    Convertible debentures (note 3)                                              --            70,695
                                                                         ------------    ------------
    TOTAL LIABILITIES                                                    $  2,173,221    $  3,467,292
                                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY (DEFICIENCY) (note 5)
       COMMON STOCK, No Par Value
       Authorized shares - 75,000,000
       Issued and outstanding shares - 13,795,768;
       10,131,260 at December 31, 2001                                   $  8,441,002       7,969,090
       ADDITIONAL PAID-IN CAPITAL                                           2,784,772       2,422,014
       ACCUMULATED DEFICIT                                                (12,477,487)   $(13,134,706)
                                                                         ------------    ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                  $ (1,251,713)   $ (2,743,602)
                                                                         ------------    ------------
                                                                         $    921,508    $    723,690
                                                                         ============    ============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                       Three Months     Three Months
                                        Ended March      Ended March
                                         31, 2002         31, 2001
                                       ------------     ------------
REVENUE
    Revenues                           $    442,241     $  1,105,359
    Cost of revenues                        164,248          426,875
                                       ------------     ------------
    Gross profit                       $    277,993     $    678,484

EXPENSES
    Sales and marketing                $     92,060     $    206,823
    Product development                      18,498           91,348
    General and administrative              363,540          642,585
                                       ------------     ------------
                                       $    474,098     $    940,756
                                       ------------     ------------
LOSS FROM OPERATIONS                   $   (196,105)    $   (262,272)

Interest income                                 146            1,591
Interest expense                           (184,359)         (96,703)
Loss on warrants liability                  (55,000)              --
Other income                                  3,951           18,703
                                       ------------     ------------
NET LOSS BEFORE EXTRAORDINARY
    ITEMS                              $   (431,367)    $   (338,681)

Extraordinary gain on restructuring
    of convertible notes (note 2)         1,088,586               --
                                       ------------     ------------
NET INCOME (LOSS)                      $    657,219     $   (338,681)
                                       ============     ============
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:
Net loss before extraordinary items    $      (0.04)    $      (0.04)
Extraordinary gain on redemption
    of convertible notes               $       0.10     $       0.00
Net income (loss)                      $       0.06     $      (0.04)
                                       ============     ============
Weighted average shares
    outstanding for the period           10,776,737        8,515,431
                                       ============     ============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                                Three Months     Three Months
                                                                 Ended March      Ended March
                                                                   31, 2002         31, 2001
                                                                ------------     ------------
OPERATING ACTIVITIES                                                      --               --
Net income (loss)                                               $    657,219     $   (338,681)
Add (deduct) non-cash items
    Amortization                                                      37,701           47,637
    Amortization of deferred financing costs                              --              975
    Extraordinary gain on restructuring of convertible notes      (1,088,586)              --
    Loss on warrants liability                                        55,000               --
    Effective interest on convertible notes and debentures           178,573           90,107
    Bad debt expense                                                 (19,003)          69,060
    Common stock and equivalents issued for services                 167,500            9,690
    Stock based compensation                                          27,568           26,555
                                                                ------------     ------------
                                                                $     15,972     $    (94,657)
    Net changes in non-cash working capital
       Marketable securities                                          14,667               --
       Accounts receivable                                            19,569         (324,919)
       Prepaid expenses                                             (120,739)           6,501
       Accounts payable                                             (123,979)        (155,892)
       Accrued payroll liabilities                                   (58,503)         (38,389)
       Accrued interest on notes payable                              (4,374)              --
       Deferred revenue                                                 (497)         (18,657)
                                                                ------------     ------------
CASH PROVIDED BY (USED IN) OPERATIONS                           $   (257,884)    $   (626,013)
                                                                ------------     ------------
FINANCING ACTIVITIES
    Issuance of common stock and warrants (net)                      390,920               --
    Issuance of convertible debenture (net)                               --          479,960
    Repayment of capital lease obligation                             (1,871)              --
    Repayment of bank indebtedness                                    (1,152)          (2,941)
                                                                ------------     ------------
CASH PROVIDED BY (USED IN) FINANCING                            $    387,897     $    477,019
                                                                ------------     ------------
INVESTING ACTIVITIES
    Property and equipment (net)                                          --            9,400
                                                                ------------     ------------
CASH PROVIDED BY (USED IN) INVESTING                            $         --     $      9,400
                                                                ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     130,013         (139,594)
Cash and cash equivalents, beginning of period                       126,618          338,448
                                                                ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    256,631     $    198,854
                                                                ============     ============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2002
                                   (UNAUDITED)

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a loss before extraordinary items of $431,367 for the three months ended March 31, 2002, has an accumulated deficit of $12,477,487 and had a working capital deficiency of $120,254 as at March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and debt private placements. Management expects that revenues resulting from current operations will increase which should allow the Company to continue profitable operations and positive cash flows in 2002. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the ability of the Company to continue as a going concern is uncertain and dependent upon continuing a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. CONVERTIBLE NOTES

-----------------------------------------------------------------------------------------------
                                                           March 31, 2002     December 31, 2001
-----------------------------------------------------------------------------------------------
Convertible notes, maturing December 31, 2005
         Principal                                           $  1,824,000       $  1,924,000
         Prepayment premium                                            --            288,600
         Interest                                                      --            296,636
         Unamortized debt discount                               (237,764)                --
-----------------------------------------------------------------------------------------------
         Subtotal                                            $  1,586,236       $  2,509,236
         Current portion                                          160,000          2,509,236
         Long term portion                                      1,426,236                 --
===============================================================================================

On February 6, 2002 the Company and note holders reached an agreement to restructure the terms and conditions of the existing convertible notes and callable warrants.

The note holders agreed to waive the 15% prepayment premium of $288,600 and the accrued interest to date of $315,000 and immediately converted $100,000 of the principal balance due into 666,700 common shares of the Company at a conversion price of $0.15. The remaining principal balance of $1,824,000 matures on December 31, 2005. The notes are non-interest bearing and are convertible into common shares at the option of the holder at any time at a fixed conversion price of $0.50 through to December 31, 2003. From January 1, 2004 to December 31, 2005, or sooner in the event of a default on any mandatory payment described below, the notes bear interest at 8% and are convertible into common shares at the option of the holder at any time at a conversion price equal to the lesser of (i) the initial conversion price of $0.50 and (ii) 88% of the average of the 5 lowest closing prices of the Company's common shares during the 30 trading days prior to the date of conversion.

The restructured agreement provides for $300,000 of mandatory payments through to December 31, 2004. A one-time payment of $100,000 is due on June 30, 2002 and then separate payments of $20,000 are due at the end of each of the following ten quarters through to December 31, 2004. If applicable, the Company will also provide mandatory payments of 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess of $2,000,000 in 2002 and 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess of $500,000 in 2003.

The restructuring resulted in an extraordinary gain of $1,088,586 consisting of $603,600 for the waived prepayment premium and accrued interest, $247,222 for the repurchase of the beneficial conversion feature and $237,764 for the debt discount representing the difference between the fair value of the notes at a market interest rate of 8% and the face value of the notes which are non-interest bearing through to December 31, 2003. The debt discount of $237,764 is subject to accretion over the term to maturity of the convertible notes.

The callable warrants permit the holders to acquire up to 181,818 common shares at an exercise price of $3.00 at any time up to March 31, 2005. The warrants may be called by the Company, at a purchase price of $.01 per underlying share, if the stock price of the Company's common shares exceeds $6.00 for any 20 consecutive trading days, provided that the holders have the right to exercise the warrants within 30 days after their receipt of such a call.

3. CONVERTIBLE DEBENTURES

On March 15, 2002, the Company and the 3% convertible debenture holders agreed to an amendment to the original Securities Purchase Agreement. The debenture holders agreed to immediately convert the $200,000 outstanding principal and $6,904 accrued interest into 413,808 common shares of the Company at the minimum conversion price of $0.50. The conversion resulted in the immediate recognition of $135,503 in interest expense related to the previously unamortized debt discount and beneficial conversion feature.

The Company agreed to modify the existing terms of the Series A and B warrants. The exercise price of the Series A warrants has been reduced from $1.00 to $0.25. The exercise price of the Series B warrants has been reduced from $2.00 to $0.50. The expiry date for both the Series A and B warrants has been extended to July 31, 2005 from December 31, 2004. The reduction in the exercise price and extension of the expiry date of the warrants is accounted for as an inducement to convert the convertible debentures. The fair value of the warrants after the conversion was $24,000 greater than the fair value of the warrants prior to conversion and this excess fair value was recorded as interest expense on the conversion date.

4. WARRANTS LIABILITY

The Emerging Issues Task Force Abstract No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19") became applicable to the Company's warrants on June 30, 2001. EITF 00-19 requires the Company to evaluate whether a sufficient number of authorized and unissued shares exists at each reporting date to control settlement by delivering shares. In that evaluation, the Company must compare the number of authorized but unissued shares, less the maximum number of shares that could be required to be delivered under existing convertible debt, stock option and warrant agreements with the maximum number of shares that could be required to be delivered on net share settlement of the warrants. If the Company does not have a sufficient number of authorized but unissued shares at the reporting date then the share settlement is not within the control of the Company and the warrants will be presented as a liability.

As at December 31, 2001, the Company could not demonstrate they had a sufficient number of authorized but unissued shares to share settle all of the outstanding warrants if exercised and the $110,000 fair value of the warrants was classified as a current liability. As a result of the February 6, 2002 restructuring of the convertible notes and callable warrants, the Company could demonstrate they had a sufficient number of authorized but unissued shares to share settle all of the outstanding warrants if exercised and the $165,000 fair value of the warrants was reclassified as equity. The $55,000 difference between the fair value on December 31, 2001 and February 6, 2002 was recorded as a loss on warrants liability in the statement of operations.

5. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

At March 31, 2002, in addition to the 13,795,768 common shares outstanding, there were also 2,075,700 stock options and 3,331,818 warrants outstanding.

Issues of common shares and common share equivalents for the three month period ended March 31, 2002 are summarized as follows:

On February 6, 2002, the Company issued 666,700 common shares pursuant to a conversion of $100,000 of principal under the restructured convertible notes as discussed in Note 2.

On February 25, 2002, the Company issued 33,000 common shares to an employee for services rendered. The transaction was recorded at a fair value of $7,500 based on the closing stock price on the date of the agreement.

On March 5, 2002, the Company issued 500,000 common shares to a consultant pursuant to a service contract. The transaction was recorded at a fair value of $107,500 based on the closing stock price on the date of the agreement.

On March 16, 2002, the Company issued warrants to purchase 250,000 common shares to a management consultant pursuant to a services agreement. The warrants have an exercise price of $0.30 and expire on September 15, 2003. The $60,000 fair value of the warrants issued was estimated using the Black-Scholes option pricing model and was recorded as an expense in the first quarter 2002.

On March 25, 2002, the Company issued 413,808 common shares pursuant to a conversion of the final $206,904 in principal and accrued interest of the convertible debentures as amended, discussed in Note 3.

On March 28, 2002 the Company completed a placement of 2,000,000 units at $0.20, each unit consisting of one common share and one warrant, plus 51,000 common shares, for gross proceeds of $410,200. Financing fees were $19,280, resulting in net cash proceeds of $390,920. Each warrant entitles the holder to acquire one common share at $0.25 per share until March 31, 2003. The net proceeds were allocated to common stock and warrants based on the relative fair value of each security at the time of issuance.

Stock Options

The Company's 1999, 2000, 2001, and 2002 Stock Option Plans (collectively the "Plans") authorize a total of 5,000,000 common shares for issuance. Activity under the Plans is set forth below.

--------------------------------------------------------------------------------------------
                                                               Options Outstanding
                                                        ------------------------------------
                                            Shares
                                            available           Number of        Price per
                                            for grant            shares            share
--------------------------------------------------------------------------------------------
Balance at December 31, 2001                   391,156          2,415,900      $ 0.01 - 2.75
Additional shares authorized                 1,500,000                 --                  -
Options granted                             (1,008,000)         1,008,000        0.20 - 0.40
Options forfeited                              815,200           (815,200)       0.31 - 2.75
Options exercised                                   --           (533,000)       0.23 - 0.25
--------------------------------------------------------------------------------------------
Balance at March 31, 2002                    1,698,356          2,075,700      $ 0.01 - 2.50
============================================================================================

Warrants

As at March 31, 2002, common stock issuable pursuant to warrants outstanding is as follows:

------------------------------------------------------------------------------------------------------------------------------
                       Warrants                                                      Warrants
                      Outstanding   Warrants        Warrants      Warrants         Outstanding      Exercise       Expiry
                      At January      Issued        Exercised     Cancelled          at March         Price         Date
                        1, 2002                                                      31, 2002
                           #               #           #              #                   #              $
------------------------------------------------------------------------------------------------------------------------------
Series 1                300,000              --           --         18,182            281,818         3.00     March 31, 2005
Series 3A               500,000              --           --             --            500,000         0.25     July 31, 2005
Series 3B               300,000              --           --             --            300,000         0.50     July 31, 2005
Series 4                     --       2,000,000           --             --          2,000,000         0.25     March 31, 2003
Series 5                     --         250,000           --             --            250,000         0.30     Sept. 15, 2003
------------------------------------------------------------------------------------------------------------------------------
                      1,100,000       2,250,000           --         18,182          3,331,818
==============================================================================================================================

6. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable industry segment with the following sources of revenue:


                                                        For the three months ended
                                                      March 31, 2002    March 31, 2001
---------------------------------------------------------------------------------------
Public Company Disclosure and Awareness Products        $  285,177        $  430,425
Financial Software and Content Systems                     157,064           110,358
E-business Solutions                                            --           564,576
---------------------------------------------------------------------------------------
                                                        $  442,241        $1,105,359
=======================================================================================

During the first three months of 2002, the Company had one customer from whom revenue received by the Company represented approximately 11% of total revenue. During the first three months 2001, the Company had one customer from whom revenue received by the Company represented approximately 47% of total revenue. No other customers represented greater than 10% of revenue.

7. COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

The results of the first quarter of 2002 are a product of our continued focus on improving the balance sheet and obtaining high quality sales customers and partners for our Financial Software and Content Systems. Overall sales and operating profitability are down from the first quarter 2001, but there have been several positive events in the first quarter of 2002 which we feel have strengthened both our balance sheet and future revenue potential.

The decrease in revenue is primarily due to the reduction in E-Business Solutions revenue, which we discontinued early in 2001. We spent some time during the quarter on improvements to our balance sheet, as we felt it necessary to restructure and reduce our convertible debt, as well as raise capital to support future growth. We accomplished all of these balance sheet improvements in the quarter, including restructuring our 8% convertible notes, converting the balance of our 3% convertible debentures into shares, and raising $0.410 million in a private placement financing. These three events are further described in Notes 2 through 5 to the financial statements.
Besides the improvements to the balance sheet, we also established new sales partnerships with two more high quality and high potential financial and media companies to sell our Financial Software and Content Systems. Despite the adversity in the financial markets, we feel this quarter has been extremely promising for the future.

                                                       Revenue and Gross Profits

Total revenues in the first quarter of 2002 were $0.442 million compared to $1.105 million in the first quarter 2001, a decrease of $0.663 million, or 60%. Our Public Company Disclosure and Awareness Products revenue was $0.285 million compared to $0.430 million in the first quarter 2001, a decrease of $0.145 million or 34%. Financial Software and Content Systems revenue was $0.157 million compared to $0.110 million in the first quarter 2001, an increase of $0.047 million or 42%. E-Business Solutions revenue was nil in the first quarter 2002 compared to $0.565 million a year earlier. We have chosen not to actively pursue E-Business Solutions business since the second quarter of 2001 in favour of revenue streams which carry more potential profitability in the long term, namely Financial Software and Content Systems and Public Company Disclosure and Awareness Products.

Gross profits in the first quarter of 2002 were $0.278 million compared to $0.678 million in the first quarter 2001, a decrease of $0.400 million, or 60%. Gross profits as a percentage of sales, however, increased quarter over quarter from 61.4% in the first quarter 2001 to 62.9% in 2002.

We are continuing to provide innovative products in our Public Company Disclosure and Awareness Products line, and the IntegratIR sales remain strong and delivering high value to customers. The decrease in total Public Company Disclosure and Awareness Products sales is due in large part to a general slowdown in public company investor communication spending on most other products. Historically, many of our Public Company Disclosure and Awareness Products customers have come from the technology sector, but the slowdown in this sector has caused considerable attrition, especially with small cap and micro cap companies. We have been diversifying our target market for some time in order to be less dependent on any one sector. As well, sales and marketing efforts have been increased in this area late in the quarter, mainly through our attendance at carefully selected trade shows and improving our sales force.

Financial Software and Content Systems continues to be a strong contributor to our overall revenue and gross profits. Our process has matured over the past year and we are able to efficiently deliver high quality services in this area for a fraction of the cost to customers of having it done internally. We have established relationships with major sales channels, media networks, and financial companies, and have seen significant results already, and expect more in the near future. Financial Software and Content Systems revenue was up this quarter 42% over the same period a year ago. All of this revenue is contractual, typically in 12-month terms, so we have a solid base of revenue in this area to grow from.

E-business Solutions revenue for the first quarter of 2001 was mainly derived from work on a financial leasing exchange for a single client. Since that contract, which ended in the first quarter of 2001, we have chosen not to pursue further contracts of this nature. As a result, our revenue from this segment was nil in the first quarter of 2002. We have instead decided to focus our energies on more stable, predictable revenue streams, which ultimately will be more profitable, such as Public Company Disclosure and Awareness Products and Financial Software and Content Systems.

                                                              Operating Expenses

Total operating expenses in the first quarter of 2002 were $0.474 million compared to $0.941 million in the same quarter last year, a decrease of $0.467 million or 50%. This decrease was a result of the reductions in all areas of expenditures that we made in 2001 and continue in 2002. We have stabilized our operating expenses at a level which will enable us to grow our sales efficiently, thereby generating the greatest return on investment.

Sales and Marketing expenses were $0.092 million in the first quarter of 2002 compared to $0.207 million in the first quarter 2001, a decrease of $0.115 million or 56%. This decrease is due in large part to a decreased emphasis on broad-scope advertising for our advertising community, Smallcapcenter. We also reduced the costs associated with our New York and Dallas sales centers by centralizing sales in our head office, where maximum synergy can be attained.

Product Development expenses in the first quarter of 2002 were $0.018 million compared to $0.091 million in the first quarter 2001, a decrease of $0.073 million or 80%. As our business has matured, product development has naturally taken a lesser role. Our staff are more experienced, and our processes for developing new products are streamlined so that overall development costs are minimized.

General and Administrative expenses in the first quarter of 2002 were $0.364 million compared to $0.643 million in the first quarter 2001, a decrease of $0.279 million, or 43%. Expenses have steadily declined during 2001 and have stabilized at a level that can generate the maximum return on investment. The most notable cuts have been in payroll, which is our largest expense category. We have also eliminated our premises costs in New York and Dallas.

                                         Other Income (Expense) and Income Taxes

Interest expense in the first quarter of 2002 was $.184 million compared to $0.097 million in the first quarter 2001, an increase of $0.087 million, or 47%. Of the amount for the first quarter of 2002, $5,786 is cash interest, either already paid or payable after the quarter end. The remaining interest is non-cash interest arising out of the 8% convertible notes and the 3% convertible debentures. Upon restructuring of the 8% convertible notes, there was a non-cash interest expense of $18,364. Upon conversion of the remaining balance of the 3% convertible notes there was a total non-cash interest expense of $160,209.

Loss on warrants liability of $55,000 was a result of the increase in the fair value of the Company's 300,000 callable warrants and 800,000 other warrants immediately before the February 6, 2002 restructuring of the 8% convertible notes as described in Notes 2 and 4 to the financial statements.

Income taxes were nil in both the first quarter 2002 and the same quarter 2001. Due to our net loss position, we did not incur tax in the first quarter of 2002. As at the most recent year end, Stockgroup had tax loss carry forwards of $5,751,000 in Canada which expire in 2006, 2007, and 2008, and tax loss carry forwards of $2,916,000 in the U.S. which expire in 2019, 2020, and 2021.

Extraordinary Gain was $1,088,586 for the first quarter 2002 and nil in the first quarter 2001. The extraordinary gain was a result of the February 6, 2002 restructuring of the Company's 8% convertible notes, as described in Note 2 to the financial statements.

                                                                      Net Income

The net income for the first quarter of 2002 was $0.657 million compared to a loss of $0.339 million in the first quarter 2001, an increase of $0.996 million or 294%.

LIQUIDITY AND CAPITAL RESOURCES

Stockgroup ended the first quarter of 2002 with cash and cash equivalents of $256,631, an increase of $130,013 from December 31, 2001. This compares with net cash increases of $19,062 in Q4 2001 and $14,698 in Q3 2001, and a cash decrease of $84,183 in Q2 2001. Although we expect to maintain positive cash flow from operations, we may pursue financing to improve our working capital position and to grow the business to the greatest possible extent.

Our income from operations in Q3 and Q4 2001 contributed to our improved cash flow during fiscal 2001. Added to that, in the first quarter of 2002, three events took place which should further solidify our cash position going forward. They are the restructuring of certain convertible notes, the conversion of certain convertible debentures, and the raising of $410,200 in a private placement. The restructuring of $1,924,000 in convertible notes removed a discount to market conversion factor which, in our opinion, were inhibiting further investment in Stockgroup. The restructuring, which can be referenced in our 8-K filing on February 15, 2002, removed a great deal of the uncertainty as to the timing of cash payments relating to this debt, and eliminated the interest and prepayment penalties which had been accrued. The second event, the conversion of $206,904 in convertible debentures and accrued interest on March 15, 2002 into common stock at $0.50 per share improved our balance sheet. The third event, the raising of $410,200 in a private placement, added working capital which will be used to grow the business. This financing also included warrants with an exercise value of $500,000 if they are exercised, although there can be no assurance that this will happen within their 12 month life. The warrants issued with the 3% convertible debentures, if exercised, would provide an exercise value of $275,000, and the warrants issued with the restructured convertible notes, if exercised, would provide an exercise value of $845,454. The exercise of warrants is the decision of the warrant holders, so there can be no assurance that any warrants will be exercised.

Despite these significant improvements, we will continue to pursue further financing opportunities during 2002, as we believe more working capital would give us more leverage to maximize our capacity for growth.

You should be cautioned that there can be no assurance that revenue will increase or that margins and profitability will remain stable. In addition, we have cash payments due to certain of the noteholders on June 30, 2002, July 31, 2002, September 30, 2002, December 31, 2002, and at the end of each of the next 8 quarters after that. To the extent that either of these possibilities seriously depletes cash levels, we may need to seek additional capital. If we do, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. If we are unable to generate the required amount of additional capital, our ability to continue as a going concern is in substantial doubt.

CORPORATE DEVELOPMENTS DURING THE PERIOD

A synopsis of corporate highlights for 2002 is as follows:

1. On February 11, 2002, we announced an agreement with Freedom Communications, a large private media company with publications and websites throughout the U.S., to provide our Financial Software and Content Systems to its websites.

2. On February 6, 2002, we restructured the 8% convertible notes with Deephaven Private Placement Trading Ltd. and Amro International, S.A. Under the restructuring, the interest rate and prepayment penalties are reduced to zero, accrued interest has been waived, the conversion price is fixed at $0.50, and a total of up to $300,000 cash is required to be paid to the noteholders over 10 quarterly installments starting June 30, 2002. The new notes have a two-year term with renewal provisions for another two years. We filed a form 8-K on February 20, 2002 which fully describes the restructured notes.

3. On February 21, 2002, we announced an agreement with The Canadian Press (CP) in which CP will re-sell our Financial Software and Content Systems. This agreement will give CP exclusive re-distribution rights for Canada.

4. On March 15, 2002, we and the remaining noteholders from the January 19, 2001 3% convertible debenture reached an agreement whereby they would convert the $0.2M balance of the debt into common shares at $0.50 per share. The exercise price of the Series A warrants has been reduced from $1.00 to $0.25. The exercise price of the Series B warrants has been reduced from $2.00 to $0.50. The expiry date for both the Series A and B warrants has been extended to July 31, 2005.

5. On March 19, 2002, we announced an agreement with Credential Group in which Credential Group would license our Financial Software and Content Systems, and offer our products to its more than 450 credit union partners across Canada.

6. On March 25, 2002, we completed a $0.410M financing with 22 unaffiliated investors pursuant to a Subscription Agreement. The funding included 2,000,000 units consisting of one common share and one warrant each, at a price of $0.20 per units, plus 51,000 common shares at a price of $0.20 per share. The warrants have an exercise price of $0.25 and an expiry date of March 31, 2003. The full details of this financing, including all relevant documents, were filed in a Form 8-K on March 26, 2002 and can be viewed therein.

7. On April 16, 2002, we announced our licensing agreement with Ladenburg Thalmann in which they will license our Financial Software and Content Systems for use in their full service investment banking and brokerage operations.

DESCRIPTION OF BUSINESS MODEL

GENERAL

We are a financial media and technology company. Our revenue streams can be categorized into two areas:

-     Financial Software and Content Systems,

-     Public Company Disclosure and Awareness Products

The clients for Financial Software and Content Systems are primarily enterprise companies from many different markets, such as media, banks and credit unions, stock brokerages, insurance, and others. Public Company Disclosure and Awareness Products are awareness and disclosure products that are purchased by public companies in all industries.

See PRODUCTS AND SERVICES below for a full description of these revenue streams.

CORPORATE BACKGROUND

Stockgroup was incorporated under the laws of Colorado on December 6, 1994 under the name I-Tech Holdings Group, Inc. ("I-Tech"), a United States non-operating company registered on the NASD OTC Bulletin Board. The financial statements and supporting information in this report are issued under the name of Stockgroup but are a continuation of the financial statements and report of operations of Stock Research Group, Inc. ("SRG"), a British Columbia corporation which was incorporated on May 4, 1995. On March 11, 1999, pursuant to a reverse acquisition, SRG acquired the net assets of I-Tech. For accounting purposes, SRG became a subsidiary of I-Tech.

Our name was changed from I-Tech to Stockgroup.com Holdings Inc. on May 6, 1999 and to Stockgroup Information Systems Inc. on September 20, 2001.

We are a United States publicly traded company registered on the NASD OTC Bulletin Board under the symbol SWEB. From our head office in Vancouver, we operate branch offices in San Francisco and Toronto.

As SRG, we operated from 1995 to 1997 as a profitable financial Internet technology and media company that offered proprietary financial news and tools to investors and companies. We used our experience and the funds from a public offering in spring 1999 to provide the foundation for the development and initial marketing of our products. In October 1999 we launched Smallcapcenter.com. At that time it was widely believed that a subscription/advertising model centering around Smallcapcenter was viable. While parts of this business model did not prove to be profitable, the building of Smallcapcenter and its related investment software and content aggregation & management systems gave us a strong foundation of skills and a suite of products to sell commercially. Smallcapcenter is still a high-traffic and well-maintained portal for the investment community, and its drawing power is a key driver to many of our investor awareness products. It also serves as an excellent development and testing ground for new financial software applications being developed by us on a continuing basis.

From late 1999 to early 2001 we were hired to create several large enterprise web sites for different clients on a contract basis. These were large contracts, and added a significant amount of revenue to the Company, but they also added instability in our cost structure. In early 2001 it was decided that this E-Business Solutions division would be de-emphasized in favour of other areas with more profit potential, namely Financial Software and Content Systems and Public Company Disclosure and Awareness Products (as described in the PRODUCTS AND SERVICES section below).

From 2000 to 2001, we expanded our awareness and disclosure product line to include Sector Supplements, and automated investor relations software applications such as the IntegratIR. We already had a large public company customer base, so the transition into this area was a natural extension of our core competencies.

We entered the Financial Software and Content Systems market late in 2000 by licensing our proprietary financial software applications and third party content to customers that need to offer financial information to their customers or improve their content offering. We had access to a wide array of customers through our internal sales team as well as our reseller channels. Our software content model is attractive to customers because it is a comprehensive and cost effective alternative to in-house development.

Early in 2001, as the market for our products and services evolved, it became apparent to our management where the most profitable and sustainable areas of the business were. They were Financial Software and Content Systems and Public Company Disclosure and Awareness Products (including IntegratIR and other awareness and disclosure products). Once these were identified, a more streamlined and stable cost structure was introduced to improve profitability and cash flow.

PRODUCTS AND SERVICES

Our understanding of internet based financial technology and media has enabled us to leverage our products and services to enter new markets and secure new clients. Using a common integrated technology platform, we have developed two main revenue sources: Financial Software and Content Systems and Public Company Disclosure and Awareness Products.

FINANCIAL SOFTWARE AND CONTENT SYSTEMS

We have developed proprietary financial applications and tools it licenses to clients. The clients for Financial Software and Content Systems are from many different markets, such as media, banks and credit unions, stock brokerages, leasing, insurance, and other financial services companies.

We provide Financial Software and Content Systems on a private-labeled basis, and they are typically sold on long term (twelve-month or more) contracts, generating recurring revenue streams. Many of the software applications are data-feed driven. We either feed data from our own aggregated databases or from third parties. The advantage of using the Stockgroup system is that the customer is able to receive data and information from a variety of different feeds all from one point of contact, at a fraction of the cost of purchasing all feeds individually. We add value by customizing, filtering, and sorting data in the configuration the customer wants, and then adding the different software applications and hosting the entire solution. We are able to use our economies of scale and automation to give a product that is efficiently delivered and customized, and at a substantial costs savings to having the customer build and manage it internally.

Examples of some of the providers of third-party data feeds include Marketguide, Comtex, Multex, and North American Quotations.

We distribute Financial Software and Content Systems through content and application syndicates, such as Yellowbrix, through channel resellers such as The Canadian Press, Comtex News Network, Clarinet Communications, and through its own sales team. These Financial Software and Content Systems cover the entire North American market including mutual funds, commodities, and equities.

We bring in market feeds through satellite, File Transfer Protocol (FTP), Extensible Markup Language (XML), and other delivery formats. We have built and maintain our proprietary middleware solution that aggregates the multiple feeds, translates and builds a common database infrastructure. Our system then cleans, filters, and maintains the data in a common database structure. A sophisticated server cluster and security system backs this content/data management system. The data is then streamed to our proprietary software applications.

Here are just a few of the over 25 Financial Software and Content Systems products:

o     Real-time stock quotes on major U.S. exchanges

o     North American 20-minute delayed stock quotes and indices

o Portfolio management, live portfolio updates and wireless portfolio updates

o     Most active stock updates

o     Stock watch lists

o     Company fundamentals, SEC/SEDAR filings

o     Daily stock market winners/losers, most actives

o Company profiles, stock screening (investment data) and technical stock analysis

o     Employee stock option calculations

The Financial Software and Content Systems is delivered to customers in four different formats:

On an Application Service Provider (ASP) basis where the content and software is hosted by us and private labeled to the customers Internet or Intranet site

Through our proprietary software objects residing on the customer's servers which use a proprietary Application Protocol Interface (API) to retrieve data from our servers Through secured Extensible Markup Language (XML) channel Through different wireless devices and modes including: handheld devices, Short Message Service (SMS) paging, and Wireless Application Protocol (WAP) portals which have been built and maintained by us.

PUBLIC COMPANY DISCLOSURE AND AWARENESS PRODUCTS

We have developed and own a large array of Public Company Disclosure and Awareness Products. These products are used by clients to either a) manage their investor relations and shareholder communications through their web site, b) generate awareness for their company, or c) improve their public disclosure compliance.

Products and services offered by this revenue stream include the IntegratIR software system, Investor Marketplace, E-Mail Distribution of Press Releases, Sector Supplements, Smallcap Express sponsorship, Banner and Button Advertising, Monthly Investor Marketing, Custom Web Site Development, and other online investor marketing products.

Public companies are increasingly outsourcing these activities because they lack the internal skills and resources or because it is more effective and cost efficient than in-house development and maintenance. We offer a one-stop shopping' package for corporate clients and provide everything from news release tracking and postings to quarterly streaming conference calls. Our understanding of this market segment and focus has resulted in a highly specialized bundle of products including: private label quotes, charts and database tools for building relationships with shareholders and traffic reports to track investor usage of Web sites and inquiries.

In the third quarter of 2001 we launched version 2.01of the IntegratIR, an automated financial application that is licensed to public companies. The IntegratIR updates the clients' regulated investor relations information automatically by private labeling this software application into the clients corporate web site. The SEC has mandated fair disclosure policies that make our IntegratIR especially attractive as it updates news releases, webcasts and SEC filings direct from the wire services as they happen and automatically sends the information to the client's shareholders and interested parties. The IntegratIR helps to prevent mistakes and increase timeliness compared to having internal staff manually update these activities.

Our IntegratIR system represents a way to manage shareholder communications and reach new investors. The IntegratIR is an investor relations web page and email management system that functions as a software application - giving the Investor Relations Officer (IRO) and Chief Financial Officer (CFO) desktop control over the investor relations portion of their web site. In addition to standard features, such as dynamic quotes and charts, the IntegratIR provides powerful new tools that automate the client's online disclosure activities including publishing their press releases, publishing of regulatory filings and distributing information requested by shareholders, all on a real-time, automated basis.

Other Public Company Disclosure and Awareness Products include the following:

Investor Marketplace (IMP), a web page which is actively marketed through advertising to draw readers, where companies can be featured online to prospective investors. Being featured on the IMP enables customers to get their name, profile, and internet link in front of a large investor audience that they may not otherwise be able to attain.

Targeted e-mail marketing, which are used to disseminate news releases to an exclusive list of opt-in investors and interested parties.

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

The products developed by us over the past five years enable us to offer Public Company Disclosure and Awareness Products to a rapidly growing customer base while maintaining a high sales margin. The revenues derived from this source are typically contractual over a specified term. The Internet communities developed by Stockgroup host the critical mass to ensure a high level of exposure to the Company's communication products for public companies.

SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three-month periods ending March 31, June 30, September 30, December 31, 2001, and March 31, 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended:                        High          Low            Volume

March 31, 2001                       $ 1.000       $ 0.375       1,005,700
June 30, 2001                        $ 0.650       $ 0.280       2,840,800
September 30, 2001                   $ 0.390       $ 0.090       1,105,300
December 31, 2001                    $ 0.200       $ 0.115       1,977,800
March 31, 2002                       $ 0.400       $ 0.140       5,509,300

On March 31, 2002, the Company had 69 registered shareholders owning 13,795,768 shares.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We filed a statement of claim in the Supreme Court of British Columbia on January 3, 2001, against Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst. We are suing Pacific Capital Markets Inc. for $351,800 due to it under a sales contract we signed with them on September 20, 2000. We are suing the individuals named above, who are managers of Pacific Capital Markets Inc., for general damages for misrepresentation. We are seeking payment of the $351,800 owing, plus interest, damages, costs and such further and other relief as deemed suitable by the court.

On January 12, 2001, Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst filed a Statement of Defense and Counterclaim. At the time of this filing, no settlement conferences have been held and no court date has been set.

As of May 13, 2002, no further action had been taken by either side. While we believe we have a strong case, we have not elected to aggressively pursue this litigation at this time, pending further information on the collectibility of the debt.

Item 2. Changes in Securities and Use of Proceeds

On February 6, 2002, we restructured our 8% convertible notes. This transaction is fully described in Note 2 to the financial statements, included herein.

On March 15, 2002, the holders of our 3% convertible debentures converted the final $200,000 of principal and $6,904 of accrued interest into 413,808 common shares. This transaction is fully described in Note 3 to the financial statements, included herein.

On March 28, 2002 we completed a placement of 2,000,000 units at $0.20, each unit consisting of one common share and one warrant, plus 51,000 common shares, for gross proceeds of $410,200. This transaction is fully described in Note 5 to the financial statements, included herein.

Other equity transactions for the period are fully described in Note 5 to the financial statements, included herein.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K

            On February 20, 2002, the Company filed an 8-K regarding the restructuring of the 8% convertible notes issued on April 3, 2000. This restructuring is described completely in Note 2 to the financial statements included herein.

            On March 26, 2002, the Company filed an 8-K regarding its $0.410M private placement which is described in Note 5 to the financial statements included herein.

            No other reports on form 8-K have been filed in 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)

Date: May 14, 2002            By: /s/ David Gillard, CGA
                                 ---------------------------------------------
                                 Chief Financial Officer, Secretary & Treasurer