Form 10QSB
period 2002-06-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2002-08-14
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2002.

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

Check whether the issuer

      (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

      (2) has been subject to such filing requirements for the past 90 days.
                                 Yes: |X| No:|_|

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,875,768.

Transitional Small Business Disclosure Format (check one): Yes: |_| No: |X|

                       Stockgroup Information Systems Inc.
                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION................................................4
Item 1.  Financial Statements (unaudited).....................................4
   CONSOLIDATED BALANCE SHEETS................................................4
   CONSOLIDATED STATEMENTS OF OPERATIONS......................................5
   CONSOLIDATED STATEMENTS OF CASH FLOWS......................................6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................7
Item 2. Management's Discussion and Analysis of Financial
   Condition and Results Of Operations.......................................12
Part II. OTHER INFORMATION...................................................21
Item 1. Legal Proceedings....................................................21
Item 2. Changes in Securities and Use of Proceeds............................21
Item 6. Exhibits and Reports on Form 8-K.....................................21
SIGNATURES...................................................................23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

                       Stockgroup Information Systems Inc.
                           CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                                                        June 30,         December 31,
                                                                                         2002                2001
                                                                                      ------------       ------------
ASSETS
    CURRENT
       Cash and cash equivalents                                                      $    146,307       $    126,618
       Marketable securities                                                                13,269             21,814
       Accounts receivable [net of allowances for doubtful
          accounts of $49,863; December 31, 2001 $92,331]                                  162,206            173,105
       Prepaid expenses (note 8)                                                           213,410             60,465
                                                                                      ------------       ------------
    TOTAL CURRENT ASSETS                                                              $    535,192       $    382,002
       Property and equipment, net (note 8)                                           $    623,101       $    341,688
                                                                                      ------------       ------------
                                                                                      $  1,158,293       $    723,690
                                                                                      ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
    CURRENT
       Bank indebtedness                                                              $      3,364       $      6,081
       Accounts payable                                                                    290,897            373,674
       Accrued payroll liabilities                                                          80,755            144,920
       Deferred revenue                                                                    248,705            124,944
       Current portion of capital lease obligation                                           8,481              7,674
       Notes payable and accrued interest (note 9)                                         109,855            108,837
       Current portion of convertible notes (note 2)                                       156,660          2,509,236
       Warrants liability (note 4)                                                              --            110,000
                                                                                      ------------       ------------
    TOTAL CURRENT LIABILITIES                                                         $    898,717       $  3,385,366
    Capital lease obligation                                                                 6,362             11,231
    Convertible notes (note 2)                                                           1,440,202                 --
    Convertible debentures (note 3)                                                             --             70,695
                                                                                      ------------       ------------
    TOTAL LIABILITIES                                                                 $  2,345,281       $  3,467,292
                                                                                      ------------       ------------
COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY (DEFICIENCY)
COMMON STOCK, No Par Value (note 5)
       Authorized shares - 75,000,000
       Issued and outstanding shares -  15,875,768;
          10,131,260 at December 31, 2001                                             $  8,865,322       $  7,969,090
       ADDITIONAL PAID-IN CAPITAL                                                        2,796,082          2,422,014
       ACCUMULATED DEFICIT                                                             (12,848,392)       (13,134,706)
                                                                                      ------------       ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                               $ (1,186,988)      $ (2,743,602)
                                                                                      ------------       ------------
                                                                                      $  1,158,293       $    723,690
                                                                                      ============       ============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED - Expressed in U.S. Dollars)

                                        Three Months       Three Months       Six Months        Six Months
                                         Ended June         Ended June        Ended June        Ended June
                                          30, 2002           30, 2001          30, 2002          30, 2001
                                        ------------       -----------       ------------       -----------
REVENUE
    Revenues                            $    407,703       $   516,019       $    849,944       $ 1,621,378
    Cost of revenues                         165,513           308,578            333,506           735,453
                                        ------------       -----------       ------------       -----------
    Gross profit                        $    238,445       $   207,441       $    516,438       $   885,925

EXPENSES
    Sales and marketing                 $    137,451       $   138,906       $    229,511       $   345,729
    Product development                       18,678            58,798             37,176           150,146
    General and administrative               413,509           485,988            777,049         1,128,573
                                        ------------       -----------       ------------       -----------
                                        $    569,639       $   683,692       $  1,043,737       $ 1,624,448
                                        ------------       -----------       ------------       -----------
LOSS FROM OPERATIONS                    $   (331,194)      $  (476,251)      $   (527,299)      $  (738,523)

Interest income                                   22             1,115                168             2,705
Interest expense                             (38,061)         (102,024)          (222,420)         (198,727)
Loss on warrants liability                        --                              (55,000)               --
Other income and (expense)                    (1,672)            6,902              2,279            25,606
                                        ------------       -----------       ------------       -----------
NET LOSS BEFORE EXTRAORDINARY
    ITEMS                               $   (370,904)      $  (570,258)      $   (802,272)      $  (908,939)

Cumulative effect of change in
    accounting principle                          --           413,546                 --           413,546
Extraordinary gain on
    restructuring of convertible
    notes (note 2)                                --                --          1,088,586                --
                                        ------------       -----------       ------------       -----------
NET INCOME (LOSS)                       $   (370,904)      $  (156,712)      $    286,314       $  (495,393)
                                        ============       ===========       ============       ===========
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:
Net loss before extraordinary
  items                                 $      (0.03)      $     (0.07)      $      (0.06)      $     (0.11)
Cumulative effect of change in
    accounting principle                        0.00              0.05               0.00              0.05
Extraordinary gain on resructuring
    of convertible notes                $       0.00       $      0.00       $       0.09       $      0.00
Net income (loss)                       $      (0.03)      $     (0.02)      $       0.02       $     (0.06)
                                        ============       ===========       ============       ===========
Weighted average shares
    outstanding for the period            13,841,482         8,693,118         12,317,576         8,604,765
                                        ============       ===========       ============       ===========

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED - Expressed in U.S. Dollars)

                                                                  Six Months       Six Months
                                                                  Ended June       Ended June
                                                                   30, 2002         30, 2001
OPERATING ACTIVITIES                                              -----------      ----------
Net income (loss)                                                 $   286,314       $(495,393)
Add (deduct) non-cash items
    Amortization                                                       76,399          98,805
    Loss on disposition of property and equipment                          --           7,896
    Amortization of deferred financing costs                               --           2,208
    Extraordinary gain on restructuring of convertible notes       (1,088,586)             --
    Loss on warrants liability                                         55,000              --
    Effective interest on convertible notes and debentures            212,539         189,548
    Cumulative change in accounting principle                              --        (413,546)
    Bad debt expense                                                  (42,468)          5,851
    Common stock and equivalents issued for services                  167,500           9,690
    Stock based compensation                                           38,878          69,260
                                                                  -----------       ---------
                                                                  $  (294,424)      $(524,929)
    Net changes in non-cash working capital
       Marketable securities                                            8,545              --
       Accounts receivable                                             53,367         (76,652)
       Prepaid expenses                                               (75,747)         32,550
       Accounts payable                                               (82,776)       (317,913)
       Accrued payroll liabilities                                    (64,166)         11,030
       Accrued interest on notes payable                                1,018             752
       Deferred revenue                                               123,761          18,101
                                                                  -----------       ---------
CASH PROVIDED BY (USED IN) OPERATIONS                             $  (330,422)      $(857,813)
                                                                  -----------       ---------
FINANCING ACTIVITIES
    Issuance of common stock and warrants (net)                       390,920          73,993
    Issuance of convertible debenture (net)                                --         479,960
    Issuance of notes payable (net)                                        --          69,444
    Repayment of convertible notes                                    (23,340)             --
    Repayment of capital lease obligation                              (4,062)         (1,015)
    Repayment of bank indebtedness                                     (2,717)         (3,700)
                                                                  -----------       ---------
CASH PROVIDED BY (USED IN) FINANCING                              $   360,801       $ 618,682
                                                                  -----------       ---------
INVESTING ACTIVITIES
    Property and equipment (net)                                      (10,690)         (7,720)
    Proceeds on disposition of property and equipment                      --          23,074
                                                                  -----------       ---------
CASH PROVIDED BY (USED IN) INVESTING                              $   (10,690)      $  15,354
                                                                  -----------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       19,689        (223,777)
Cash and cash equivalents, beginning of period                        126,618         338,448
                                                                  -----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   146,307       $ 114,671
                                                                  ===========       =========

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2002
                                   (UNAUDITED)

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

The Company incurred a loss before extraordinary items of $802,272. for the six months ended June 30, 2002, has an accumulated deficit of $12,848,392, and had a working capital deficiency of $363,525 as at June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and debt private placements. Management expects that revenues resulting from current operations will increase which should allow the Company to continue profitable operations and positive cash flows in 2002. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the ability of the Company to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. CONVERTIBLE NOTES

-----------------------------------------------------------------------------------
                                                June 30, 2002     December 31, 2001
-----------------------------------------------------------------------------------
Convertible notes, maturing December 31, 2005
     Principal                                   $ 1,800,660         $1,924,000
     Prepayment premium                                   --            288,600
     Interest                                             --            296,636
     Unamortized debt discount                      (203,798)                --
-----------------------------------------------------------------------------------
     Subtotal                                    $ 1,596,862         $2,509,236
     Current portion                                 156,660          2,509,236
     Long term portion                             1,440,202                 --
===================================================================================

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

The restructured agreement provides for $300,000 of mandatory payments through to December 31, 2004. A one-time payment $100,000 was paid in two parts, of which $23,340 was paid on June 28, 2002 and $76,660 was paid on July 12, 2002. Separate payments of $20,000 are due at the end of each of the following ten quarters through to December 31, 2004. If applicable, the Company will also provide mandatory payments of 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess of $2,000,000 in 2002 and 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess of $500,000 in 2003.

The restructuring resulted in an extraordinary gain of $1,088,586 consisting of $603,600 for the waived prepayment premium and accrued interest, $247,222 for the repurchase of the beneficial conversion feature and $237,764 for the debt discount representing the difference between the fair value of the notes at a market interest rate of 8% and the face value of the notes which are non-interest bearing through to December 31, 2003. The debt discount of $237,764 is subject to accretion over the interest-free period ending December 31, 2003.

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

As at December 31, 2001, the Company could not demonstrate they had a sufficient number of authorized but unissued shares to share settle all of the outstanding warrants if exercised and the $110,000 fair value of the warrants was classified as a current liability. As a result of the February 6, 2002 restructuring of the convertible notes and callable warrants, the Company could demonstrate they had a sufficient number of authorized but unissued shares to settle all of the outstanding warrants if exercised and the $165,000 fair value of the warrants was reclassified as equity. The $55,000 difference between the fair value on December 31, 2001 and February 6, 2002 was recorded as a loss on warrants liability in the statement of operations.

5. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

At June 30, 2002, in addition to the 15,875,768. common shares outstanding, there were also 2,593,200. stock options and 3,331,818. warrants outstanding.

Issues of common shares and common share equivalents for the six month period ended June 30, 2002 are summarized as follows:

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

On March 28, 2002, the Company completed a placement of 2,000,000 units at $0.20, each unit consisting of one common share and one warrant, plus 51,000 common shares, for gross proceeds of $410,200. Financing fees were $19,280, resulting in net cash proceeds of $390,920. Each warrant entitles the holder to acquire one common share at $0.25 per share until March 31, 2003. The net proceeds were allocated to common stock and warrants based on the relative fair value of each security at the time of issuance.

On June 28, 2002, the Company issued 2,080,000 common shares with a fair value of $424,320 to Stockhouse Media Corporation pursuant to an asset purchase agreement. The shares are being held in escrow until certain terms of the agreement are met.

Stock Options

The Company's 1999, 2000, 2001, and 2002 Stock Option Plans (collectively the "Plans") authorize a total of 5,000,000 common shares for issuance. Activity under the Plans is set forth below.

---------------------------------------------------------------------------------------
                                                               Options Outstanding
                                                           ----------------------------
                                       Shares
                                       available            Number of       Price per
                                       for grant            shares           share
---------------------------------------------------------------------------------------
Balance at December 31, 2001              391,156           2,415,900      $0.01 - 2.75
Additional shares authorized            1,500,000                  --                --
Options granted                        (1,525,500)          1,525,500       0.15 - 0.40
Options forfeited                         815,200            (815,200)      0.31 - 2.75
Options exercised                              --            (533,000)      0.23 - 0.25
----------------------------------------------------------------------------------------
Balance at June 30, 2002                1,180,856           2,593,200      $0.01 - 2.50
========================================================================================

Warrants

As at June 30, 2002, common stock issuable pursuant to warrants outstanding is as follows:

--------------------------------------------------------------------------------------------------------------
                 Warrants                                               Warrants
                Outstanding     Warrants   Warrants     Warrants      Outstanding      Exercise     Expiry
                At January       Issued    Exercised    Cancelled      at June          Price        Date
                  1, 2002                                              30, 2002
                     #              #           #           #              #            $
--------------------------------------------------------------------------------------------------------------
Series 1          300,000              --     --          18,182         281,818         3.00   March 31, 2005
Series 3A         500,000              --     --              --         500,000         0.25   July 31, 2005
Series 3B         300,000              --     --              --         300,000         0.50   July 31, 2005
Series 4               --       2,000,000     --              --       2,000,000         0.25   March 31, 2003
Series 5               --         250,000     --              --         250,000         0.30   Sept. 15, 2003
--------------------------------------------------------------------------------------------------------------
                1,100,000       2,250,000     --          18,182       3,331,818
==============================================================================================================

6. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable industry segment with the following sources of revenue:

                               For the three months ended       For the six months ended
                           June 30, 2002    June 30, 2001    June 30, 2002      June 30, 2001
------------------------------------------------------------------------------------------
Public Company
  Disclosure and
  Awareness Products          $242,190        $356,574          $  527,366        $  787,000
Financial Software and
  Content Systems              165,513         122,277             322,578           232,635
E-business Solutions                --          37,167                  --           601,743
--------------------------------------------------------------------------------------------
                              $407,703        $516,018          $  849,944        $1,621,378
============================================================================================

During the first six months of 2002, the Company had one customer from whom revenue received by the Company represented approximately 11% of total revenue. During the first six months 2001, the Company had two customers from whom revenue received by the Company represented approximately 46% of total revenue. No other customers represented greater than 10% of revenue.

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

8. ASSET ACQUISITION

On June 24, 2002, the Company acquired certain website and related software assets of Stockhouse Media Corporation ("Stockhouse"). Under the terms of the agreement, the Company purchased a 65% interest in the assets by issuing 2,080,000 shares of unregistered common stock with a fair value of $424,320. The assets acquired are program source codes underlying the website, which are classified as software, for $347,122, and prepaid operating costs of $77,198.

Presently, an unrelated third party investor is also considering an investment in Stockhouse that would effect certain terms and conditions of the Company's agreement with Stockhouse. If the third party invests in Stockhouse, then the Company would maintain its 65% interest in the acquired assets but would then have the option to acquire the remaining 35% during the period of one year following June 24, 2004. During the same period, Stockhouse would also have the option to cause the Company to purchase the remaining 35% interest.

If the third party does not invest in Stockhouse, then the Company will immediately acquire the remaining 35% of the website and related software assets of Stockhouse with the issuance of additional common shares. As per the terms of the agreement, the number of common shares to be issued for the remaining 35% shall not be less than 920,000 shares and not more than 1,120,000 shares.

The third party has a deadline of September 30, 2002 to decide whether or not to invest in Stockhouse.

The original 2,080,000 common shares were issued into an escrow account on June 28, 2002 and will be released to Stockhouse on the date the third party investor makes its decision.

9. SUBSEQUENT EVENT

Stockgroup has an informal agreement with the holders of the 16% notes payable due July 31, 2002 for $109,855, to extend the maturity date and continue the interest accrual.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

The results of the first half of 2002 are a product of our continued focus on improving the balance sheet and obtaining high quality sales customers and partners for our Financial Software and Content Systems. Near the end of the second quarter we acquired the Stockhouse website in a non-cash transaction which added to the already improved balance sheet from the first quarter. Overall sales are down from the first half of 2001, but operating loss has improved. Like most companies who are involved in the financial markets, our business has been negatively affected by the downturn in the stock market, particularly in recent months.

The decrease in revenue is primarily due to the reduction in E-Business Solutions revenue, which we discontinued early in 2001. We spent some time during the first half of 2002 on improvements to our balance sheet, as we felt it necessary to restructure and reduce our convertible debt, as well as raise capital to support future growth. We accomplished all of these balance sheet improvements in the quarter, including restructuring our 8% convertible notes, converting the balance of our 3% convertible debentures into shares, and raising $0.410 million in a private placement financing. These three events are further described in Notes 2 through 5 to the financial statements.

Near the end of Q2 we added another significant improvement to our business, acquiring the Stockhouse website and software systems in exchange for common shares. This adds a significant asset to our balance sheet with no corresponding debt. This acquisition is also expected to improve our profitability going forward.

Besides the improvements to the balance sheet, we also established new sales partnerships with two high quality and high potential financial and media companies to sell our Financial Software and Content Systems. Despite the adversity of a temporary lull in interest in the stock markets, we have continued to acquire long-term customers and to develop products and strategies which should help our future profitability.

                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------

Total revenues in the first six months of 2002 were $0.850 million compared to $1.621 million in the first six months 2001, a decrease of $0.771 million, or 48%. Our Public Company Disclosure and Awareness Products revenue was $0.527 million compared to $0.787 million in the first six months 2001, a decrease of $0.260 million or 33%. Financial Software and Content Systems revenue was $0.323 million compared to $0.233 million in the first six months 2001, an increase of $0.090 million or 39%. E-Business Solutions revenue was nil in the first six months 2002 compared to $0.602 million a year earlier. We have chosen not to actively pursue E-Business Solutions business since the second quarter of 2001 in favour of revenue streams which carry more potential profitability in the long term, namely Financial Software and Content Systems and Public Company Disclosure and Awareness Products.

Gross profits in the first six months of 2002 were $0.516 million compared to $0.886 million in the first six months 2001, a decrease of $0.370 million, or 42%. Gross profits as a percentage of sales, however, increased from 54.6% in the first six months 2001 to 60.8% in 2002.

We are continuing to provide innovative products in our Public Company Disclosure and Awareness Products line, and the IntegratIR sales remain strong, delivering high value to customers. The decrease in total Public Company Disclosure and Awareness Products sales is due in large part to a general slowdown in public company investor communication spending on most other products. Historically, many of our Public Company Disclosure and Awareness Products customers have come from the technology sector, and the slowdown in this sector has caused considerable attrition, especially with small cap and micro cap companies. We have been diversifying our target market for some time in order to be less dependent on any one sector. As well, sales and marketing efforts have been increased in this area late in the quarter, mainly through our attendance at carefully selected trade shows and improving our sales force.

Financial Software and Content Systems continues to be a strong contributor to our overall revenue and gross profits. Our process has matured over the past year, and we are able to efficiently deliver high quality services to customers for a fraction of the cost to customers of having it done internally. We have established relationships with major sales channels, media networks, and financial companies, and have seen significant results already, and expect to see more in the near future. Financial Software and Content Systems revenue was up this six month period 39% over the same period a year ago. All of this revenue is contractual, typically in 12-month terms, so we have a solid base of revenue in this area to grow from.

E-business Solutions revenue for the first six months of 2001 was mainly derived from work on a financial leasing exchange for a single client. Since that contract, which ended in the first quarter of 2001, we have chosen not to pursue further contracts of this nature. As a result, our revenue from this segment was nil in the first six months of 2002. We have instead decided to focus our energy on more stable, predictable revenue streams, which ultimately will be more profitable, such as Public Company Disclosure and Awareness Products and Financial Software and Content Systems.

                                                              Operating Expenses
--------------------------------------------------------------------------------

Total operating expenses in the first six months of 2002 were $1.044 million compared to $1.624 million in the same six months last year, a decrease of $0.580 million or 36%. This decrease was a result of the reductions in all areas of expenditures that we made in 2001 and continued in 2002. We have stabilized our operating expenses at a level which will enable us to grow our sales efficiently, thereby generating the greatest return on investment.

Sales and Marketing expenses were $0.230 million in the first six months of 2002 compared to $0.346 million in the first six months 2001, a decrease of $0.116 million, or 34%. This decrease is due in large part to a decreased emphasis on broad-scope advertising for our advertising community, Smallcapcenter. We also reduced the costs associated with our New York and Dallas sales centers by centralizing sales in our head office, where maximum synergy can be attained.

Product Development expenses in the first six months of 2002 were $0.037 million compared to $0.150 million in the first six months 2001, a decrease of $0.113 million, or 75%. As our business has matured, product development has naturally taken a lesser role. Our staff is more experienced, and our processes for developing new products are streamlined so that overall development costs are minimized.

General and Administrative expenses in the first six months of 2002 were $0.777 million compared to $1.129 million in the first six months 2001, a decrease of $0.352 million, or 31%. Expenses steadily declined during 2001 and have stabilized in 2002 at a level that can generate the maximum return on investment. The most notable cuts have been in payroll, which is our largest expense category. We have also eliminated our premises costs in New York and Dallas.

                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------

Interest expense in the first six months of 2002 was $0.222 million compared to $0.198 million in the first six months 2001, an increase of $0.024 million, or 12%. Of the amount for the first six months of 2002, $9,881 is cash interest, either already paid or payable after the quarter end. The remaining interest is non-cash interest arising out of the 8% convertible notes and the 3% convertible debentures. Upon restructuring of the 8% convertible notes, there was a non-cash interest expense of $18,364, plus amortized debt discount in Q2 of $33,966. Upon conversion of the remaining balance of the 3% convertible debentures there was a total non-cash interest expense of $160,209.

Loss on warrants liability of $55,000 was a result of the increase in the fair value of the Company's 300,000 callable warrants and 800,000 other warrants immediately before the February 6, 2002 restructuring of the 8% convertible notes as described in Notes 2 and 4 to the financial statements.

Income taxes were nil in both the first six months 2002 and the same six months 2001. Due to our net loss position, we did not incur tax in the first six months of 2002. As at the most recent year end, Stockgroup had tax loss carry forwards of $5,751,000 in Canada which expire in 2006, 2007, and 2008, and tax loss carry forwards of $2,916,000 in the U.S. which expire in 2019, 2020, and 2021.

Extraordinary Gain was $1,088,586 for the first six months 2002 and nil in the first six months 2001. The extraordinary gain was a result of the February 6, 2002 restructuring of the Company's 8% convertible notes, as described in Note 2 to the financial statements.

                                                                      Net Income
--------------------------------------------------------------------------------

The net income for the first six months of 2002 was $0.286 million compared to a loss of $0.495 million in the first six months 2001, an increase of $0.781 million or 158%.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Stockgroup ended the second quarter of 2002 with cash and cash equivalents of $146,307, a decrease of $110,324 from March 31, 2002. This compares with net cash increases of $130,013 in Q1 2002, $19,062 in Q4 2001 and $14,698 in Q3
2001. Although we expect to generate positive cash flow from operations, we will pursue financing to improve our working capital position and to grow the business to the greatest possible extent.

Our income from operations in Q3 and Q4 2001 contributed to our improved cash flow during fiscal 2001. Added to that, in the first six months of 2002, three events took place which should further solidify our cash position going forward. They are the restructuring of certain convertible notes, the conversion of certain convertible debentures, and the raising of $410,200 in a private placement. The restructuring of $1,924,000 in convertible notes removed a discount to market conversion factor which, in our opinion, was inhibiting further investment in Stockgroup. The restructuring, which can be referenced in our 8-K filing on February 15, 2002, removed a great deal of the uncertainty as to the timing of cash payments relating to this debt, and eliminated the interest and prepayment penalties which had been accrued. The second event, the conversion of $206,904 in convertible debentures and accrued interest on March 15, 2002 into common stock at $0.50 per share improved our balance sheet. The third event, the raising of $410,200 in a private placement, added working capital which will be used to grow the business. This financing also included warrants with an exercise value of $500,000 if they are exercised, although there can be no assurance that this will happen within their 12 month life. The warrants issued with the 3% convertible debentures, if exercised, would provide an exercise value of $275,000, and the warrants issued with the restructured convertible notes, if exercised, would provide an exercise value of $845,454. The exercise of warrants is the decision of the warrant holders, so there can be no assurance that any warrants will be exercised.

Despite these significant improvements, we will continue to pursue further financing opportunities during 2002, as we believe more working capital would give us more leverage to maximize our capacity for growth.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. In addition, we have cash payments due to certain of the noteholders on September 30, 2002, December 31, 2002, and at the end of each of the next 8 quarters after that. To the extent that either of these possibilities seriously depletes cash levels, we may need to seek additional capital. If we do, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. If we are unable to generate the required amount of additional capital, our ability to continue as a going concern is in substantial doubt.

CORPORATE DEVELOPMENTS DURING THE PERIOD
--------------------------------------------------------------------------------

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

7. On April 16, 2002, we announced our licensing agreement with Ladenburg Thalmann in which they would license our Financial Software and Content Systems for use in their full service investment banking and brokerage operations.

8. On June 24, 2002, we completed an agreement with Stockhouse Media Corporation, in which we acquired certain of Stockhouse's assets. On June 28, 2002, we issued 2,080,000 common shares to Stockhouse as part of the agreement. The shares are being held in escrow until certain terms of the agreement are met. We filed a form 8-K on July 11, 2002 which fully describes the agreement.

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

On June 24, 2002, we acquired the Stockhouse website and related assets. These assets added a new dimension to our business, that being a high-traffic, highly recognized financial community. We immediately went to work marketing products and services which leverage the Stockhouse assets.

PRODUCTS AND SERVICES

Our understanding of internet based financial technology and media has enabled us to leverage our products and services to enter new markets and secure new clients. Using a common integrated technology platform, we have developed two main revenue sources: Financial Software and Content Systems and Public Company Disclosure and Awareness Products.

FINANCIAL SOFTWARE AND CONTENT SYSTEMS

We have developed proprietary financial applications and tools we license to clients. The clients for Financial Software and Content Systems are from many different markets, such as media, banks and credit unions, stock brokerages, leasing, insurance, and other financial services companies.

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

o     Daily stock market winners/losers, most actives

o Company profiles, stock screening (investment data) and technical stock analysis

o     Employee stock option calculations

The Financial Software and Content Systems is delivered to customers in four different formats:

On an Application Service Provider (ASP) basis where the content and software is hosted by us and private-labeled to the customers Internet or Intranet site Through our proprietary software objects residing on the customer's servers which use a proprietary Application Protocol Interface (API) to retrieve data from our servers Through secured Extensible Markup Language (XML) channel

Through different wireless devices and modes including: handheld devices, Short Message Service (SMS) paging, and Wireless Application Protocol (WAP) portals which have been built and maintained by us.

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

Public companies are increasingly outsourcing these activities because they lack the internal skills and resources or because it is more effective and cost efficient than in-house development and maintenance. We offer a `one-stop shopping' package for corporate clients and provide everything from news release tracking and postings to quarterly streaming conference calls. Our understanding of this market segment and focus has resulted in a highly specialized bundle of products including: private label quotes, charts and database tools for building relationships with shareholders and traffic reports to track investor usage of Web sites and inquiries.

In the third quarter of 2001 we launched version 2.01 of the IntegratIR, an automated financial application that is licensed to public companies. The IntegratIR updates the clients' regulated investor relations information automatically by private labeling this software application into the clients corporate web site. The SEC has mandated fair disclosure policies that make our IntegratIR especially attractive as it updates news releases, webcasts and SEC filings direct from the wire services as they happen and automatically sends the information to the client's shareholders and interested parties. The IntegratIR helps to prevent mistakes and increase timeliness compared to having internal staff manually update these activities.

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

Targeted e-mail marketing, which is used to disseminate news releases to an exclusive list of opt-in investors and interested parties.

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

SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three-month periods ended June 30, September 30, December 31, 2001, March 31, and June 30, 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended:                High            Low              Volume

June 30, 2001               $ 0.650         $ 0.280          2,840,800
September 30, 2001          $ 0.390         $ 0.090          1,105,300
December 31, 2001           $ 0.200         $ 0.115          1,977,800
March 31, 2002              $ 0.400         $ 0.140          5,509,300
June 30, 2002               $ 0.230         $ 0.150          2,734,400

On June 30, 2002, the Company had 71 registered shareholders owning 15,875,768 shares.

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

As of August 5, 2002, no further action had been taken by either side. While we believe we have a strong case, we have not elected to aggressively pursue this litigation at this time, pending further information on the collectibility of the debt.

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

On March 28, 2002, we completed a placement of 2,000,000 units at $0.20, each unit consisting of one common share and one warrant, plus 51,000 common shares, for gross proceeds of $410,200. This transaction is fully described in Note 5 to the financial statements, included herein.

On June 24, 2002, we acquired certain of Stockhouse's assets. On June 28, 2002, we issued 2,080,000 common shares to Stockhouse as part of the agreement. The shares are being held in escrow until certain of the covenants of the agreement are met. We filed a form 8-K on July 11, 2002 which fully describes the agreement.

Other equity transactions for the period are fully described in Note 5 to the financial statements, included herein.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K

            On February 20, 2002, we filed an 8-K regarding the restructuring of the 8% convertible notes issued on April 3, 2000. This restructuring is described completely in Note 2 to the financial statements included herein.

            On March 26, 2002, we filed an 8-K regarding our $0.410M private placement which is described in Note 5 to the financial statements included herein.

            On July 11, 2002, we filed an 8-K regarding our acquisition of certain assets of Stockhouse Media Corporation.

            No other reports on form 8-K have been filed in 2002.

      (b)   CEO Certification (page 24)

      (c)   CFO Certification (page 25)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)


Date: August 12, 2002                  By:  /s/ David Gillard, CGA
                                             -------------------------------
                                             Chief Financial Officer,
                                             Secretary & Treasurer

Exhibit (b)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          PURSUANT TO 18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                    ss.906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stockgroup Information Systems Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marcus New, Chief Executive Officer of the Company, pursuant to 18 U.S.C.
ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to the best of my knowledge:

      (1) The Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Marcus New
-----------------------------------
Marcus New
Chief Executive Officer
August 12, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit (c)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          PURSUANT TO 18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                    ss.906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stockgroup Information Systems Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Gillard, Chief Financial Officer of the Company, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to the best of my knowledge:

      (1) The Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David Gillard
----------------------------
David Gillard
Chief Financial Officer
August 12, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.