Form 10QSB
period 2002-09-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2002-11-08
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,943,846

Transitional Small Business Disclosure Format (check one): Yes: |_| No: |X|

                       Stockgroup Information Systems Inc.
                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION ............................................    4
Item 1.  Financial Statements (unaudited) .................................    4
   CONSOLIDATED BALANCE SHEETS ............................................    4
   CONSOLIDATED STATEMENTS OF OPERATIONS ..................................    5
   CONSOLIDATED STATEMENTS OF CASH FLOWS ..................................    6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................    7
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results Of Operations .........................................   12
Item 4. Disclosure Controls and Procedures ................................   20
Part II. OTHER INFORMATION ................................................   21
Item 1. Legal Proceedings .................................................   21
Item 2. Changes in Securities and Use of Proceeds .........................   21
Item 4. Submission of Matters to a Vote of Security Holders ...............   21
Item 6. Exhibits and Reports on Form 8-K ..................................   22
SIGNATURES ................................................................   23
CERTIFICATIONS ............................................................   24
Exhibit (b) - Section 906 Certification of CEO ............................   26
Exhibit (c) - Section 906 Certification of CFO ............................   27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

                       Stockgroup Information Systems Inc.
                           CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED - Expressed in U.S. Dollars)

           [See Note 1 - Nature of Business and Basis of Presentation]

                                                                September 30,      December 31,
                                                                    2002               2001
                                                                -------------      ------------
ASSETS
    CURRENT
       Cash and cash equivalents                                $     71,372       $    126,618
       Marketable securities                                           2,353             21,814
       Accounts receivable [net of allowances for doubtful
          accounts of $56,744; December 31, 2001 $92,331]            180,004            173,105
       Prepaid expenses                                              119,941             60,465
                                                                ------------       ------------
    TOTAL CURRENT ASSETS                                        $    373,670       $    382,002
       Property and equipment, net (note 8)                     $    560,003       $    341,688
                                                                ------------       ------------
                                                                $    933,673       $    723,690
                                                                ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
    CURRENT
       Bank indebtedness                                        $        913       $      6,081
       Accounts payable                                              321,833            373,674
       Accrued payroll liabilities                                    77,391            144,920
       Deferred revenue                                              242,094            124,944
       Current portion of capital lease obligation                     7,646              7,674
       Notes payable and accrued interest (note 9)                   205,031            108,837
       Current portion of convertible notes (note 2)                 100,000          2,509,236
       Warrants liability (note 4)                                        --            110,000
                                                                ------------       ------------
    TOTAL CURRENT LIABILITIES                                   $    954,908       $  3,385,366
    Capital lease obligation                                           4,750             11,231
    Convertible notes (note 2)                                     1,454,168                 --
    Convertible debentures (note 3)                                       --             70,695
                                                                ------------       ------------
    TOTAL LIABILITIES                                           $  2,413,826       $  3,467,292
                                                                ------------       ------------
COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY (DEFICIENCY)
       COMMON STOCK, No Par Value (note 5)
       Authorized shares - 75,000,000
       Issued and outstanding shares - 15,943,846;
          10,131,260 at December 31, 2001                       $  8,875,534       $  7,969,090
       ADDITIONAL PAID-IN CAPITAL                                  2,803,141          2,422,014
       ACCUMULATED DEFICIT                                       (13,158,828)       (13,134,706)
                                                                ------------       ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                         $ (1,480,153)      $ (2,743,602)
                                                                ------------       ------------
                                                                $    933,673       $    723,690
                                                                ============       ============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED - Expressed in U.S. Dollars)

                                         Three Months       Three Months       Nine Months       Nine Months
                                            Ended              Ended             Ended              Ended
                                           September         September         September          September
                                           30, 2002           30, 2001          30, 2002           30, 2001
                                         ------------       ------------      ------------       -----------
REVENUE
    Revenues                             $    563,481       $   731,635       $  1,413,425       $ 2,353,013
    Cost of revenues                          222,129           208,301            555,635           943,753
                                         ------------       -----------       ------------       -----------
    Gross profit                         $    341,352       $   523,334       $    857,790       $ 1,409,260

EXPENSES
    Sales and marketing                  $    135,930       $    77,356       $    365,441       $   423,085
    Product development                        25,687            25,229             62,864           175,375
    General and administrative                432,314           386,033          1,209,362         1,514,607
                                         ------------       -----------       ------------       -----------
                                         $    593,931       $   488,618       $  1,637,667       $ 2,113,067
                                         ------------       -----------       ------------       -----------
LOSS FROM OPERATIONS                     $   (252,579)      $    34,716       $   (779,877)      $  (703,807)

Interest income                                    19               936                187             3,642
Interest expense                              (42,569)         (327,051)          (264,990)         (525,778)
Gain (loss) on warrants
    liability (note 4)                             --           242,000            (55,000)          242,000
Other income and (expense)                    (15,307)           (4,191)           (13,028)           21,414
                                         ------------       -----------       ------------       -----------
NET LOSS BEFORE EXTRAORDINARY
    ITEMS & CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING
    PRINCIPLE                            $   (310,436)      $   (53,590)      $ (1,112,708)      $  (962,529)
Extraordinary gain on
    restructuring of convertible
    notes (note 2)                                 --                --          1,088,586                --
Extraordinary gain on redemption
    of convertible notes                           --            58,701                 --            58,701
Cumulative effect of change in
    accounting principle                           --                --                 --           413,546
                                         ------------       -----------       ------------       -----------
NET INCOME (LOSS)                        $   (310,436)      $     5,111       $    (24,122)      $  (490,282)
                                         ============       ===========       ============       ===========
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:
Net loss before extraordinary items
    & cumulative effect of change
    in accounting principle              $      (0.02)      $     (0.01)      $      (0.08)      $     (0.11)
Extraordinary gain on restructuring
    of convertible notes                 $       0.00       $      0.00       $       0.08       $      0.00
Extraordinary gain on redemption
    of convertible notes                         0.00              0.01               0.00              0.01
Cumulative effect of change in
    accounting principle                         0.00              0.00               0.00              0.05
Net income (loss)                        $      (0.02)      $      0.00       $       0.00       $     (0.05)
                                         ============       ===========       ============       ===========
Weighted average shares
    outstanding for the period             15,880,948         9,863,980         13,518,419         9,029,116
                                         ============       ===========       ============       ===========

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED - Expressed in U.S. Dollars)

                                                                  Nine Months      Nine Months
                                                                     Ended            Ended
                                                                   September        September
                                                                    30, 2002         30, 2001
                                                                  -----------      -----------
OPERATING ACTIVITIES
Net (loss)                                                        $   (24,122)      $(490,282)
Add (deduct) non-cash items
    Amortization                                                      148,822         146,373
    Loss on disposition of property and equipment                          --           7,896
    Amortization of deferred financing costs                               --           8,818
    Extraordinary gain on restructuring of convertible notes       (1,088,586)             --
    Extraordinary gain on redemption of convertible notes                  --         (58,701)
    (Gain)/loss on warrants liability                                  55,000        (242,000)
    Effective interest on convertible notes and debentures            246,505         379,719
    Cumulative effect of change in accounting principle                    --        (413,546)
    Bad debt expense                                                  (35,587)        (51,981)
    Common stock and equivalents issued for services                  177,712           9,690
    Stock based compensation                                           45,936          99,351
    Unrealized foreign exchange (gain) loss                            (3,718)             --
                                                                  -----------       ---------
                                                                  $  (478,038)      $(604,663)
    Net changes in non-cash working capital
       Marketable securities                                           19,461              --
       Accounts receivable                                             28,688          44,296
       Prepaid expenses                                                17,722          51,955
       Accounts payable                                               (61,926)       (362,252)
       Accrued payroll liabilities                                    (67,529)        (35,099)
       Accrued interest on notes payable                                2,878           3,140
       Accrued interest on convertible notes                               --         132,112
       Deferred revenue                                               117,150         (19,259)
                                                                  -----------       ---------
CASH PROVIDED BY (USED IN) OPERATIONS                             $  (421,594)      $(789,770)
                                                                  -----------       ---------
FINANCING ACTIVITIES
    Issuance of common stock and warrants (net)                       390,920         173,993
    Issuance of convertible debenture (net)                                --         479,960
    Issuance of notes payable                                          97,034         100,347
    Repayment of convertible notes                                   (100,000)       (181,000)
    Repayment of capital lease obligation                              (6,509)         (3,742)
    Repayment of bank indebtedness                                     (5,168)         (5,851)
                                                                  -----------       ---------
CASH PROVIDED BY (USED IN) FINANCING                              $   376,277       $ 563,707
                                                                  -----------       ---------
INVESTING ACTIVITIES
    Property and equipment                                            (11,172)        (17,600)
    Proceeds on disposition of property and equipment                   1,243          34,585
                                                                  -----------       ---------
CASH PROVIDED BY (USED IN) INVESTING                              $    (9,929)      $  16,985
                                                                  -----------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (55,246)       (209,078)
Cash and cash equivalents, beginning of period                        126,618         338,448
                                                                  -----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    71,372       $ 129,370
                                                                  ===========       =========

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2002
                                   (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the "Company") is a financial media and technology company that provides various financial software solutions, tools, content and services to media, corporate, and financial services companies. The Company employs proprietary technologies that enable its clients to provide financial data streams and news combined with fundamental, technical, productivity, and disclosure tools to their customers, shareholders, and employees in a cost effective manner. The Company also provides Internet communications products for publicly traded companies and an online research center for the investment community through its Stockhouse and Smallcapcenter financial web sites.

The Company was incorporated under the laws of Colorado on December 6, 1994.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

The Company incurred a loss before extraordinary items of $1,112,708 for the nine months ended September 30, 2002, has a shareholders' deficiency of $1,480,153 and had a working capital deficiency of $581,238 as at September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and debt private placements. Management expects that revenues resulting from current operations will increase which should allow the Company to achieve profitable operations and positive cash flows in early 2003. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

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

2. CONVERTIBLE NOTES

----------------------------------------------------------------------------------------
                                                September 30, 2002     December 31, 2001
----------------------------------------------------------------------------------------
Convertible notes, maturing December 31, 2005
    Principal                                      $ 1,724,000             $1,924,000
    Prepayment premium                                      --                288,600
    Interest                                                --                296,636
    Unamortized debt discount                         (169,832)                    --
----------------------------------------------------------------------------------------
    Subtotal                                       $ 1,554,168             $2,509,236
    Current portion                                    100,000              2,509,236
    Long term portion                                1,454,168                     --
========================================================================================

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

The restructured agreement provides for $300,000 of mandatory payments through to December 31, 2004. $23,340 was paid on June 28, 2002, $76,660 was paid on July 12, 2002, and $20,000 was paid on October 1, 2002. Separate payments of $20,000 are due at the end of each of the next nine quarters through to December 31, 2004. If applicable, the Company will also provide mandatory payments of 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess of $2,000,000 in 2002 and 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess of $500,000 in 2003.

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

The Company agreed to modify the existing terms of the Series 3A and 3B warrants. The exercise price of the Series 3A warrants has been reduced from $1.00 to $0.25. The exercise price of the Series 3B warrants has been reduced from $2.00 to $0.50. The expiry date for both the Series 3A and 3B warrants has been extended to July 31, 2005 from December 31, 2004. The reduction in the exercise price and extension of the expiry date of the warrants is accounted for as an inducement to convert the convertible debentures. The fair value of the warrants after the conversion was $24,000 greater than the fair value of the warrants prior to conversion and this excess fair value was recorded as interest expense on the conversion date.

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

At September 30, 2002, in addition to the 15,943,846 common shares outstanding, there were also 2,510,700 stock options and 3,331,818 warrants outstanding.

Issues of common shares and common share equivalents for the nine month period ended September 30, 2002 are summarized as follows:

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

On September 23, 2002, the Company issued 68,078 common shares with a fair value of $10,212 to an employee for services rendered.

Stock Options

The Company's 1999, 2000, 2001, and 2002 Stock Option Plans (collectively the "Plans") authorize a total of 5,000,000 common shares for issuance. Activity under the Plans is set forth below.

--------------------------------------------------------------------------------
                                                        Options Outstanding
                                                    ----------------------------
                                   Shares
                                   available        Number of         Price per
                                   for grant        shares            share
--------------------------------------------------------------------------------
Balance at December 31, 2001         391,156        2,415,900       $0.01 - 2.75
Additional shares authorized       1,500,000               --                 --
Options granted                   (1,593,578)       1,593,578        0.15 - 0.40
Options forfeited                    897,700         (897,700)       0.20 - 2.75
Options exercised                         --         (601,078)       0.15 - 0.25
--------------------------------------------------------------------------------
Balance at September 30, 2002      1,195,278        2,510,700       $0.01 - 2.50
================================================================================

Warrants

As at September 30, 2002, common stock issuable pursuant to warrants outstanding is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                 Warrants                                                          Warrants
                Outstanding       Warrants        Warrants        Warrants       Outstanding    Exercise           Expiry
                At January         Issued        Exercised        Cancelled      at September     Price             Date
                  1, 2002                                                          30, 2002
                     #                #             #                 #               #             $
-----------------------------------------------------------------------------------------------------------------------------
Series 1           300,000               --            --           18,182          281,818        3.00        March 31, 2005
Series 3A          500,000               --            --               --          500,000        0.25        July 31, 2005
Series 3B          300,000               --            --               --          300,000        0.50        July 31, 2005
Series 4                --        2,000,000            --               --        2,000,000        0.25        March 31, 2003
Series 5                --          250,000            --               --          250,000        0.30        Sept. 15, 2003
-----------------------------------------------------------------------------------------------------------------------------
                 1,100,000        2,250,000            --           18,182        3,331,818
=============================================================================================================================

6. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable industry segment with the following sources of revenue:

                              For the three months ended         For the nine months ended
                              September        September         September        September
                              30, 2002         30, 2001          30, 2002          30, 2001
--------------------------------------------------------------------------------------------
Public Company
  Disclosure and
  Awareness Products          $360,692        $  542,466        $  888,058        $1,329,466
Financial Software and
  Content Systems              202,789           173,646           525,367           406,281
E-business Solutions                --            15,523                --           617,266
--------------------------------------------------------------------------------------------
                              $563,481        $  731,635        $1,413,425        $2,353,013
============================================================================================

During the first nine months of 2002, the Company had one customer from whom revenue received by the Company represented approximately 11% of total revenue. During the first nine months 2001, the Company had two customers from whom revenue received by the Company represented approximately 35% of total revenue. No other customers represented greater than 10% of revenue.

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

The prepaid operating costs of $77,198 were expensed fully in the quarter ended September 30, 2002. The software is being amortized over a three year period.

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

If the third party does not invest in Stockhouse, then the Company will immediately have the option to acquire the remaining 35% of the website and related software assets of Stockhouse with the issuance of additional common shares. As per the terms of the agreement, the number of common shares to be issued for the remaining 35% shall not be less than 920,000 shares and not more than 1,120,000 shares.

The third party had a deadline of September 30, 2002 to decide whether or not to invest in Stockhouse. As of the date of this filing, the deadline had been informally extended.

The original 2,080,000 common shares were issued into an escrow account on June 28, 2002 and will be released to Stockhouse on the date the third party investor makes its decision.

9. NOTES PAYABLE

On July 23, 2002 the Company's Canadian subsidiary issued a C$152,400 promissory note to a lender. Net proceeds after financing costs were C$149,400. The Note carries an interest yield of 17% and matures June 30, 2003. Interest is calculated and paid monthly. The note is secured by a floating charge over the subsidiary's assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

The results of the first nine months of 2002 are a product of our continued focus on improving the balance sheet and obtaining high quality sales customers and partners for our Financial Software and Content Systems. In the first quarter we restructured our convertible notes, converted our convertible debentures to equity, and raised $0.4M. Near the end of the second quarter we acquired the Stockhouse website in a non-cash transaction which added to the already improved balance sheet from the first quarter. In the third quarter we integrated the Stockhouse websites into our infrastructure, and with the exception of a certain increase in bandwidth and equipment items, we have substantially eliminated the incremental costs of the Stockhouse website. We are now in position to capitalize on the potential revenue of this asset.

We continued to acquire additional twelve and twenty-four month customers for our Financial Software and Content Systems, which will continue to grow our recurring revenue stream.

Overall sales are down from the first nine months of 2001, primarily due to the discontinuation of our E-Business in 2001, but there is a marked improvement in all year to date expense areas. Like most companies who are involved in the financial markets, parts of our business have been negatively affected by the downturn in the stock market. We have adapted accordingly, as discussed in more detail below.

                                                       Revenue and Gross Profits

Total revenues in the first nine months of 2002 were $1.413 million compared to $2.353 million in the first nine months 2001, a decrease of $0.940 million, or 40%. Our Public Company Disclosure and Awareness Products revenue was $0.888 million compared to $1.329 million in the first nine months 2001, a decrease of $0.441 million or 33%. Financial Software and Content Systems revenue was $0.525 million compared to $0.406 million in the first nine months 2001, an increase of $0.119 million or 29%. E-Business Solutions revenue was nil in the first nine months 2002 compared to $0.617 million a year earlier. We have chosen not to actively pursue E-Business Solutions business since the second quarter of 2001 in favour of revenue streams which carry more potential profitability in the long term, namely Financial Software and Content Systems and Public Company Disclosure and Awareness Products.

Gross profits in the first nine months of 2002 were $0.858 million compared to $1.409 million in the first nine months 2001, a decrease of $0.551 million, or 39%. Gross profit as a percentage of sales was 60.7% and 59.9% for the nine-months periods ended September 30, 2002 and 2001 respectively.

We are continuing to provide innovative products in our Public Company Disclosure and Awareness Products line, and the IntegratIR sales remain strong, delivering high value to customers. Historically, many of our Public Company Disclosure and Awareness Products customers have come from the technology sector, and the slowdown in this sector has caused considerable attrition. As well, part of the product line has been affected adversely as public companies reduced or eliminated spending on their awareness products. However, we continue to sign new agreements for our disclosure products with major corporations. We have been diversifying our target market for some time in order to be less dependent on any one sector. We feel that this area of the business will rebound fully when the financial markets begin to recover from their current slowdown.

Financial Software and Content Systems continues to be a strong contributor to our overall revenue and gross profits. Our process has matured over the past year, and we are able to efficiently deliver high quality services to customers for a fraction of the cost to customers of having it done internally. We have established relationships with major sales channels, media networks, and financial companies, and have already seen significant results. Financial Software and Content Systems revenue was up this nine month period 29% over the same period a year ago, and up 23% quarter over quarter from the second quarter 2002. All of this revenue is contractual, typically in 24-month terms, so we have a solid base of revenue in this area to grow from.

E-business Solutions revenue for the first nine months of 2001 was mainly derived from work on a financial leasing exchange for a single client. Since that contract, which ended in the first quarter of 2001, we have chosen not to pursue further contracts of this nature. As a result, our revenue from this segment was nil in the first nine months of 2002. We have instead decided to focus our energy on more stable, predictable revenue streams, such as Public Company Disclosure and Awareness Products and Financial Software and Content Systems, which ultimately will be more profitable.

                                                              Operating Expenses

Total operating expenses in the first nine months of 2002 were $1.638 million compared to $2.113 million in the same nine months last year, a decrease of $0.475 million or 22%. This decrease was a result of the reductions in all areas of expenditures that we made in 2001 and continued in 2002. We have stabilized our operating expenses at a level which will enable us to grow our sales efficiently, thereby generating the greatest return on investment.

Sales and Marketing expenses were $0.365 million in the first nine months of 2002 compared to $0.423 million in the first nine months 2001, a decrease of $0.058 million, or 14%. This area of the expenses decreased slightly and should remain relatively flat for the near future.

Product Development expenses in the first nine months of 2002 were $0.063 million compared to $0.175 million in the first nine months 2001, a decrease of $0.112 million, or 64%. As our business has matured, product development has naturally taken a lesser role. Our staff is more experienced, and our processes for developing new products are streamlined so that overall development costs are minimized.

General and Administrative expenses in the first nine months of 2002 were $1.209 million compared to $1.515 million in the first nine months 2001, a decrease of $0.306 million, or 20%. Expenses steadily declined during 2001 and stabilized in 2002 at a lower level that can still generate the maximum return on investment. The most notable cuts have been in payroll, which is our largest expense category. We have also eliminated our premises costs in New York and Dallas.

                                         Other Income (Expense) and Income Taxes

Interest expense in the first nine months of 2002 was $0.265 million compared to $0.526 million in the first nine months 2001, a decrease of $0.261 million, or 50%. Of the amount for the first nine months of 2002, $0.019 million is cash interest, either already paid or payable after the quarter end. The remaining interest is non-cash interest arising out of the 8% convertible notes and the 3% convertible debentures. Upon restructuring of the 8% convertible notes, there was a non-cash interest expense of $0.018 million, plus amortized debt discount in Q2 and Q3 totaling $0.068 million. Upon conversion of the remaining balance of the 3% convertible debentures there was a total non-cash interest expense of $0.160 million.

Loss on warrants liability of $0.055 million was a result of the increase in the fair value of the Company's 300,000 callable warrants and 800,000 other warrants immediately before the February 6, 2002 restructuring of the 8% convertible notes as described in Notes 2 and 4 to the financial statements.

Income taxes were nil in both the first nine months 2002 and the same nine months 2001. Due to our net loss position, we did not incur tax in the first nine months of 2002. As at the most recent year end, Stockgroup had tax loss carry forwards of $5.751 million in Canada which expire in 2006, 2007, and 2008, and tax loss carry forwards of $2.916 million in the U.S. which expire in 2019, 2020, and 2021.

Extraordinary gain on restructuring of convertible notes was $1.088 million for the first nine months 2002 and nil in the first nine months 2001. The extraordinary gain was a result of the February 6, 2002 restructuring of the Company's 8% convertible notes, as described in Note 2 to the financial statements.

                                                                      Net Income

The net loss for the first nine months of 2002 was $0.024 million compared to a loss of $0.490 million in the first nine months 2001, an increase of $0.466 million or 95%.

LIQUIDITY AND CAPITAL RESOURCES

Stockgroup ended the third quarter of 2002 with cash and cash equivalents of $71,372, a decrease of $74,935 from June 30, 2002. This compares with a net cash decrease of $110,324 in Q2 2002, and net cash increases of $130,013 in Q1 2002, $19,062 in Q4 2001 and $14,698
in Q3 2001. Although we expect to generate positive cash flow from operations, we are pursuing financing to improve our working capital position and to grow the business to the greatest possible extent.

Our cash flows from operations for the first nine months of 2002 were $(421,594). We raised $390,920 net in equity financing in Q1, and $97,034 in a notes payable issuance in Q3. We repaid $100,000 of our convertible notes as per the restructuring agreement described in Note 2 to the financial statements. Other uses of cash were repayment of capital lease and bank debt, totaling $11,677, and property and equipment acquisitions, net of proceeds of disposal, of $9,929.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. In addition, we have cash payments due to certain of the noteholders on October 1, 2002, December 31, 2002, and at the end of each of the next 8 quarters after that. To the extent that either of these possibilities seriously depletes cash levels, we will need to seek additional capital. If we do, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. If we are unable to generate the required amount of additional capital, our ability to continue as a going concern is in substantial doubt.

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

4. On March 15, 2002, we and the remaining noteholders from the January 19, 2001 3% convertible debenture reached an agreement whereby they would convert the $0.2M balance of the debt into common shares at $0.50 per share. The exercise price of the Series 3A warrants has been reduced from $1.00 to $0.25. The exercise price of the Series 3B warrants has been reduced from $2.00 to $0.50. The expiry date for both the Series 3A and 3B warrants has been extended to July 31, 2005.

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

8. On October 8, 2002, we announced a licensing agreement with National Bank Financial to build a customized solution to provide online market data to their clients. National Bank Financial is one of the leading securities dealers in Canada.

DESCRIPTION OF BUSINESS MODEL

GENERAL

We are a financial media and technology company. Our revenue streams can be categorized into two areas:

- Financial Software and Content Systems,
- Public Company Disclosure and Awareness Products

The clients for Financial Software and Content Systems are primarily enterprise companies from many different markets, such as media, banks and credit unions, stock brokerages, insurance, and others. Public Company Disclosure and Awareness Products are primarily investor awareness and disclosure products for public companies, and advertising on Stockhouse. These products are purchased by companies in all industries as a means of generating public interest in their company or products. A more detailed discussion of our products follows in the Products and Services section.

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

On June 24, 2002, we acquired the Stockhouse website and related assets. These assets added a new dimension to our business, that being a high-traffic, highly recognized financial community. We immediately went to work marketing products and services which leverage the Stockhouse assets. While Stockhouse began contributing to our sales revenue in the third quarter of 2002, the benefits have not yet been fully realized, and we expect solid growth in this area of the business in coming quarters.

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

PUBLIC COMPANY DISCLOSURE AND AWARENESS PRODUCTS

We have developed and own a large array of Public Company Disclosure and Awareness Products. These products are used by clients to either a) manage their investor relations and shareholder communications through their web site, b) generate investor interest in their company, c) improve their public disclosure compliance, or d) advertise and promote their products and services.

Products and services offered by this revenue stream include the IntegratIR software system, Investor Marketplace, E-Mail Distribution of Press Releases, Sector Supplements, At The Bell/Smallcap Express sponsorship, Banner and Button Advertising, Monthly Investor Marketing, Custom Web Site Development, and other online investor marketing products.

Public companies are increasingly outsourcing these activities because they lack the internal skills and resources or because it is more effective and cost efficient than in-house development and maintenance. We offer a 'one-stop shopping' package for corporate clients and provide everything from news release tracking and postings to quarterly streaming conference calls. Our understanding of this market segment and focus has resulted in a highly specialized bundle of products including: private label quotes, charts and database tools for building relationships with shareholders and traffic reports to track investor usage of Web sites and inquiries.

In the third quarter of 2001 we launched version 2.01 of the IntegratIR, an automated financial application that is licensed to public companies. The IntegratIR updates the clients' regulated investor relations information automatically by private labeling this software application into the clients' corporate web site. The SEC has mandated fair disclosure policies that make our IntegratIR especially attractive as it updates news releases, webcasts and SEC filings direct from the wire services as they happen and automatically sends the information to the client's shareholders and interested parties. The IntegratIR helps to prevent mistakes and increase timeliness compared to having internal staff manually update these activities.

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

Sponsorship of the At The Bell/Smallcap Express daily market recap mailings that goes to a large audience of e-mail readers who have signed up to receive it through Stockhouse and Smallcapcenter. A client who sponsors At The Bell/Smallcap Express gets an advertising banner at the top of each flight. This can be an effective way for the client to get their name in front of a large number of investors.

Banner Advertising and Button Advertising, both on Stockhouse and on Smallcapcenter, is a growing part of our business since the acquisition of Stockhouse. Stockhouse is a high traffic financial community. Research has shown that our traffic is composed of a high income demographic of active investors. This demographic is very attractive to advertisers. The Smallcapcenter demographic, which shares those characteristics, attracts a group whose interest is high-growth stocks. The combination of these two websites gives us a tremendous number of sales options.

The products developed by us over the past five years enable us to offer Public Company Disclosure and Awareness Products to a rapidly growing customer base while maintaining a high sales margin. The revenues derived from this source are typically contractual over a specified term. The Internet communities developed and acquired by Stockgroup host the critical mass to ensure a high level of exposure to our Public Company Disclosure and Awareness Products.

SHARE PRICE AND VOLUME DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. The following table sets forth high and low bid prices for the Common Stock for the three-month periods ended December 31, 2001, March 31, June 30, and September 30, 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended:                              High          Low            Volume

December 31, 2001                          $0.200        $0.115        1,977,800
March 31, 2002                             $0.400        $0.140        5,509,300
June 30, 2002                              $0.230        $0.150        2,734,400
September 30, 2002                         $0.200        $0.125        1,785,900

On September 30, 2002, the Company had 71 registered shareholders owning 15,943,846 shares.

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

Item 4. Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Stockgroup's Chief Executive Officer and Chief Financial Officer have evaluated the company's disclosure controls and procedures as of November 1, 2002, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 1, 2002

Part II. OTHER INFORMATION

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

As of October 25, 2002, no further action had been taken by either side. While we believe we have a strong case, we have not elected to aggressively pursue this litigation at this time, pending further information on the collectibility of the debt.

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

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On September 19, 2002, the Company held its annual general meeting in San Francisco, California.

      (b)   The existing board of directors was re-elected in its entirety.

      (c)   Votes were also cast to

            (i)   Appoint Ernst & Young LLP as the Company's auditors

            (ii)  Approve the 2002 Stock Option Plan

      Votes were cast as set out in the table below.

--------------------------------------------------------------------------------
                                                  YES          NO        ABSTAIN
--------------------------------------------------------------------------------
1.    Election of directors
          Marcus New                           9,955,170           0     20,590
          Craig Faulkner                       9,953,170           0     22,590
          Leslie Landes                        9,954,215           0     21,545
          Louis deBoer                         9,954,020           0     21,740
          David Caddey                         9,955,020           0     20,740
          Jeffrey Berwick                      9,955,020           0     20,740
2.    Appointment of Ernst & Young LLP         9,669,065     291,195     15,500
3.    Approval of 2001 Stock Option Plan       6,008,393     211,826     30,600
4.    Other matters                            9,848,069     107,296     20,395

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

      (b)   CEO Section 906 Certification (page 24)

      (c)   CFO Section 906 Certification (page 25)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)


Date: November 7, 2002                  By: /s/ David Gillard, CGA
                                        ----------------------------------------
                                        Chief Financial Officer, Secretary &
                                        Treasurer

CERTIFICATIONS

                                  CERTIFICATION

I, Marcus New, CEO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stockgroup Information Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002


                                        /s/ Marcus New
                                        ----------------------------------------
                                        Marcus New
                                        Chief Executive Officer

                                  CERTIFICATION

I, David Gillard, CFO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stockgroup Information Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002


                                        /s/  David Gillard
                                        ----------------------------------------
                                        David Gillard, CGA
                                        Chief Financial Officer

Exhibit (b) - Section 906 Certification of CEO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO 18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                    ss.906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stockgroup Information Systems Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marcus New, Chief Executive Officer of the Company, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to the best of my knowledge:

      (1) The Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Marcus New
------------------------------
Marcus New
Chief Executive Officer
November 7, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit (c) - Section 906 Certification of CFO

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO 18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                    ss.906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stockgroup Information Systems Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Gillard, Chief Financial Officer of the Company, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to the best of my knowledge:

      (1) The Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David Gillard
------------------------------
David Gillard
Chief Financial Officer
November  7, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.