Form 10KSB
period 2002-12-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2003-03-24
CIK 1054097

FORM 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002.
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

                   Issuer's telephone number: (604) 331-0995




Check  whether  the  issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  1,964,699

The aggregate market value of common equity held by non-affiliates of the registrant as of March 19, 2003 was approximately $5 million.

The number of shares outstanding of the registrant's common equity, as of March 17, 2003 was 21,095,771.

Documents  incorporated  by  reference:  none

Transitional  Small  Business  Disclosure  Format  (check  one):Yes  []; No [x]


                                          STOCKGROUP  INFORMATION  SYSTEMS  INC.

                                                      FORM  10-KSB

                                  For  The  Fiscal  Year  Ended  December  31,  2002



                                                         INDEX
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2. Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .   9
Item 6.  Management's Discussion and Analysis of Results of Operations and Financial Condition. . . . . . . . . . . . . .  11
Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Part III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  51
Item 9.  Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act.  51
Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
Item 11. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . .  52
Item 12. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .  55
Item 14. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  56
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  57
CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

PART  I
Item  1.  Business

GENERAL

Stockgroup Information Systems Inc. ("Stockgroup" or the "Company") is a financial media and technology company. Its revenue streams for 2002 can be categorized into two broad areas:
-     Financial  Software  and  Content  Systems,
-     Public  Company  Disclosure  &  Awareness  Products

See PRODUCTS AND SERVICES below for a full description of these two revenue streams. The clients for Financial Content and Software Applications are primarily enterprise companies from many different markets, such as media, banks and credit unions, stock brokerages, insurance, and others. Public Company Disclosure & Awareness Products are awareness and disclosure products that are purchased, as the name implies, by public companies in all industries.

CORPORATE  BACKGROUND

We are a United States publicly traded company incorporated in 1995 and registered in Colorado. Our head office in Vancouver, Canada.

We operated from 1995 to 1997 as a profitable financial Internet technology and media company that offered proprietary financial news and tools to investors and companies.

We used our experience and the funds from a public offering in spring 1999 to provide the foundation for the development and initial marketing of our products. In October 1999 we launched Smallcapcenter.com. At that time it was widely believed that a subscription/advertising model centering around Smallcapcenter was viable. While parts of this business model did not prove to be profitable, the exercise of building Smallcapcenter and its related investment tools gave us a strong foundation of skills and a suite of products to sell commercially. Smallcapcenter is still a high-traffic and well-maintained portal for the investment community, and its drawing power is a key driver to many of our investor awareness products. It also serves as an excellent development and testing ground for new financial software tools being developed by the Company on a day-to-day basis.

From late 1999 to early 2001 we were hired to create several large enterprise Web sites for different clients on a contract basis. These were large contracts, and added a significant amount of revenue to the Company, but they also added instability in our cost structure. In early 2001 it was decided that this E-Business Solutions division would be de-emphasized in favor of other areas with more profit potential, namely Financial Content and Software Applications and Public Company Disclosure and Awareness Products (as described in the PRODUCTS AND SERVICES section below).

From 2000 to 2001, we expanded our awareness and disclosure product line to include Sector Supplements, and automated investor relations Web page tools such as the IntegratIR. We already had a large public company customer base, so the transition into this area was a natural extension of our core competencies.

We entered the Financial Content and Software Applications market late in 2000 by licensing our proprietary financial software tools, content and applications to customers that need to offer financial information to their customers or improve their content offering. We had access to a wide array of customers through our internal sales team as well as our reseller channels. Our content and software application model is attractive to customers because it is a comprehensive and cost effective alternative to in-house development.

Early in 2001, as the market for our products and services evolved, it became apparent to us where the most profitable and sustainable areas of the business were. They were Financial Content and Software Applications and Public Company Disclosure and Awareness Products (including IntegratIR and other awareness and disclosure products). Once these were identified, a more streamlined and stable cost structure was introduced and the profitability and cash flow began to improve.

On June 24, 2002, under an Agreement with StockHouse Media Corporation, we acquired the Web site assets, software and systems to run the Stockhouse websites. We issued 2,080,000 common shares of Stockgroup upon signing the agreement, in exchange for a 65% interest in the assets. Stockgroup controls and manages the operation of the assets and receives the net revenue to its account. Due to certain provisions in the agreement, we have the option of acquiring the remaining 35% of the assets for between 920,000 and 1,120,000 common shares of Stockgroup based on a revenue/profit formula. The transaction was completed with an arms length party, although one of the principals of Stockhouse Media Corporation has since become a director of Stockgroup.

Prior to the Agreement, StockHouse spent approximately C$35 million on its technology, brand and business development, ultimately becoming established as one of the leading online financial communities.

The  transaction  provides  several  key  benefits  to  Stockgroup  including:

- Augmenting the strength of the company by integrating the technology and products into the existing Stockgroup infrastructure.
- The deepening and strengthening of the company's technology, through incorporating StockHouse's applications and capabilities, expanding the company's product offering and enhancing its ability to deliver products to its customers.
-    The immediate addition of the StockHouse revenue stream and customer base.
- The integration of resources of the two companies, lowering overall cost of delivery, strengthening brand and adding value to the more than 450,000 registered subscribers and over 50 million monthly page views of StockHouse.com and smallcapcenter.com.

On July 23, 2002 we became a reporting issuer in Canada and on December 17, 2002, we were listed and began trading on the TSX Venture Exchange in Canada.

PRODUCTS  AND  SERVICES

Our understanding of Internet based financial technology and media has enabled us to leverage our products and services to enter new markets and secure new clients. Using a common integrated technology platform, we have developed two main revenue sources: Financial Content and Software Applications , Public
Company  Disclosure  &  Awareness  Products  and  Advertising.

FINANCIAL  SOFTWARE  AND  CONTENT  SYSTEMS

We have developed proprietary financial applications and tools we license to clients. The clients for Financial Content and Software Applications are from many different markets, such as news media, banks and credit unions, stock brokerages, leasing, insurance, and others. We provide the tools on a private-labeled basis, and they are typically sold in licencing contracts of twelve months or more. These long term contracts generate stable, recurring revenue streams.

Many of the tools are data-feed driven. We either feed data from our own aggregated databases or from third parties. The advantage of using the Stockgroup tools is that the customer is able to receive data and information from a variety of different feeds all from point of contact, at a fraction of the cost of purchasing all feeds individually. Also, in most cases we add value by customizing, filtering, and sorting data in the configuration the customer wants. We are able to use our economies of scale and automation to give a product that is efficiently delivered and customized, and at a substantial costs savings to having the customer build and manage it internally.

Examples of some of the providers of third-party data feeds include Marketguide, Comtex, Multex, and North American Quotations.

We distribute financial tools through content and application syndicates, such as Yellowbrix, through channel resellers such as The Associated Press, The Canadian Press, Comtex News Network, Clarinet Communications, and through our own sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities, and equities.

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

The following are just a few of the over 25 Financial Content and Software Applications products:

Real-time  stock  quotes  on  major  U.S.  exchanges
North  American  20-minute  delayed  stock  quotes  and  indices
Portfolio management, live portfolio updates and wireless portfolio updates Most active stock updates
Stock  watch  lists
Company  fundamentals,  SEC/SEDAR  filings
Daily  stock  market  winners/losers,  most  actives
Company profiles, stock screening (investment data) and technical stock analysis Employee stock option calculations


The Financial Content and Software Applications is delivered to customers in four different formats:

- On an Application Service Provider (ASP) basis where the content and software is hosted by Stockgroup and private labeled to the customers Internet or Intranet site.

- Through our proprietary software objects residing on the customers' servers which use a proprietary Application Protocol Interface (API) to retrieve data from our servers.

-    Through  secured  Extensible  Markup  Language  (XML)  channel.

- Through different wireless devices and modes including: handheld devices, Short Message Service (SMS) paging, and Wireless Application Protocol (WAP) portals which have been built and maintained by us.


PUBLIC  COMPANY  DISCLOSURE  AND  AWARENESS  PRODUCTS


We have developed and own a large array of Public Company Disclosure and Awareness products. These products are used by clients to either a) manage their investor relations and shareholder communications through their Web site,
b) generate awareness for their company and their stock, c) improve their public disclosure compliance, or d) advertise their products and services.

Products and services offered by this revenue stream include the IntegratIR software system, Investor Marketplace, E-Mail News Blasts, Sector Supplements, Stockhouse @ The Bell sponsorship, Smallcap Express sponsorship, Web site advertising, monthly investor marketing bundles, custom Web site development, and other online investor marketing products.

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

Our IntegratIR system represents a whole new way to manage shareholder communications and reach new investors. The IntegratIR is an investor relations Web page and email management system that functions as a software application - giving the Investor Relations Officer (IRO) and Chief Financial Officer (CFO) desktop control over the investor relations portion of their Web site. In addition to standard features, such as dynamic quotes and charts, the IntegratIR provides powerful new tools that automate the client's online disclosure activities including publishing their press releases, publishing of regulatory filings and distributing information requested by shareholders, all on a real-time, automated basis.

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

Stockhouse News Blasts, Special Situation Alerts, and NewsHotlines, which are targeted e-mail marketing tools used to disseminate news releases to an exclusive list of up to 450,000 opt-in investors.

Sector Supplements, which are a spotlight feature on a certain industry sector, such as energy, mining, biotech, or technology, are an effective exposure tool for companies. In a Sector Supplement, investors are drawn to a Web site that features up to twelve companies and contains industry-specific news and information. Investors who visit this Web site can view each of the featured companies' profiles, request information, or link directly to the client's own Web site.

Sponsorship of the Stockhouse @ The Bell/Smallcap Express daily market recap mailings that goes to a large audience of e-mail readers who have signed up to receive it through Stockhouse.com and Smallcapcenter.com. A client who sponsors Stockgroup @ The Bell/Smallcap Express gets an advertising banner at the top of each flight. This can be an effective way for the client to get their name in front of a large number of investors.

Advertising, which is shown in various positions on Stockhouse.com and Smallcapcenter.com on a prescribed rotation, is another way for clients to get the attention of a targeted investor audience. Potential investors who see the advertisement can 'click through' the ad to get to a jump page which can include the client's own description of their company or product.

The StockHouse network (StockHouse.com/.ca/.com.au) offers content aggregation from hundreds of sources, a comprehensive equities database and the Internet's first syndicated message forums, the BullBoards(TM). The three Web sites attract investors in a number of global markets, including the USA, Canada, and Australia.

EMPLOYEES

As of December 31, 2002, we employed 25 people on a full-time basis and 6 people on a part-time basis. After seeing wide fluctuations in the number of employees between 1999 and 2001, the number of employees has remained relatively stable for the past eighteen months. An exception was a three month period after we acquired the StockHouse Web site when we needed extra staff for the transition. This stability has been an important part of our improved cost structure.

None of our employees are subject to collective bargaining agreements. We have never had a work stoppage. We believe relations with employees are good.

REGULATORY  ISSUES

We are not subject to governmental regulation in our Internet publishing efforts other than local state and municipal sales tax licenses.

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase the cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

SUBSIDIARIES

Stockgroup owns 100% of the issued and outstanding voting common shares of 579818 B.C. Ltd., which wholly owns Stockgroup Media Inc., a British Columbia corporation, and owns 50% of Stockscores Analytics Corp., a British Columbia corporation. In addition, Stockgroup wholly owns Stockgroup Systems Ltd., a Nevada Corporation and Stockgroup Australia Pty Ltd, an Australia Corporation.

RESEARCH  AND  DEVELOPMENT

During 2001 and 2002 we invested approximately $241,392 and $78,792 respectively on research and development related to new products and services.

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


Item  2.  Description  of  Property

INTELLECTUAL  PROPERTY,  PROPRIETARY  RIGHTS  AND  DOMAIN  NAMES

We protect our intellectual property through a combination of trademark and copyright law, trade secret protection and confidentiality agreements with its employees, customers, independent contractors and strategic partners. We pursue the registration of our domain names, trademarks and service marks in the United States and internationally.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line. We create a majority of our own content and obtains rights to use the balance of our content from third parties. It is possible that we could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and we may be subject to claims from its licensors. We currently have no patents or patents pending and do not anticipate that patents will become significant part of its intellectual property in the future. We enter into confidentiality agreements with our employees and independent consultants and have instituted procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of others from whom we license content. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against us. The legal status of intellectual property on the Internet is currently subject to various uncertainties as legal precedents have not been set and are still to be determined in many areas of internet law.

LEASEHOLD

Our corporate offices are composed of one floor of leased space located in the center of Vancouver's business community. We also hold a lease in New York, and rent an office in Toronto on a month to month basis. Our facilities are fully used for current operations, with the exception of the New York facility, which is currently being subleased to a tenant.

    City             Monthly Payment         Lease              Expiry Date
--------------------------------------------------------------------------------
Vancouver              CDN $23,647          7 years           June -- 2006
New York                    $8,449          7 years           August -- 2006
New York sublease          -$8,449          3 years           April -- 2004
Toronto                CDN  $2,400          N/A

EQUIPMENT

We have made a significant investment in servers and computer equipment required for our Web site and have dedicated staff assigned to maintenance and support of these operations.


Item  3.  Legal  Proceedings

We are currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September, 2000. The defendant provided a $100,000 deposit and contracted us to provide certain lead generation services. We delivered the requested services throughout October and November, 2000, however, the defendant defaulted on all additional payments. We are suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of December 31, 2002, no further action had been taken by either party and no court date has been set. Although we currently believe the outcome of the litigation will be in the Company's favour, we have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations as the litigation is resolved.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

PART  II

Item  5.  Market  for  Registrant's Common Stock and Related Stockholder Matters

MARKET  INFORMATION

Our common stock has been quoted for trading on the OTC BB since March 17, 1999. On December 17, 2002, we began trading on the TSX-Venture Exchange in Canada. The following table sets forth high and low bid prices on the OTC BB for the common stock for the quarterly periods ending March 31, 2001 through to December 31, 2002 and the partial quarter from January 1, 2003 to March 6, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.


Quarter  Ended:                High                Low               Volume
----------------------------------------------------------------------------
March  31,  2001               0.969               0.375               1,005,700
June  30,  2001                0.650               0.280               2,840,800
September  30,  2001           0.390               0.090               1,105,300
December  31,  2001            0.200               0.115               1,977,800
March  31,  2002               0.400               0.140               5,509,300
June  30,  2002                0.230               0.147               2,734,400
September  30,  2002           0.200               0.125               1,785,900
December  31,  2002            0.270               0.140               6,072,100
Jan  1-Mar  6, 2003 (partial)  0.380               0.205               4,098,100


The  closing  price  on  March  6,  2003  was  $0.230.

During 2002 we issued 9,421,336 shares of common stock, representing 93% of the outstanding stock at the beginning of 2002. We also has authorized, reserved, and registered 3,050,000 shares of common stock for issuance upon the exercise of outstanding warrants, and 3,500,975 shares for issuance upon the exercise of non-qualified stock options. The total amount of shares covered by outstanding registrations would represent 43% of the number of our outstanding shares on the date of this filing. In addition, we have authorized and reserved, but not registered, 5,541,693 shares for issuance upon exercise of certain warrants and convertible notes, which would represent 19% of the number of our outstanding shares on the date of this filing.


Recent  sales  of  unregistered  securities
-------------------------------------------------------------------------------------------------------------
                                                                                  Common  Shares
                                                                    Number  of      Underlying       Gross
                                                                      Common        Convertible     Proceeds
     Date             Exemption       Name                            Shares        Securities         ($)
-------------------------------------------------------------------------------------------------------------
June 30, 2002         Regulation S    Stockhouse Media Corp.         2,080,000                0       424,320
December 31, 2002     Regulation S    Private Placement (28 Places)  3,403,750        1,701,875(1)    544,600
December 31, 2002     Regulation S    Bolder Capital                         0          150,000(2)          0
-------------------------------------------------------------------------------------------------------------


HOLDERS

On December 31, 2002, we had 87 holders of record, which does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDENDS

We have not declared, and do not foresee declaring, any dividends now or into the foreseeable future.








-------------------------------
1 All warrants issued December 31, 2002, with the exception of 150,000 warrants to Bolder Capital, are exercisable at two warrants plus $0.22 per common share, and have an expiry date of December 31, 2003.
2 Warrants exercisable at one warrant plus $0.16 per common share, with an expiry date of December 31, 2003.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS - FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

We are in a business in which sales are strongly influenced by public interest in the North American stock markets. Nearly all aspects of our business, including financial tools, investor marketing, and Stockhouse advertising are affected by ups and downs of the markets.

The results for the year 2002 were mixed, as we made a number of significant improvements during the year, but revenue was down from 2001, primarily due to the discontinuation of our E-Business consulting. In Q1 we improved our balance sheet by restructuring and converting a portion of our convertible debt, and in the process decreased our net loss dramatically through a gain of $1.089 million. In Q2 we acquired a valuable Web site asset, software, and technology by acquiring a majority interest in certain assets of Stockhouse Media Inc., without expending any cash. We expect the Stockhouse assets will yield positive returns in 2003. In Q4 we raised $0.490 million net in a private placement which improved our balance sheet, and we were accepted for listing on the TSX Venture Exchange in Canada. We emerged from 2002 stronger and more experienced, with a strong management team in place.


                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
Total revenues for 2002 were $1.965 million compared to $2.857 million in 2001, a decrease of $0.893 million, or 31%. The drop in revenue was primarily the result of the discontinuation of our E-Business consulting.

Our revenue from Public Company Disclosure and Awareness Products decreased compared to last year, from $1.643 million in 2001 to $1.209 in 2002, a decrease of $0.434 million or 26%. Much of this decrease is attributed to the decrease in public company corporate communications spending caused by the continued downturn in financial markets. Nevertheless, we continued to direct a significant portion of our sales efforts in this area because we feel that strategically this business will be profitable for us in the future.

Financial Software and Content Systems revenue increased from $0.580 million in 2001 to $0.756 million in 2002, an increase of 30%, which was a result of a gradual buildup of recurring monthly fees. The revenue from Financial Software and Content represented 38% of total sales in 2002, an increase over the 20% of sales it represented in 2001. This is a growing source of revenue that is expected to continue increasing. We continue to acquire high quality clients, both through new relationship building and referrals from existing clients.

E-Business revenue was nil in 2002, compared to $0.634 million in 2001. The decision was made in 2001 to focus on our scalable recurring product lines in place of consulting revenue.

Gross profits in 2002 were $1.258 million compared to $1.812 million in 2001, a decrease of $0.554 million, or 30%. Gross profit margin percentage increased slightly from 63% to 64%. Direct costs include direct payroll, bandwidth, data feeds, and job-specific advertising purchases.


                                                              Operating Expenses
--------------------------------------------------------------------------------
Total operating expenses for 2002 were $2.266 million compared to $2.485 million in 2001, a decrease of $0.219 million or 9%. Most of the decrease in costs was in product development, which dropped off significantly due to the fact that most of our products were in place by the beginning of the year.

Sales and Marketing expenses were $0.475 million compared to $0.467 million in 2001, an increase of $0.008 million or 2%.

Product Development expenses in 2002 were $0.079 million compared to $0.241 million in 2001, a decrease of $0.163 million or 67%. Our products were fully developed by the end of 2001, and our strategy for 2002 was to only develop new products if there was a known demand or request for them. This led to a sharp decrease in product development costs.

General and Administrative expenses in 2002 were $1.712 million compared to $1.777 million in 2001, a decrease of $0.065 million, or 4%. Payroll is our largest cost item in this category. Our payroll costs remained relatively stable throughout the year, with only moderate increases and a three-month period after we acquired the Stockhouse Web site when our employee base temporarily increased by about 10 people. In 2001, for comparison, we had higher payroll at the beginning of the year than at the end, so overall the payrolls were similar in both years. Our emphasis in all other cost areas for both 2002 and 2001 has been toward cost reduction, with measured expansion in conjunction with expanded sales only.

Operating losses were $1.008 million and $0.673 million for 2002 and 2001 respectively. The increase of operating loss year over year was due mainly to the decrease in total sales.


                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Interest expense in 2002 was $0.320 million compared to $0.596 million in 2001, a decrease of $0.276 million, or 46%. Interest on our 8% convertible notes was $0.120 million in 2002, compared to $0.193 million in 2001, a decrease of $0.073 million caused by lower principal balances in 2002 and put premiums being avoided in 2002 due to the restructuring of the notes that took place on February 6, 2002. Interest on our 3% convertible debentures was $0.160 million in 2002, compared to $0.375 million in 2001, a decrease of $0.215 million caused by the conversion of the full amount of principal in March 2002. Other interest was $0.040 million in 2002, compared to $0.028 million in 2001, an increase of $0.012 million caused by the addition of a 17% note in July 2002, a 25% note in October 2002, and a new capital lease in June 2002. Of the $0.320 million in interest expense in 2002, $0.040 million was paid in cash. The remaining $0.280 million was a combination of amortized debt discount on the 8% convertible notes and deemed interest expense on the induced conversion of the 3% convertible debentures.

The Gain on Warrants Liability of $0.055 million results from the restructuring of the warrants from the 3% convertible debentures, as described in Note 10 of the financial statements.

The Gain of $1.089 million is the result of the restructuring of our 8% convertible notes in February 2002, and is further described in Note 7 of the financial statements.

Other expense in 2002 was $0.013 million, which consists of net losses on market value of short term marketable securities.

Due  to  our  net  loss  position,  we did not incur income tax in 2002 or 2001.


                                                                      Net Income
--------------------------------------------------------------------------------
The net loss for 2002 was $0.307 million compared to $0.542 million in 2001, a decrease in losses of $0.235 million or 43%. This reduction in net loss was due to the gain of $1.089 million, which offset the increase in ordinary net loss of $0.326 million.

CRITICAL  ACCOUNTING  POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue
Financial  Software  and  Content  Systems  and  Public  Company  Disclosure and
Awareness Products revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, or other pricing models. Financial Software and Content Systems are sold in monthly service agreements, typically twelve or twenty-four months in length. Public Company Disclosure and Awareness Products are sold in either one-off or twelve-month contract arrangements. Revenue is recognized only if a contractual arrangement is in place, no significant obligations remain, and collection of the resulting receivable is probable. Start-up fee revenues, charges for implementation and initial integration support of our products, are recognized over the initial term of the contract pursuant to the SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Amounts received in advance are deferred and recognized over the service period.

Property  and  Equipment
We evaluate, on a periodic basis, our property and equipment, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We base our evaluation on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we then use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Amortization of property and equipment is on a straight-line basis over the asset's estimated useful life.

Contingencies
From time to time, we are subject to proceedings, lawsuits and other claims related to labor and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. We use professional judgement, legal advice, and estimates in the assessment of outcomes of contingencies. The amounts of reserve required, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

LIQUIDITY  AND  CAPITAL  RESOURCES

--------------------------------------------------------------------------------
We finished 2002 with $539,970 in cash and cash equivalents. We incurred a net loss of $306,677 for the year ended December 31, 2002 [2001 - $541,552], and had a working capital deficiency of $211,045 as at December 31, 2002. We made a debt payment of $20,000 on January 2, 2003, and a note repayment of $50,000 on January 21, 2003. Our cash usage from operations for Q4 2002 was $32,327 and for the year 2002 was $430,867. These factors raise substantial doubt about our ability to continue as a going concern.

We experienced a reduction in cash used in operations from $778,086 in 2001 to $430,867 in 2002 as a result of cost restructuring activities initiated in 2001. We have negotiated the conversion of $392,984 of our 8% convertible notes on January 28, 2003, thereby eliminating eight mandatory quarterly payments totaling $42,012 and a maturity payment of $350,972. Of the remaining principal of the 8% convertible notes, $137,988 will be paid in mandatory quarterly payments of $15,332 until December 31, 2004, and the $1,168,360 balance is due December 31, 2005. Although we have taken steps to achieve profitable operations in 2003, there are no assurances that we will be successful in achieving our goals.

We raised $0.4M and $0.5M in equity financings during Q1 and Q4 respectively. We intend to raise additional capital in 2003 in order to stabilize our balance sheet, make our mandatory debt repayments, and have additional working capital in place.

In view of these conditions, our ability to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and, if necessary, on our ability to obtain necessary financing to fund ongoing operations.

CORPORATE  DEVELOPMENTS  DURING  THE  YEAR

--------------------------------------------------------------------------------
A  synopsis  of  corporate  highlights  for  2002  is  as  follows:

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

On February 21, 2002, we announced the signing of a market exclusive agreement with The Canadian Press, Canada's national news agency, to resell our financial content management and software system in Canada.

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

On March 19, 2002, we signed a licensing agreement with Credential Group for financial software tools and content. Credential Group is partnered with more than 450 credit unions across Canada. We will provide Credential Group with mutual fund information, stock quotes, interactive charts, indexes, and other financial information.

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

On May 30, 2002, we announced that Profit Magazine had recognized the Company's Canadian subsidiary as one of Canada's fastest growing companies. The 2001 Profit 100 list awards companies based on their 5-year revenue growth.

On June 24, 2002 we acquired certain of the assets of StockHouse Media Corp. We purchased the StockHouse assets, including its financial communities, StockHouse.com, StockHouse.ca and StockHouse.au, its software applications, and its infrastructure, with an initial 65% ownership interest for 2,080,000 shares of unregistered common stock of Stockgroup and with an additional option to acquire the remaining 35% interest based on a formula for between 920,000 and 1,120,000 shares. We filed a form 8-K on July 11, 2002 which fully describes the agreement.

On September 25, 2002, we retained Canada's largest independent investment dealer, Canaccord Capital to act as sponsor for the inter-listing of our shares on the TSX Venture Exchange.

On October 1, 2002, we announced that Intrawest will license our IntegratIR Software System. Our IntegratIR tool allows Intrawest complete control of the individual elements of their IR site and enables Intrawest to quickly update and change their site anytime, from anywhere they have internet access.

On October 8, 2002, we announced a licensing agreement with National Bank Financial to build a customized solution to provide online market data to their clients. National Bank Financial is one of the leading securities dealers in Canada.

On December 17, 2002, we were accepted for listing in Canada on the TSX Venture Exchange.

On December 31, 2002, we closed a private equity placement of 3,403,750 units, each unit consisting of one share and one warrant, to a group of unaffiliated investors, for gross proceeds of $544,600.


DEVELOPMENTS  SINCE  YEAR  END

On January 22, 2003, we reached an agreement with AP Digital, a division of The Associated Press that distributes news and information to interactive applications, to market and resell our market information and financial content management and software system to AP's worldwide network of members and customers.

On January 26, 2003, we signed a licensing agreement with Global Securities Information Inc. (GSI) to provide GSI's clients with financial information powered by the software tools and content in we's proprietary Financial Content Management System. Global Securities Information Inc. is an award-winning specialty provider of public-record business transaction information to law and accounting firms, investment banks, corporations, and the business press.

On January 31, 2003, we announced that Amro International had converted its remaining balance of $0.4 million of its convertible debenture. The debt was converted into stock at US$0.32/share as part of a negotiation between Amro and Stockgroup to eliminate Amro's debt. Our outstanding long-term debt has been reduced from $1.7 million to $1.3 million.

On February 5, 2003, we signed an agreement with UnionBanCal Corporation's primary subsidiary, Union Bank of California, N.A. Union Bank will license our cutting-edge XML suite of financial content and software applications. We will customize a scrolling ticker and provide secure XML-based quotes, charts and other banking-specific financial content for Union Bank's customers and internal applications.

On February 18, 2003, we announced that our popular StockHouse financial Web portals, StockHouse.com and StockHouse.ca, had recorded over 6 million postings within their BullBoards(TM) message forums.


RISK  FACTORS

The following factors should be considered carefully in evaluating the Company and its business.

Our limited operating history makes it difficult for you to judge our prospects.

We have a limited operating history upon which an evaluation of our current business and prospects can be based. You should consider any purchase of our shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

Liquidity  and  capital  resources  are  uncertain.

We incurred a net loss of $306,677 for the year ended December 31, 2002 [2001 - $541,552], and had a working capital deficiency of $211,045 as at December 31,

2002. These factors raise substantial doubt about our ability to continue as a going concern. We experienced a reduction in cash used in operations from $778,086 in 2001 to $430,867 in 2002 as a result of cost restructuring activities initiated in 2001. We have negotiated the conversion of $392,984 of our 8% convertible notes on January 28, 2003, thereby eliminating eight mandatory quarterly payments totaling $42,012 and a maturity payment of $350,972. Of the remaining principal of its 8% convertible notes, $137,988 will be paid in mandatory quarterly payments of $15,332 until December 31, 2004, and the $1,168,360 balance is due December 31, 2005. Although we have taken steps to achieve profitable operations in 2003, there are no assurances that we will be successful in achieving our goals.

In view of these conditions, our ability to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and, if necessary, on our ability to obtain necessary financing to fund ongoing operations.

Computer  equipment  problems  and  failures  could  adversely  affect business.

Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times of the our products, which could reduce the attractiveness of the Web site, financial tools, or software products to advertisers and users. Should such interruptions continue for an extended period we could lose significant business and reputation. Equipment problems and failures could result from a number of causes, including an increase in the number of users of the Web site, computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures, and internal breakdowns. In addition, any disruption in Internet access provided by third parties could have a material and adverse effect.

We may not be able to compete successfully against current and future competitors.

We currently compete with several other companies offering similar services. Many of these have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. We can not assure you that we will have the financial resources or the technological expertise to successfully meet this competition.

We are significantly influenced by our officers, directors and entities affiliated with them.

In the aggregate, ownership of Stockgroup shares by management represents approximately 28% of issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

We may be unable to protect the intellectual property rights upon which our business relies.

We regard substantial elements of our Web site and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws, including trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We also generally enter into confidentiality agreements with employees and consultants and in connection with license agreements with third parties, and seeks to control access to proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain or use our proprietary information without authorization or to develop similar technology independently. There can also be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties, we have infringed upon the proprietary rights of other third parties.

It is unclear how any existing and future laws enacted will be applied to the internet industry and what effect such laws will have on us.

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase the cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

We may be held liable for online information or products provided by us or third parties.

Because materials may be downloaded by the public on Internet services offered by us or the Internet access providers with which we have relationships, and because third party information may be posted by third parties on our Web site through discussion forums and otherwise there is the potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, or other theories. Such claims have been brought against providers of online services in the past. The imposition of liability based on such claims could materially and adversely affect us.

Even to the extent such claims do not result in liability, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information or products carried on or disseminated through our Web site could require implementation of measures to reduce exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of services to members and users.

Our general liability insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Future  sales  of  shares  may  adversely  impact  the  value  of  our  stock.

During 2002 we issued 9,421,336 shares of common stock, representing 93% of the outstanding stock at the beginning of 2002. We also have authorized, reserved, and registered 4,901,875 shares of common stock for issuance upon the exercise of outstanding warrants, and 3,500,975 shares for issuance upon the exercise of non-qualified stock options. The total amount of shares covered by outstanding registrations would represent 43% of the number of our outstanding shares on the date of this filing. In addition, we have authorized and reserved, but not registered, 3,689,818 shares for issuance upon exercise of certain warrants and convertible notes, which would represent 19% of the number of our outstanding shares on the date of this filing.

If required, we will seek to raise additional capital through the sale of common stock. Under the terms of outstanding convertible notes and debentures, the number of shares that may be issued under such instruments may be increased in the event of certain changes in our capital structure. Future sales of shares by us or our stockholders could cause the market price of its common stock to decline.

The  departure  of  key  personnel could have an adverse impact on our business.

We employ certain key personnel with skills, including management skills, which may be difficult to replace quickly. Should one or more of our key personnel depart our company we may incur time and cost losses replacing them. Even if replaced, it is possible that their departure could have a long lasting adverse impact on us.

Item  7.  Financial  Statements










Consolidated  Financial  Statements

STOCKGROUP  INFORMATION  SYSTEMS  INC.
December  31,  2002  and  2001

                                AUDITORS' REPORT





To  the  Shareholders  of
STOCKGROUP  INFORMATION  SYSTEMS  INC.

We have audited the accompanying consolidated balance sheets of STOCKGROUP INFORMATION SYSTEMS INC. as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockgroup Information Systems Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Stockgroup Information Systems Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, in 2001, the Company changed its method of accounting for callable warrants.




Vancouver,  Canada,
February  24,  2003.                                      Chartered  Accountants

STOCKGROUP  INFORMATION  SYSTEMS  INC.


                           CONSOLIDATED BALANCE SHEETS
           [See Note 1 - Nature of Business and Basis of Presentation]

As  at  December  31                                  (expressed  in  US  dollars)

                                                            2002           2001
                                                             $               $
-----------------------------------------------------------------------------------
ASSETS [notes 5, 6 and 7]
CURRENT
Cash and cash equivalents. . . . . . . . . . . . . . .       539,970       126,618
Marketable securities. . . . . . . . . . . . . . . . .         1,198        21,814
Accounts receivable [net of allowances for doubtful
  accounts of $40,866; 2001 - $92,331] [note 3]. . . .       169,675       173,105
Prepaid expenses . . . . . . . . . . . . . . . . . . .       102,118        60,465
-----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .       812,961       382,002
-----------------------------------------------------------------------------------
Property and equipment, net [note 4] . . . . . . . . .       638,665       341,688
-----------------------------------------------------------------------------------
                                                           1,451,626       723,690
-----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Bank indebtedness. . . . . . . . . . . . . . . . . . .             -         6,081
Accounts payable . . . . . . . . . . . . . . . . . . .       313,272       373,674
Accrued payroll liabilities. . . . . . . . . . . . . .       109,930       144,920
Deferred revenue . . . . . . . . . . . . . . . . . . .       320,900       124,944
Current portion of capital lease obligation [note 5] .       103,205         7,674
Current portion of notes payable [note 6]. . . . . . .        95,371       108,837
Current portion of convertible notes [note 7]. . . . .        81,328     2,509,236
Warrants liability [note 10] . . . . . . . . . . . . .             -       110,000
-----------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .     1,024,006     3,385,366
-----------------------------------------------------------------------------------
Capital lease obligation [note 5]. . . . . . . . . . .        31,844        11,231
Notes payable [note 6] . . . . . . . . . . . . . . . .       159,787             -
Convertible notes [note 7] . . . . . . . . . . . . . .     1,486,806             -
Convertible debentures [note 8]. . . . . . . . . . . .             -        70,695
-----------------------------------------------------------------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .     2,702,443     3,467,292
-----------------------------------------------------------------------------------
Commitments and contingencies [note 14]

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock, no par value [note 11]
  Authorized shares - 75,000,000
  Issued and outstanding shares - 19,552,596 in 2001
     and 10,131,260 in 2001 . . . . . . . . . . . . .      9,203,235     7,969,090
Additional paid-in capital . . . . . . . . . . . . . .     2,987,331     2,422,014
Accumulated deficit. . . . . . . . . . . . . . . . . .   (13,441,383)  (13,134,706)
-----------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY). . . . . . . .    (1,250,817)   (2,743,602)
-----------------------------------------------------------------------------------
                                                           1,451,626       723,690
-----------------------------------------------------------------------------------

See  accompanying  notes

STOCKGROUP  INFORMATION  SYSTEMS  INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year  ended  December  31                                     (expressed  in  US  dollars)


                                                                       2002         2001
                                                                         $            $
-------------------------------------------------------------------------------------------
REVENUE
Revenues [note 12]. . . . . . . . . . . . . . . . . . . . . . . .    1,964,699   2,857,151
Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . .      706,911   1,045,326
-------------------------------------------------------------------------------------------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,257,788   1,811,825
-------------------------------------------------------------------------------------------

EXPENSES
Sales and marketing . . . . . . . . . . . . . . . . . . . . . . .      475,038     466,954
Product development . . . . . . . . . . . . . . . . . . . . . . .       78,792     241,392
General and administrative. . . . . . . . . . . . . . . . . . . .    1,712,056   1,776,710
-------------------------------------------------------------------------------------------
                                                                     2,265,886   2,485,056
-------------------------------------------------------------------------------------------
Loss from operations. . . . . . . . . . . . . . . . . . . . . . .   (1,008,098)   (673,231)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . .          195       4,020
Interest expense [notes 5, 6, 7 and 8]. . . . . . . . . . . . . .     (319,641)   (596,097)
Gain (loss) on warrants liability [note 10] . . . . . . . . . . .      (55,000)    242,000
Gain on restructuring of convertible notes [note 7] . . . . . . .    1,088,586           -
Gain on convertible note redemptions. . . . . . . . . . . . . . .            -      58,701
Other income (expense). . . . . . . . . . . . . . . . . . . . . .      (12,719)      9,509
-------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle .     (306,677)   (955,098)

Cumulative effect of change in accounting principle [note 10] . .            -     413,546
-------------------------------------------------------------------------------------------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (306,677)   (541,552)
-------------------------------------------------------------------------------------------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Loss before cumulative change in accounting principle . . . . . .        (0.02)      (0.10)
Cumulative effect of change in accounting principle . . . . . . .            -        0.04
-------------------------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (0.02)      (0.06)
-------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding. . . . . . .   14,151,349   9,305,391
-------------------------------------------------------------------------------------------


See  accompanying  notes

STOCKGROUP  INFORMATION  SYSTEMS  INC.


          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

Year  ended  December  31                                                                              (expressed  in  US  dollars)

                                                                                                                          TOTAL
                                                                                      ADDITIONAL      ACCUMULATED     SHAREHOLDERS
                                                  COMMON STOCK     COMMON STOCK     PAID-IN CAPITAL     DEFICIT         EQUITY
[note 11]                                         # OF SHARES            $                 $               $         (DEFICIENCY) $
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000 . . . . . . . . . .  8,467,676      7,344,483         2,602,743           (12,593,154)    (2,645,928)
Fair value of detachable warrants
  pursuant to convertible debenture
  private placement, net of financing costs. . . .        -              -           298,778                     -        298,778
Intrinsic value of beneficial conversion
  feature pursuant to convertible
  debenture private placement. . . . . . . . . . .        -              -           190,000                     -        190,000
Issuance of common stock on partial
  conversion of outstanding convertible
  notes and debentures . . . . . . . . . . . . . .  960,640        413,664                 -                     -        413,664
Repurchase of beneficial conversion feature
  on partial redemption of outstanding
  convertible notes. . . . . . . . . . . . . . . .        -              -           (31,551)                    -        (31,551)
Intrinsic value of beneficial conversion
  feature pursuant to convertible
  notes private placement. . . . . . . . . . . . .        -              -            32,182                     -         32,182
Cumulative effect of change in accounting principle       -              -          (765,546)                    -       (765,546)
Issuance of common stock for shares granted
  under the employee stock option plan. . . . . . .  92,944         27,260                 -                     -         27,260
Issuance of common stock pursuant to
  exercise of employee stock options. . . . . . . . 600,000        173,993                 -                     -        173,993
Issuance of common stock for consulting services .   10,000          9,690                 -                     -          9,690
Stock based compensation . . . . . . . . . . . . .        -              -            95,408                     -         95,408
Net loss . . . . . . . . . . . . . . . . . . . . .        -              -                 -              (541,552)      (541,552)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 . . . . . . . . . . . 10,131,260      7,969,090         2,422,014           (13,134,706)    (2,743,602)
Issuance of common stock on partial
  conversion of outstanding
  convertible notes [note 7] . . . . . . . . . .    666,700        100,000                 -                     -        100,000
Repurchase of beneficial conversion
  feature on partial redemption of
  outstanding convertible notes [note 7] .  . .           -              -          (247,222)                    -       (247,222)
Issuance of common stock on conversion
  of outstanding debentures [note 8]. . . . . .     413,808              -           206,904                     -        206,904
Reclassification of warrant liability
  to equity [note 10]. . . . . . . . . . . .              -              -           165,000                     -        165,000
Excess of fair value of convertible
  debentures after conversion [note 8] . . . .            -              -            24,000                     -         24,000
Issuance of common stock pursuant to
  private placements, net . . . . . . . . . .     5,454,750        571,563           301,756                     -        873,319
Issuance of common stock pursuant to
  asset acquisition [note 9]. . . . . . . . .     2,080,000        424,320                 -                     -        424,320
Issuance of common stock for shares
  granted under the employee stock option plan      101,078         17,712                 -                     -         17,712
Issuance of common stock pursuant to
  exercise of employee stock options. . . . .       205,000         13,050                 -                     -         13,050
Issuance of common stock for consulting
  services . . . . . . . . . . . . . . . . .        500,000        107,500                 -                     -        107,500
Issuance of warrants for consulting services              -              -            60,000                     -         60,000
Stock based compensation .  . . . . . . . . .             -              -            54,879                     -         54,879
Net loss . . . . . . . . .  . . . . . . . . .             -              -                 -              (306,677)      (306,677)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE,  DECEMBER  31,  2002                    19,552,596      9,203,235         2,987,331           (13,441,383)    (1,250,817)
-----------------------------------------------------------------------------------------------------------------------------------

See  accompanying  notes

STOCKGROUP  INFORMATION  SYSTEMS  INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year  ended  December  31                             (expressed  in  US  dollars)


                                                               2002        2001
                                                                 $           $
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .     (306,677)  (541,552)
Add (deduct) non-cash items
  Amortization. . . . . . . . . . . . . . . . . . . . . . .    308,558    191,632
  Amortization of deferred financing costs. . . . . . . . .          -      8,818
  Bad debt expense. . . . . . . . . . . . . . . . . . . . .    (51,464)   (27,299)
  Loss on disposition of property and equipment . . . . . .          -      8,759
  Non-cash interest on convertible notes and debentures . .    280,471    401,093
  Gain on redemption of convertible notes . . . . . . . . .          -    (58,701)
  Gain on restructuring of convertible notes. . . . . . . . (1,088,586)         -
  Cumulative effect of change in accounting principle . . .          -   (413,546)
  (Gain) loss on warrants liability . . . . . . . . . . . .     55,000   (242,000)
  Common stock and warrants issued for consulting services.    167,500      9,690
  Stock based compensation. . . . . . . . . . . . . . . . .     72,591    122,668
  Unrealized foreign exchange gain. . . . . . . . . . . . .      3,322          -
----------------------------------------------------------------------------------
                                                              (559,285)  (540,438)
Net change in operating assets and liabilities [note 15].      128,418   (237,648)
----------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . .     (430,867)  (778,086)
----------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock. . . . . . . .      886,369    173,993
Net proceeds from issuance of convertible debentures. . .            -    479,960
Net proceeds from issuance of notes payable . . . . . . .      144,034    100,347
Repayments of convertible notes . . . . . . . . . . . . .     (120,000)  (181,000)
Repayment of capital lease obligation . . . . . . . . . .       (7,231)    (5,741)
Repayments of bank indebtedness, net. . . . . . . . . . .       (6,081)    (8,222)
----------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .      897,091    559,337
----------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment. . . . . . . . . . . .      (54,115)    (7,103
Proceeds on disposition of property and equipment . . . .        1,243     31,107
----------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . .      (52,872)    24,004
----------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .      413,352   (194,745
Cash and cash equivalents, beginning of year. . . . . . .      126,618    321,363
----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR. . . . . . . . . .      539,970    126,618
----------------------------------------------------------------------------------


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

The Company incurred a net loss of $306,677 for the year ended December 31, 2002 [2001 - $541,552], and had a working capital deficiency of $211,045 as at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company experienced a significant reduction in cash used in operations from $778,086 in 2001 to $430,867 in 2002 as a result of cost restructuring activities initiated in 2002. The Company has negotiated the conversion of $392,984 of its 8% convertible notes on January 28, 2003, thereby eliminating eight mandatory quarterly payments totaling $42,012 and a maturity payment of $350,972. Of the remaining principal of its 8% convertible notes, a total of $137,988 will be paid in mandatory quarterly payments of $15,332 until December 31, 2004, and the $1,168,360 balance is due December 31, 2005. Although the Company has taken steps to achieve profitable operations in 2002, there are no assurances that the Company will be successful in achieving its goals.

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


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Stockgroup Media Inc. (British Columbia, Canada), Stockgroup Systems Ltd. (Nevada, United States), Stockgroup Australia, Pty Ltd. and 579818 B.C. Ltd. (British Columbia, Canada). All significant intercompany accounts and transactions have been eliminated.

Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue  recognition

The Company generates its revenues from two primary sources: Public Company Disclosure and Awareness Products and Financial Software and Content Systems. In 2001, the Company had a third source of revenue, E-Business Solutions, which was discontinued in 2002.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D.)

Public Company Disclosure and Awareness Products consist of small-scale web site development and maintenance, IntegratIR investor relations tools, monthly investor marketing programs, and online advertising. Revenue from small-scale web site development and periodic web site maintenance is recognized upon completion of the services provided no significant obligations remain and collection of the resulting receivable is probable. Revenues from IntegratIR, monthly investor marketing programs, and online advertising are recognized ratably over the contract life as the service is provided. Most of these services require an advance payment which is recorded as deferred revenue until the services have been provided.

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

Fair  value  of  financial  instruments

The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, bank indebtedness, accounts payable, notes payable, convertible notes, convertible debentures and capital lease obligations. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

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

Property  and  equipment

Property and equipment are carried at cost. Amortization is provided using the straight line method over the assets estimated useful lives as follows:

     Computer  equipment                            5  years
     Computer  equipment  under  capital  lease     2  years
     Computer  software                             1  year
     Website  software                              3  years
     Office  furniture  and  equipment              5  years
     Leasehold  improvements                        Term  of  the  lease

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

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D.)

Recent  pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosure when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002. The Company will adopt the disclosure provisions of SFAS 148 beginning in the quarter ended March 31, 2003.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, (SFAS 145"), "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 requires, among other things, gains or losses of extinguishments of debt to be classified as income (loss) from continuing operations rather than as an extraordinary items, unless such extinguishments is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions". The provisions SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. The Company will early adopt the provisions of SFAS 145 for the year ended December 31, 2002 and accordingly, will reclassify the $58,701 gain on convertible note redemptions for 2001 from extraordinary items to a separate component of income before taxes.

3.  CONCENTRATION  OF  CREDIT  RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. No customer owed greater than 10% of the outstanding receivables in 2002. Amounts owing from two customers represented 12% and 12% respectively of the total accounts receivable balance in 2001.


4.  PROPERTY  AND  EQUIPMENT

                                        ACCUMULATED     NET BOOK
                                            COST      AMORTIZATION    VALUE
                                             $              $           $
--------------------------------------------------------------------------------
2002
Computer equipment . . . . . . . . . .       514,541        389,184   125,357
Computer equipment under capital lease       154,254         46,195   108,059
Computer software. . . . . . . . . . .       147,747        111,070    36,677
Website software [note 9]. . . . . . .       347,122         46,680   300,442
Office furniture and equipment . . . .       141,047        102,780    38,267
Leasehold improvements . . . . . . . .        62,434         32,571    29,863
--------------------------------------------------------------------------------
                                           1,367,145        728,480   638,665
--------------------------------------------------------------------------------

2001
Computer equipment . . . . . . . . . .       531,682        299,841   231,841
Computer equipment under capital lease        24,646          6,097    18,549
Computer software. . . . . . . . . . .       110,698        110,698         -
Office furniture and equipment . . . .       146,187         76,621    69,566
Leasehold improvements . . . . . . . .        42,197         20,465    21,732
--------------------------------------------------------------------------------
                                             855,410        513,722   341,688
--------------------------------------------------------------------------------


5.  CAPITAL  LEASE  OBLIGATION

The Company has capital lease agreements for computer equipment with lease obligations as follows:


                                                                                2002
                                                                                  $
--------------------------------------------------------------------------------------------
Total future lease payments. . . . . . . . . . . . . . . . . . . . . . . . .   156,823
Less interest (effective rate during 2002 - 17%) . . . . . . . . . . . . . .   (21,774)
--------------------------------------------------------------------------------------------
                                                                               135,049

Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (103,205)
--------------------------------------------------------------------------------------------
                                                                                31,844
--------------------------------------------------------------------------------------------

The following capital lease payments are required over the next two years:

                                                                                  $
--------------------------------------------------------------------------------------------
2003                                                                           123,685
2004                                                                            33,138
--------------------------------------------------------------------------------------------
                                                                               156,823
--------------------------------------------------------------------------------------------


6.  NOTES  PAYABLE

The  following  table  summarizes  the  activity  under  various  agreements:


                                               PRINCIPAL   ACCRUED INTEREST    TOTAL
                                                   $               $             $
--------------------------------------------------------------------------------------
2002
16% Notes payable, no specified maturity date      35,000              9,301    44,301
17% Notes payable, maturing January 31, 2004.     159,787              1,794   161,581
25% Notes payable, maturing January 21, 2003.      47,000              2,276    49,276
--------------------------------------------------------------------------------------
Total Notes payable . . . . . . . . . . . . .     241,787             13,371   255,158
--------------------------------------------------------------------------------------

2001
16% Notes payable, maturing July 30, 2002 . .     100,347              8,490   108,837
--------------------------------------------------------------------------------------
Total Notes payable . . . . . . . . . . . . .     100,347              8,490   108,837
--------------------------------------------------------------------------------------

On May 8, 2001 the Company entered into a Securities Purchase Agreement with an individual related to a Director and Officer of the Company to issue $32,375 (Cdn$50,000) of secured unregistered 16% notes. The notes had an original maturity of July 30, 2002 that was informally extended until November 18, 2002, at which time the investor agreed to an amendment to extend the maturity date to January 31, 2004 and increase the interest rate to 17%. The note has been collateralized by a second floating charge over all of the Company's Canadian subsidiary's property, assets, and rights.

On May 10, 2001, the Company entered into a Securities Purchase Agreement with an unrelated investor to issue $35,000 of secured unregistered 16% notes. The notes had an original maturity of July 30, 2002. The notes were extended beyond the original maturity by an informal agreement for an undetermined period. All accrued interest to December 31, 2002 was paid in January 2003.

On July 16, 2001, the Company entered into a Securities Purchase Agreement with a Director and Officer of the Company to issue $32,972 (Cdn$50,000) of secured unregistered 16% notes. The notes had an original maturity of July 30, 2002 that was informally extended until November 18, 2002, at which time the investor agreed to an amendment to extend the maturity date to January 31, 2004 and increase the interest rate to 17%. The note has been collateralized by a second floating charge over all of the Company's Canadian subsidiary's property, assets, and rights.

6.  NOTES  PAYABLE  (CONT'D.)

On July 23, 2002, the Company issued a $97,034 (Cdn $152,400) promissory note to an unrelated party that bears interest at 17% interest and matures on June 30, 2003. On November 18, 2002, the noteholder agreed to extend the maturity date to January 31, 2004. The note is collateralized by a General Security Agreement, which places a floating charge over all of the Company's Canadian subsidiary's property, assets, and rights.

On October 22, 2002, the Company issued a $47,000 promissory note to an unrelated party that bears interest at 25.5% and matures on January 21, 2003. The note is collateralized by a General Security Agreement, which places a floating charge over all of the Company's Canadian subsidiary's property, assets, and rights, but which is subordinated to the 16% and 17% notes. The principal plus accrued interest was paid on January 21, 2003.


7.  CONVERTIBLE  NOTES



                                                      2002        2001
                                                       $           $
-------------------------------------------------------------------------
8% Convertible notes, maturing December 31, 2005
  Principal . . . . . . . . . . . . . . . . . . . . 1,704,000   1,924,000
  Prepayment premium. . . . . . . . . . . . . . . .         -     288,600
  Accrued interest. . . . . . . . . . . . . . . . .         -     296,636
  Unamortized debt discount . . . . . . . . . . . .  (135,866)          -
-------------------------------------------------------------------------
                                                    1,568,134   2,509,236
-------------------------------------------------------------------------

  Current portion . . . . . . . . . . . . . . . . .    81,328   2,509,236
  Long term portion . . . . . . . . . . . . . . . . 1,486,806           -
-------------------------------------------------------------------------
                                                    1,568,134   2,509,236
-------------------------------------------------------------------------

On February 6, 2002 the Company and the two lenders reached an agreement to restructure the terms and conditions of the existing convertible notes and callable warrants.

7.  CONVERTIBLE  NOTES  (CONT'D.)

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

The restructured agreement provides for $300,000 of mandatory payments through to December 31, 2004. $23,340 was paid on June 28, 2002, $76,660 was paid on July 12, 2002, $20,000 was paid on October 1, 2002, and $20,000 was paid on January 2, 2003. Separate payments of $20,000 are due at the end of each of the next eight quarters through to December 31, 2004. If applicable, the Company will also provide mandatory payments of 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess $500,000 in 2003.

The restructuring resulted in a gain of $1,088,586 consisting of $603,600 for the waived prepayment premium and accrued interest, $247,222 for the repurchase of the beneficial conversion feature and $237,764 for the debt discount representing the difference between the fair value of the notes at a market interest rate of 8% and the face value of the notes which are non-interest bearing through to December 31, 2003. The debt discount of $237,764 is subject to accretion over the interest-free period ending December 31, 2003.

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

On January 28, 2003, one of the lenders agreed to convert its entire principal balance of $392,984 into 1,228,075 common shares of the Company at $0.32 per common share. This conversion reduces the mandatory quarterly cash payments to $15,332 from $20,000.

8.  CONVERTIBLE  DEBENTURES


                                                        2002     2001
                                                         $        $
-------------------------------------------------------------------------
3% Convertible debentures, maturing December 31, 2003
  Principal. . . . . . . . . . . . . . . . . . . . . . .      -  200,000
  Unamortized warrants discount. . . . . . . . . . . . .      -  (84,013)
  Unamortized beneficial conversion feature. . . . . . .      -  (51,490)
  Accrued interest . . . . . . . . . . . . . . . . . . .      -    6,198
-------------------------------------------------------------------------
                                                              -   70,695
-------------------------------------------------------------------------




On March 15, 2002, the Company and the 3% convertible debenture holders agreed to an amendment to the original Securities Purchase Agreement. The debenture holders agreed to immediately convert the $200,000 of outstanding principal and $6,904 accrued interest into 413,808 common shares of the Company at the minimum conversion price of $0.50. The conversion resulted in the immediate recognition of $135,503 in interest expense related to the previously unamortized debt discount and beneficial conversion feature.

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

9.  ASSET  ACQUISITION

On June 24, 2002, the Company acquired certain website and related software assets of Stockhouse Media Corporation ("Stockhouse"). Under the terms of the agreement, the Company purchased a 65% interest in the assets by issuing 2,080,000 shares of unregistered common stock with a fair value of $424,320. The assets acquired consisted of program source codes underlying the website for $347,122, and prepaid operating costs of $77,198.

The prepaid operating costs of $77,198 were expensed fully in the current year. The website software is being amortized over a three year period commencing on the date of acquisition.

Presently, an unrelated third party investor is also considering an investment in Stockhouse that would effect certain terms and conditions of the Company's agreement with Stockhouse. If the third party invests in Stockhouse, then the Company would maintain its 65% interest in the acquired assets but would have the option to acquire the remaining 35% during the period of one year following June 24, 2004. During the same period, Stockhouse would also have the option to cause the Company to purchase the remaining 35% interest.

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

As of February 24, 2003, the Company has not exercised its option to acquire the remaining 35%.

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

11.  SHARE  CAPITAL  (CONT'D.)

[b]     Common  stock

2002

On February 6, 2002, the Company issued 666,700 common shares pursuant to a conversion of $100,000 of principal under the restructured convertible notes [Note 7].

On February 25, 2002, the Company issued 33,000 common shares with a fair value of $7,500 to an employee for services rendered.

On March 5, 2002, the Company issued 500,000 common shares to a consultant pursuant to a service contract. The transaction was recorded at a fair value of $107,500 based on the closing stock price on the date of the agreement.

On March 16, 2002, the Company issued warrants to purchase 250,000 common shares to a consultant pursuant to a services agreement. The warrants have an exercise price of $0.30 and expire on September 15, 2003. The $60,000 fair value of the warrants issued was estimated using the Black-Scholes option pricing model and was recorded as an expense in the current year.

On March 25, 2002, the Company issued 413,808 common shares pursuant to a conversion of the final $206,904 in principal and accrued interest of the convertible debentures as amended [Note 8].

On March 28, 2002, the Company completed a private placement of 2,000,000 units at $0.20, each unit consisting of one common share and one warrant, plus 51,000 common shares, for gross proceeds of $410,200. Financing fees were $19,280 and legal fees were $7,195, resulting in net cash proceeds of $383,725. Each warrant entitles the holder to acquire one common share at $0.25 per share until March 31, 2003. The net proceeds were allocated to common stock and warrants based on the relative fair value of each security at the time of issuance.

On June 28, 2002, the Company issued 2,080,000 common shares with a fair value of $424,320 to Stockhouse Media Corporation pursuant to an asset purchase agreement. The shares are being held in escrow until certain terms of the agreement are met.

On September 23, 2002, the Company issued 68,078 common shares with a fair value of $10,212 to an employee for services rendered.

11.  SHARE  CAPITAL  (CONT'D.)

On November 20, 2002, a consultant exercised options resulting in the issuance of 100,000 common shares for exercise proceeds of $12,000.

On November 25, 2002, an employee exercised options resulting in the issuance of 105,000 common shares for exercise proceeds of $1,050.

On December 31, 2002, the Company completed a private placement of 3,403,750 units at $0.16, each unit consisting of one common share and one warrant, for gross proceeds of $544,600. Financing fees were $50,960 and legal fees were $4,046, resulting in net cash proceeds of $489,594. Each two warrants entitle the holder to acquire one common share at $0.22 per share until December 31, 2003. The net proceeds were allocated to common stock and warrants based on the relative fair value of each security at the time of issuance. In addition, 150,000 warrants were issued to a placement agent with each warrant entitling the holder to acquire one common share at $0.16 per share until December 31, 2003. The fair value of the $0.16 warrants was allocated to common stock and warrants based on the relative fair value of each security at the time of issuance.

2001

The Company issued an aggregate of 960,640 common shares pursuant to conversions of convertible notes and debentures.

On January 19, 2001, the Company issued warrants to purchase 800,000 common shares. The fair value of the warrants issued, net of financing costs, amounted to $298,778 and was recorded as an increase to additional paid-in capital.

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

11.  SHARE  CAPITAL  (CONT'D.)

[c]     Stock  options

1999,  2000,  2001  AND  2002  INCENTIVE  STOCK  OPTION  PLANS (COLLECTIVELY THE
"PLANS")

The  following  table  sets  out  the  authorized  shares  under  each  plan:


                                           COMMON
                                           SHARES
                                       EFFECTIVE DATE    AUTHORIZED
-------------------------------------------------------------------
1999 Incentive Stock Option Plan     March 11, 1999       2,000,000
2000 Incentive Stock Option Plan     November 10, 2000      500,000
2001 Incentive Stock Option Plan     September 20, 2001   1,000,000
2002 Incentive Stock Option Plan     March 25, 2002       1,500,000
-------------------------------------------------------------------
Total authorized . . . . . . . .                          5,000,000
-------------------------------------------------------------------


The Plans entitle directors, employees and consultants to purchase common shares of the Company.

Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The Board has the authority to vary the vesting provisions of grants at its discretion.

Activity  under  the  Plans  is  set  forth  below:

                                                         OPTIONS OUTSTANDING
                                               -----------------------------------------
                                  SHARES                                    WEIGHTED
                              AVAILABLE FOR    NUMBER OF    PRICE PER        AVERAGE
                                  GRANT         SHARES        SHARE      EXERCISE PRICE
----------------------------------------------------------------------------------------
Balance at December 31, 2000        514,000    1,986,000   $0.01 - 4.44  $          1.70
Additional shares authorized      1,000,000            -              -                -
Options granted. . . . . . .     (2,184,644)   2,184,644   $0.12 - 3.58  $          0.29
Options forfeited. . . . . .      1,061,800   (1,061,800)  $0.20 - 4.44  $          1.49
Options exercised. . . . . .              -     (692,944)  $0.14 - 3.58  $          0.34
----------------------------------------------------------------------------------------
Balance at December 31, 2001        391,156    2,415,900   $0.01 - 2.75  $          0.91
Additional shares authorized      1,500,000            -              -                -
Options granted. . . . . . .     (2,238,078)   2,238,078   $0.15 - 0.40  $          0.18
Options forfeited. . . . . .      1,245,200   (1,245,200)  $0.20 - 2.75  $          1.57
Options exercised. . . . . .              -     (806,078)  $0.01 - 0.25  $          0.06
----------------------------------------------------------------------------------------
Balance at December 31, 2002        898,278    2,602,700   $0.12 - 0.59  $          0.20
----------------------------------------------------------------------------------------

11.  SHARE  CAPITAL  (CONT'D.)

The number of options granted and options exercised for 2002 include 601,078 direct awards of common shares.

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2002 are as follows:


                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       ------------------------------------------     --------------------------
                                         WEIGHTED
                                          AVERAGE        WEIGHTED                     WEIGHTED
                        NUMBER OF        REMAINING       AVERAGE                       AVERAGE
                         SHARES         CONTRACTUAL      EXERCISE       SHARES        EXERCISE
EXERCISE PRICE         OUTSTANDING     LIFE (YEARS)       PRICE       EXERCISABLE       PRICE
------------------------------------------------------------------------------------------------
0.12                        200,000         4.72         $   0.12        200,000     $    0.12
0.15                        812,000         5.68         $   0.15        735,100     $    0.15
0.17                        300,000         5.37         $   0.17        300,000     $    0.17
0.22                      1,033,200         4.83         $   0.22        926,560     $    0.22
0.31                        157,500         3.33         $   0.31        157,500     $    0.31
0.40                         50,000         5.75         $   0.40         20,000     $    0.40
0.59                         50,000         4.02         $   0.59         10,000     $    0.59
------------------------------------------------------------------------------------------------
                          2,602,700         5.06         $   0.20       2,349,160    $    0.19
------------------------------------------------------------------------------------------------



For the year ended December 31, 2002 the Company recorded $240,091 [2001 - $122,668] in stock based compensation expense. Of this total, $54,879 [2001 - $95,408] is a result of options granted to an employee in 1999 with an exercise price less than the market price of the common stock on the date of grant. A total of $17,712 relates to stock bonuses granted to an employee measured at the market price on the date of the grant. A total of $167,500 relates to shares and warrants granted to consultants in exchange for services which have been measured at fair value on the commitment date [2001 - $27,260].

11.  SHARE  CAPITAL  (CONT'D.)

PRO  FORMA  DISCLOSURE  OF  STOCK  BASED  COMPENSATION

Pro forma information regarding results of operations and earnings (loss) per share is required by FASB Statement No. 123 ("SFAS 123") for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under SFAS 123.

The fair value of the Company's stock-based awards granted to employees in 2002 and 2001 was estimated using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 4.5 years [2001 - 4.5 years], a risk free interest rate of 3.83% [2001 - 4.45%] and an expected volatility of 214% [2001 - 216%]. The weighted average fair value of options granted during 2002 was $0.18 [2001 - $0.12]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

                                      2002       2001
                                        $          $
--------------------------------------------------------
Net loss. . . . . . . . . . . . .   (306,677)  (541,552)
Compensation expense. . . . . . .   (306,406)  (380,148)
--------------------------------------------------------
Pro forma net loss. . . . . . . .   (613,083)  (921,700)
--------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE
As reported . . . . . . . . . . .      (0.02)     (0.06)
Pro forma . . . . . . . . . . . .      (0.04)     (0.10)
--------------------------------------------------------

11.  SHARE  CAPITAL  (CONT'D.)

[d]     Warrants

As at December 31, 2002, common stock issuable pursuant to warrants outstanding is as follows:



                      OUTSTANDING AT                                           OUTSTANDING AT     EXERCISE
                        JANUARY 1         ISSUED      EXERCISED    CANCELLED     DECEMBER 31       PRICE         EXPIRY
                            #               #             #           #              #               $            DATE
----------------------------------------------------------------------------------------------------------------------------------
2002
Series 1.                   300,000               -          -     18,182          281,818         3.00         March 31, 2005
Series 3A                   500,000               -          -          -          500,000         0.25         July 31, 2005
Series 3B                   300,000               -          -          -          300,000         0.50         July 31, 2005
Series 4.                         -       2,000,000          -          -        2,000,000         0.25         March 31, 2003
Series 5.                         -         250,000          -          -          250,000         0.30         September 15, 2003
Series 6.                         -       1,701,875          -          -        1,701,875         0.22         December 31, 2003
Series 7.                         -         150,000          -          -          150,000         0.16         December 31, 2003
----------------------------------------------------------------------------------------------------------------------------------
                          1,100,000       4,101,875          -     18,182        5,183,693


                      OUTSTANDING AT                                           OUTSTANDING AT     EXERCISE
                        JANUARY 1         ISSUED      EXERCISED    CANCELLED     DECEMBER 31       PRICE         EXPIRY
                            #               #             #           #              #               $            DATE
----------------------------------------------------------------------------------------------------------------------------------
2001
Series 1 warrants.          272,727          27,273          -          -          300,000         3.00         March 31, 2005
Series 2 warrants.          100,000               -          -    100,000                -            -         Cancelled
Series 3A warrants                -         500,000          -          -          500,000         1.00         December 31, 2004
Series 3B warrants                -         300,000          -          -          300,000         2.00         December 31, 2004
----------------------------------------------------------------------------------------------------------------------------------
                            372,727         827,273          -    100,000        1,100,000
----------------------------------------------------------------------------------------------------------------------------------

12.  SEGMENTED  INFORMATION

The Company operates in one industry segment and derives its revenue from the following services:


                                                                           2002         2001
                                                                            $             $
-----------------------------------------------------------------------------------------------
Public company solutions . . . . . . . . . . . . . . . . . . . . . . .   1,209,164    1,643,023
Financial software and content systems . . . . . . . . . . . . . . . .     755,535      580,409
E-business solutions . . . . . . . . . . . . . . . . . . . . . . . . .           -      633,719
-----------------------------------------------------------------------------------------------
                                                                         1,964,699    2,857,151
-----------------------------------------------------------------------------------------------

Revenue from external customers, by country of origin, is as follows:

                                                                           2002         2001
                                                                            $             $
-----------------------------------------------------------------------------------------------
Canada . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,870,521    2,655,477
United States. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      94,178      201,674
-----------------------------------------------------------------------------------------------
                                                                         1,964,699    2,857,151
-----------------------------------------------------------------------------------------------



During 2002, the Company had no customers whose revenue represented greater than 10% of total revenue. During 2001, the Company had one customer whose revenue represented 20% of total revenue.

Substantially  all of the Company's property and equipment is located in Canada.

13.  INCOME  TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:


                                                          2002        2001
                                                           $           $
--------------------------------------------------------------------------------
Tax expense (recovery) at U.S. statutory rates. . . .   (107,000)     (190,000)
Lower (higher) effective income taxes of
  Canadian subsidiary . . . . . . . . . . . . . . . . .  (31,000)      (26,000)
Change in valuation allowance . . . . . . . . . . . .    158,000      (852,000)
Change in opening valuation allowance for the
  reduction in future enacted tax rates . . . . . . . .        -     1,004,000
Non-deductible expenses . . . . . . . . . . . . . . .    279,000        64,000
Non-taxable income. . . . . . . . . . . . . . . . . .   (381,000)            -
Non-taxable portion of capital loss realized during
  the year. . . . . . . . . . . . . . . . . . . . . . .   82,000             -
--------------------------------------------------------------------------------
Income tax provision (recovery) . . . . . . . . . . .          -             -
--------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets as of December 31, 2002 are as follows:


                                                          2002        2001
                                                           $           $
--------------------------------------------------------------------------------
Net operating loss carryforwards. . . . . . . . . . .    2,997,000    3,091,000
Net capital loss carryforwards. . . . . . . . . . . .       82,000            -
Property and equipment. . . . . . . . . . . . . . . .      205,000      149,000
Other . . . . . . . . . . . . . . . . . . . . . . . .      114,000            -
--------------------------------------------------------------------------------
Total deferred tax assets . . . . . . . . . . . . . .    3,398,000    3,240,000
Valuation allowance . . . . . . . . . . . . . . . . .   (3,398,000)  (3,240,000)
--------------------------------------------------------------------------------
Net deferred tax assets . . . . . . . . . . . . . . .            -            -
--------------------------------------------------------------------------------

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that realization will not occur.

13.  INCOME  TAXES  (CONT'D.)

The  net  operating  loss  carryforwards  expire  as  follows:


                                                                    $
--------------------------------------------------------------------------------
CANADA
2006. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .     2,576,000
2007. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .     2,289,000
2008. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .       459,000
--------------------------------------------------------------------------------
                                                                       5,324,000
--------------------------------------------------------------------------------

U.S.
2019. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .     1,173,000
2020. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .     1,494,000
2021. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .       135,000
2022. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .       342,000
--------------------------------------------------------------------------------
                                                                       3,144,000
--------------------------------------------------------------------------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .    8,468,000
--------------------------------------------------------------------------------

The Company also has net capital losses of $230,000 available to offset future taxable capital gains in Canada.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The Canadian non-capital loss carryforwards may also be limited by a change in Company ownership.

14.  COMMITMENTS  AND  CONTINGENCIES

[a]     The  Company  has  operating  lease  commitments  with respect to office premises  with  minimum  annual  payments  as  follows:



                                                                    $
--------------------------------------------------------------------------------
2003. . . . . . . . . . . .  . . . . . . . . . .  . . . . . .  . . .   180,000
2004. . . . . . . . . . . .  . . . . . . . . . .  . . . . . .  . . .   247,000
2005. . . . . . . . . . . .  . . . . . . . . . .  . . . . . .  . . .   281,000
2006. . . . . . . . . . . .  . . . . . . . . . .  . . . . . .  . . .   157,000
--------------------------------------------------------------------------------
                                                                       865,000
--------------------------------------------------------------------------------



     Rental expense included in general and administrative expenses for the year ended December 31, 2002 was $191,000 [2001 - $289,000].

[b] The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain lead generation services. The Company delivered the requested services throughout October and November 2000, however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of December 31, 2002, no further action had been taken by either party and no court date has been set. Although management currently believes the outcome of the litigation will be in the Company's favour, they have not elected to aggressively pursue the litigation at this time. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations as the litigation is resolved.

15.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

Net  changes  in  operating  assets  and  liabilities  are  as  follows:



                                                         2001       2001
                                                          $          $
---------------------------------------------------------------------------
Marketable securities . . . . . . . . . . . . . . . .    20,616     (4,729)
Accounts receivable . . . . . . . . . . . . . . . . .    54,895     73,004
Prepaid expenses. . . . . . . . . . . . . . . . . . .   (41,653)    55,662
Accounts payable. . . . . . . . . . . . . . . . . . .   (60,819)  (437,160)
Accrued payroll liabilities . . . . . . . . . . . . .   (45,458)   (46,706)
Accrued interest on notes payable . . . . . . . . . .     4,881      8,490
Accrued interest on convertible notes and debentures.         -    170,834
Deferred revenue. . . . . . . . . . . . . . . . . . .   195,956    (57,043)
---------------------------------------------------------------------------
                                                        128,418   (237,648)
---------------------------------------------------------------------------


Non-cash  investing  and  financing  activities  are  as  follows:

                                                                  2002     2001
                                                                   $        $
---------------------------------------------------------------------------------
Computer equipment acquired under capital lease. . . . . . . .   129,608   24,646
Asset acquisition completed with the issuance of common stock.   424,320        -
---------------------------------------------------------------------------------


Cash  amounts  paid  for  interest  are  as  follows:

                                                                  2002     2001
                                                                   $        $
---------------------------------------------------------------------------------
Cash paid for interest.                                           39,586   24,170
---------------------------------------------------------------------------------

Part  III

Item 9. Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act.

The following table sets forth, as of December 31, 2002, the name, age and position of our directors, executive officers and other significant employees.


                                                Director/
                                                Director/
                                                 Officer
Name                               Age            Since              Position with the Company
-----------------------------------------------------------------------------------------------
   Marcus A. New . . . . . . . .   33           May 1995(3)          Chairman of the Board, CEO
   Leslie Landes . . . . . . . .   58           August 1998(4)       Director, President
   David Gillard . . . . . . . .   33           November 2001        Chief Financial Officer
   Craig Faulkner . . . . . . . .  32           May 1995(5)          Director
   David Caddey . . . . . . . . .  53           June 1999            Director
   Louis de Boer II . . . . . . .  50           August 1998          Director
   Jeffrey Berwick . . . . . . .   32           July 2002            Director

There are no other significant employees, family relationships, or legal proceedings in regard to the disclosed individuals above which require inclusion in this item.

The backgrounds of the our Directors, Officers and significant employees are as follows:

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

Leslie  A.  Landes,  Director,  President  and  Chief  Operating  Officer

Leslie Landes has served as Stockgroup's President and Chief Operating Officer since August 1998 and has been an advisor to Stockgroup since shortly after its inception. Since January 1992, Mr. Landes has served as the President and as a director of Landes Enterprises Limited, which he founded, and which is an interim turnaround management consulting company that advised and counseled clients in several industries, including telecommunications and technology on issues ranging from mergers and acquisitions to international marketing campaigns. Prior to forming Landes Enterprises in 1992 Mr. Landes spent 13 years with the Jim Pattison Group, Canada's third largest privately held company with sales in excess of CDN$3 Billion, with over 13,000 employees. He served as President of The Jim Pattison Sign Group, Outdoor Group, and Communications Group, which included radio and television stations and paid subscription print publications. Ultimately he was appointed President of Jim Pattison Industries

----------------------------
3 Mr. New was a founding member and CEO of Stock Research Group Ltd., which was incorporated in May, 1995, and became a director of Stockgroup in March, 1999. 4 Mr. Landes became President in August, 1998, but was not a director until June, 1999
5 Mr. Faulkner was a founding member and Chief Technology Officer of Stock Research Group Ltd., which was incorporated in May, 1995, and became a director of Stockgroup in March, 1999.

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

David  Gillard,  CGA,  Chief  Financial  Officer

Mr. Gillard has been Chief Financial Officer of Stockgroup since November 2001, and prior to that he had been with the Company in the capacity of Controller since March 2000. From 1993 to 2000, prior to joining Stockgroup, he gained extensive finance and accounting experience with Maynards Industries Ltd., one of the largest asset conversion companies in North America. He is a graduate of the British Columbia Institute of Technology, and has been a Certified General Accountant since 1996.

Craig  Faulkner,  B.A.,  Director

Mr. Faulkner is one of the founding partners of Stockgroup. Mr. Faulkner's skill and knowledge of database-to-Web solutions brings a history of innovative and dynamic solutions. Early in his career, Mr. Faulkner led Stockgroup to co-develop one of the first portfolio tracking tools, LivequoteSRG, fully based on the use of Java. Mr. Faulkner managed the programming and information management team at Stockgroup, initiated solutions with data and hardware vendors, while maintaining a senior management role and board membership. Under Mr. Faulkner's direction, Stockgroup implemented a sophisticated blend of both Sun Solaris and Microsoft solutions. Mr. Faulkner is also part of the advisory boards for Brand Fidelity an online service addressing the commercial naming and branding business, and Serveyor, a leading Managed Service Provider (MSP) for Internet Availability Monitoring, Performance Measurement and Quality testing. On March 28, 2002, Craig resigned as Chief Technology Officer of Stockgroup but he remains on the board of directors.

David  N.  Caddey,  B.Sc.,  M.Sc.,  Director

David Caddey has been a Director of Stockgroup since June 1999 and has over 26 years experience in the business and program management field. Since July 1998 he has served as an Executive Vice President of MacDonald Dettwiler and Associates Ltd., a space technology and satellite services company that designs, manufactures, operates and markets a broad range of space products and services. During this period he has also served as the General Manager of that company's Space Missions Group where he is responsible for managing the construction of the Radarsat-2 spacecraft and associated ground infrastructure program, valued at over $350 million, as well as the construction of the Space Station Mobile Servicing System. From July 1994 to June 1998, Mr. Caddey worked as a Vice President and General Manager of the Space and Defense Systems Business Area of MacDonald Dettwiler and Associates LtdIn this capacity he was responsible for marketing and sales, project management, technical management and post delivery support. From 1990 to 1994 he served as Vice President and General Manager of Geo-information Systems of MacDonald Dettwiler and Associates Ltd., where he managed the development of Radarsat I Ground Segment Program.

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

Jeff Berwick has served as a director of Stockgroup since July 2002. He began programming and designing software applications independently in the early 1980's and has since become one of the foremost innovators in Internet services, technology and marketing. From 1991 to 1995, he was involved in the financial industry as an investment specialist for CIBC. During this time, Mr. Berwick identified a growing need within the financial industry. Combining his knowledge of information technology and the investment industry, Mr. Berwick established StockHouse Media Corporation in 1995. StockHouse grew to a size of 250 employees in 8 countries worldwide at its peak, providing financial information through its portals to over a million unique customers. Mr. Berwick held the position of CEO and Chairman of the Board for StockHouse Media Corporation from its inception.


Item  10.  Executive  Compensation

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer and the President for all services rendered to us in all capacities during each of the years ended
December 31, 2001 and 2002. No executive officer received salary and bonus exceeding $100,000 during those years.


SUMMARY  COMPENSATION  TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                            Long Term Compensation
                                                                --------------------------------------------
                                   Annual Compensation          |              Awards           Payouts     |
                      ---------------------------------------------------------------------------------------
     (a)        (b)       (c)          (d)         (e)          |         (f)           (g)        (h)      |      (i)
                                                 Other          |                    Securities             |
    Name                                         Annual         |     Restricted       Under-               |   All Other
    and                                         Compen-         |       Stock          lying       LTIP     |    Compen-
  Principal                                      sation         |      Award(s)       Options/    Payouts   |     sation
   Position      Year    Salary ($)   Bonus ($)   ($)           |        ($)          SARs (#)      ($)     |      ($)
-------------------------------------------------------------------------------------------------------------------------
Marcus New,      2001     97,194        0          0                        0         100,000        0              0
 CEO             2002     93,441        0          0                        0         375,000        0              0
-------------------------------------------------------------------------------------------------------------------------
Leslie           2001     97,194        0          0                        0         533,200        0              0
Landes,          2002     93,441        0          0                        0        (233,200)       0              0
President
=========================================================================================================================


Option  Grants  In  the  Last  Fiscal  Year  To  Named  Executive  Officers
--------------------------------------------------------------------------------
    Name               Securities    % Of Net         Exercise    Expiration
                       Underlying     Options           Price       Date
                         Options    Granted to            $
                         Granted     Employees
                         (1)(2)     In Year (3)
--------------------------------------------------------------------------------
Marcus New             400,000        40.3%             0.22     04-Mar-08
Marcus New             300,000        30.2%             0.17     12-May-08
Marcus New            (325,000)     (32.7%)             2.50     cancelled
Leslie Landes         (533,200)     (53.7%)             0.94     cancelled
Leslie Landes          300,000       30.2%              0.15     20-Oct-08
--------------------------------------------------------------------------------



--------------------------------
(1) All of the above options are subject to the terms of our Stock Option Plan and are exercisable only as they vest. The options have a term of 6 years from date of grant.

(2) All options were granted at an exercise price equal to or greater than the fair market value of our common stock on the date of grant.
(3) Denominator is total options granted less total options forfeited during the year.

No Bonuses were paid to named executive officers in any of the above years. No Restricted Stock Awards (RSAs), Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs) were awarded to named executive officers in any of the above years.

The following table summarizes the option holdings of the named executive officers as at December 31, 2002:


AGGREGATED  OPTION  EXERCISE  IN  LAST  FISCAL  YEAR  AND  FISCAL  YEAR  END  OPTION  VALUES
-----------------------------------------------------------------------------------------
                                           Number of Shares          Value of Unexercised
                                             underlying                  In-the-Money
                                          Unexercised Options              Options at
                                          At December 31, 2002         December 31, 2002
-----------------------------------------------------------------------------------------
     Name       Shares
               acquired       Value        Exer-       Unexer-         Exer-      Unexer-
              on Exercise    Realized     cisable      cisable        cisable     cisable
-----------------------------------------------------------------------------------------
Marcus New             0            0     800,000           0         $49,000          $0
Leslie Landes    105,000        1,050     726,560     106,640         $42,797      $3,199
=========================================================================================

Directors'  Compensation

Stockgroup compensates its outside Directors by issuing options to acquire shares of common stock which fully vest after one year of service on the board of directors. Mr. David Caddey and Mr. Lee de Boer were each granted 50,000 such options on August 10, 2001 that have an exercise price of $0.22 per share and will fully vest on August 10, 2002. On October 22, 2002, Mr. Caddey and Mr. De Boer were each granted a further 50,000 options with an exercise price of $0.15 and full vesting immediately. Mr. Craig Faulkner was also granted 50,000 options on October 22, 2002 with an exercise price of $0.15 and full vesting immediately, as director compensation.

Employment  and  Severance  Agreement

We have an employment agreement with our President, Leslie Landes. This agreement was signed on August 4, 1998 and has a term of 5 years. Under the agreement Mr. Landes is scheduled to receive a minimum compensation of CDN$150,000 per annum, however, he has consented to receive only CDN$135,000 per annum until further notice, with no provision for a retro-active increase back to CDN$150,000. The agreement may be terminated by us or Mr. Landes on 30 days notice, and if early termination is initiated by Stockgroup, Mr. Landes is to receive a severance payment equal to 12 months compensation.


Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table sets forth as of December 31, 2002 the beneficial ownership of common stock of each person known to us who owns more than 5% of issued and outstanding common stock.


------------------------------------------------------------------------------------------------
Name and address* of                                       Amount and Nature          Percent of
Beneficial Owner                                           of Beneficial Ownership    Class
------------------------------------------------------------------------------------------------
Marcus New                                                 3,016,500                 15.43%
Yvonne New                                                 2,214,500                 11.33%
518464 B.C. Ltd.                                           1,945,000                  9.95%
================================================================================================

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

As a result of these transactions, each of the former Stock Research Group shareholders has the right to vote, or to direct the trustee to vote on their behalf, a number of shares of common stock equal to the number of exchangeable shares held of record by them. In the aggregate, as of December 31, 2002, the 2,808,000 shares of common stock held by the trustee represent approximately 14% of issued and outstanding shares of common stock.

The trust created by these transactions will continue until the earliest to occur of the following events:

- no outstanding exchangeable shares are held by any former Stock Research Group shareholder;
- each of 579818 B.C. Limited and Stockgroup acts in writing to terminate the trust and such termination is approved by the holders of the exchangeable shares; and
-    December 31, 2098.

Of the amount shown for Marcus New, 36% (or 1,072,500 shares) of the shares are owned by Yvonne New, Mr. New's wife.

Mr. Marcus New owns directly 169,500 Exchangeable Shares and his wife, Yvonne New, owns directly 19,500 exchangeable shares. They both indirectly, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and his wife Yvonne New as to 50%, 1,945,000 exchangeable shares. Accordingly, Marcus and Yvonne New beneficially own 2,134,000 Exchangeable Shares of common stock, which represent approximately 11% of issued and outstanding common stock.

Mr. New also owns 2,000 shares of common stock which were purchased in the open market. Yvonne New owns directly 80,500 common shares. On September 18, 2001, Mr. New was granted options to purchase 100,000 shares of common stock at an exercise price of $0.12 per share. These options fully vested on March 18, 2002, and expire on September 17, 2007. On March 5, 2002, Mr. New was granted options to purchase 400,000 shares of common stock at an exercise price of $0.22 per share, with full vesting on grant date and an expiry date of March 4, 2008. On May 13, 2002, Mr. New was granted options to purchase 300,000 shares of common stock at an exercise price of $0.17 per share, with full vesting on grant date and an expiry date of May 12, 2008. In combination with Mr. New's 2,134,000 exchangeable shares, his wife's 80,500 common shares, his 800,000 vested options, and 2,000 shares of common stock, Mr. New holds a beneficial ownership position in the company of 3,016,500 shares representing approximately 15.43% of issued and outstanding common stock as of December 31, 2002.

Security  Ownership  of  Management

The tables below and the paragraphs that follow present certain information concerning directors, executive officers and significant employees. Mr. David Caddey is Mr. Marcus New's wife's uncle. Other than this relationship, none of our directors, executive officers or significant employees has any family relationship with any other director, executive officer or significant employee.

-----------------------------------------------------------------------------------------------------
Name                 Age     Position  with  Company          Executive     Shares            Percent
                                                              Officer  /    Beneficially        of
                                                              Director      Owned             Class
                                                              Since         Dec 31 2002
-----------------------------------------------------------------------------------------------------
Directors:
Marcus  A.  New      32     Chairman  of  the  Board,
                            Chief  Executive  Officer,
                            Director                          05/04/95     3,016,500          15.43%
Craig  D. Faulkner   32     Director                          05/04/95       784,000           4.01%
Leslie  Landes       58     President,
                            Chief  Operating  Officer,
                            Director                          08/04/98       726,560           3.72%
David  Caddey        53     Director                          05/04/95       160,000           0.82%
Louis  de  Boer II   50     Director                          10/07/99       100,000           0.51%
David Gillard        33     Chief Financial Officer           11/16/01       100,000           0.51%
Jeffrey  Berwick     32     Director                          07/19/02       437,230           2.24%
-----------------------------------------------------------------------------------------------------
All  Directors,  Executive  Officers  and
Significant  employees  as  a  group                                       5,324,290          27.23%
-----------------------------------------------------------------------------------------------------

Of the amount shown for Craig Faulkner, Mr. Faulkner owns directly 169,000 exchangeable shares and indirectly, through 569358 B.C. Ltd., a British Columbia company owned by Mr. Faulkner, 465,000 exchangeable shares. On September 18, 2001, Mr. Faulkner was granted options to acquire 100,000 shares of common stock at an exercise price of $0.12 per share, full vesting on the March 18,2002, and an expiry date of September 17, 2007. On October 22, 2002, Mr. Faulkner was granted options to acquire 50,000 shares of common stock at an exercise price of $0.15 per share, full vesting on the grant date and an expiry date of October 21, 2008. Mr. Faulkner, through his direct and indirect holdings, and 150,000 vested options, beneficially owns 784,000 shares representing 4.01% of the issued and outstanding common stock as of December 31, 2002.

Of the amount shown for Mr. Caddey, 50% (or 30,000 shares) are owned by Ms. Donna Caddey, Mr. Caddey's wife.

Mr. David Caddey and his wife, Donna Caddey, each own directly 20,000 exchangeable shares. In addition, 20,000 shares of common stock are owned jointly by David and Donna Caddey. On August 10, 2001, Mr. Caddey was granted options to purchase 50,000 shares of common stock at an exercise price of $0.22 per share, full vesting on August 10, 2002, and an expiry date of August 9, 2007. On October 22, 2002, Mr. Caddey was granted options to purchase 50,000 shares of common stock at an exercise price of $0.15 per share, full vesting on grant date, and an expiry date of October 21, 2008. In combination with his direct and indirect holdings of 40,000 exchangeable shares and direct and indirect holdings of 20,000 shares of common stock, and 100,000 vested options, Mr. Caddey beneficially owns 160,000 shares representing approximately 0.82% of issued and outstanding common stock.

Leslie Landes acquired 105,000 common shares by exercising 105,000 options on November 26, 2002. On August 10, 2001 Mr. Landes was granted 533,200 options at an exercise price of $0.22 and an expiry date of August 9, 2007, of which 426,560 had vested by the end of 2002. On October 22, 2002, Mr. Landes was granted options to purchase 300,000 shares of common stock at an exercise price of $0.15 per share, full vesting on grant date, and an expiry date of October 21, 2008. As at December 31, 2002, Mr. Landes' common shares and vested options provide him with beneficial ownership of 831,560 shares of issued and outstanding common stock, representing 4.25% of issued and outstanding common stock.

Mr. Louis de Boer II was granted, on August 10, 2001, options to purchase 50,000 shares of common stock at an exercise price of $0.22 per share, with a six year term and full vesting on August 10, 2002. On October 22, 2002, Mr. de Boer was granted options to purchase 50,000 shares of common stock at an exercise price of $0.15 per share, full vesting on grant date, and an expiry date of October 21, 2008. As at December 31, 2002, Mr. de Boer's vested options provide him with beneficial ownership of 100,000 shares, representing 0.51% of issued and outstanding common stock.


Item  12.  Certain  Relationships  and  Related  Transactions

During the last two years, there have been no transactions or proposed transactions to which we were or are to be a party, in which any persons as set out by Item 404 of Regulation S-B had or is to have a direct or indirect material interest.


Item  13.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT AND FILING REFERENCE
--------------      ------------------------------------------------------------
2.1                 Share  Exchange and Share Purchase Agreement dated March 11,
                    1999  effecting  a  change  in  control  of  Registrant  -
                    incorporated  by  reference to Form 8K filed March 19, 1999,
                    Form  8K/A  filed March 24, 1999 and Form 8K/A filed May 10,
                    1999.
3.1                 Articles  of  Incorporation  &  Bylaws  -  incorporated  by reference  to  Form  10SB12G  filed  January  29,  1998.
4.1                 1999 Incentive Stock Option Plan - incorporated by reference to  Form  S-8  filed  November  16,  1999.
4.2                 Convertible  Notes  and  Warrants  Agreement dated March 31,
                    2000 - incorporated by reference to Form 8-K filed April 18,
                    2000.
4.3                 Securities  Purchase  Agreement  dated  January  19,  2001 -
                    incorporated  by  reference  to  Form  8-K filed January 30,
                    2001.
4.4                 2000 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed May 15, 2001.
4.5                 Securities  Purchase  Agreement  dated  February  6,  2002 -
                    incorporated  by  reference  to  Form 8-K filed February 20,
                    2002.
4.6                 Securities  Purchase  Agreement  dated  March  26,  2002  -
                    incorporated  by reference to Form 8-K filed March 26, 2002.
4.7                 2001  and 2002 Incentive Stock Option Plan - incorporated by reference  to  Form  S-8  filed  May  13,  2002.
4.8                 Joint  Venture  Development  and  Operating  Agreement  -
                    incorporated  by  reference to Form 8-K filed July 11, 2002.
9.1                 Exchange  and  Voting Agreement incorporated by reference to
                    Form  8K  filed  March  19,  1999
12.1                Subsidiaries  of  the  Registrant  - filed herewith below as
                    Exhibit  12.1
13.1                Forms  10QSB for the quarters ended March 31, 2002, June 30,
                    2002 and September 30, 2002 - incorporated by reference to filings made on May 15, 2002, August 14, 2002, and November
                    8,  2002  respectively.
13.2                Form 10KSB for the year ended December 31, 2001 incorporated by  reference  to  the  filing  made on March 29, 2002. 23.1
                    Consent  of  Independent  Auditors - filed herewith below as
                    Exhibit  23.1.
99.1                Section  906  Certification  of  CEO
99.2                Section  906  Certification  of  CFO

No reports on Form 8-K have been filed within the last quarter of the period covered by this report.

Item  14.  Controls  and  Procedures

In February, 2003, we carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that the company files under the Exchange Act is accumulated and communicated to management, including the company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
However, since our evaluation, we have taken steps to further strengthen and formalize our controls. We have adopted a formal Corporate Governance Program, consisting of a Code of Business Conduct and Ethics and Compliance Program, An Insider Trading Policy, and the appointment of a Nominating and Corporate Governance Committee. We have also reconfirmed the appointment of our Audit Committee and Compensation Committee.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Stockgroup  Information  Systems,  Inc.
       (Registrant)

Dated:  March  18, 2003
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

/s/  Craig  Faulkner
------------------------------------------------
Craig  Faulkner,  Director

/s/  David  Caddey
------------------------------------------------
David  Caddey,  Director

/s/  Louis  de  Boer  II
------------------------------------------------
Louis  de  Boer  II,  Director

/s/  Jeffrey  Berwick
------------------------------------------------
Jeffrey  Berwick,  Director

CERTIFICATIONS

                                  CERTIFICATION

I,  Marcus  New,  CEO,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Stockgroup Information Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.


Date:  March  18,  2003


/s/  Marcus  New
----------------
Marcus  New
Chief  Executive  Officer

                                  CERTIFICATION

I,  David  Gillard,  CFO,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Stockgroup Information Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.


Date:  March  18,  2003


/s/  David  Gillard
-------------------
David  Gillard,  CGA
Chief  Financial  Officer