Form 10QSB
period 2003-03-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2003-05-15
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark  One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,295,571

Transitional  Small  Business  Disclosure  Format  (check one): Yes: ___ No: _X_

                               Stockgroup Information Systems Inc.
                                           FORM 10-QSB

                                              INDEX

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 1.  Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .   3
   CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
   CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
   CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results Of Operations. 10
Item 3.  Disclosure Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . .   19
Part II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . 19
Item 3.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . 20
Item 4.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Exhibit  (b) - Section 906 Certification of CEO . . . . . . . . . . . . . . . . . . . . . . . . 24
Exhibit  (c) - Section 906 Certification of CFO . . . . . . . . . . . . . . . . . . . . . . . . 25

PART  I.  FINANCIAL  INFORMATION
Item  1.  Financial  Statements  (unaudited)

                           Stockgroup Information Systems Inc.
                               CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED - Expressed in U.S. Dollars)

               [See Note 1 - Nature of Business and Basis of Presentation]

                                                                March 31,     December 31,
                                                                  2003            2002
                                                              ------------   --------------
ASSETS
  CURRENT
    Cash and cash equivalents. . . . . . . . . . . . . . . .  $    178,076   $      539,970
    Marketable securities. . . . . . . . . . . . . . . . . .         1,691            1,198
    Accounts receivable [net of allowances for doubtful
      accounts of $38,933; December 31, 2002 $40,866]. . . .       314,461          169,675
    Prepaid expenses . . . . . . . . . . . . . . . . . . . .        87,417          102,118
                                                              ------------   --------------
  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .  $    581,645   $      812,961
    Property and equipment, net. . . . . . . . . . . . . . .  $    550,596   $      638,665
                                                              ------------   --------------
                                                              $  1,132,241   $    1,451,626
                                                              ============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
  CURRENT
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $    288,129   $      313,272
    Accrued payroll liabilities. . . . . . . . . . . . . . .        49,606          109,930
    Deferred revenue . . . . . . . . . . . . . . . . . . . .       375,974          320,900
    Current portion of capital lease obligation. . . . . . .        78,129          103,205
    Current portion of notes payable . . . . . . . . . . . .       209,610           95,371
    Current portion of convertible notes (note 2). . . . . .        76,660           81,328
                                                              ------------   --------------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . .  $  1,078,107   $    1,024,006
  Capital lease obligation . . . . . . . . . . . . . . . . .        13,522           31,844
  Notes Payable                                                          -          159,787
  Convertible notes (note 2) . . . . . . . . . . . . . . . .     1,086,239        1,486,806
                                                              ------------   --------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .  $  2,177,869   $    2,702,443
                                                              ------------   --------------
COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY (DEFICIENCY) (note 5)
  COMMON STOCK, No Par Value
    Authorized shares - 75,000,000
    Issued and outstanding shares - 21,220,571
      at March 31, 2003 [19,552,596 - December 31, 2002] . .  $  9,876,609   $    9,203,235
  ADDITIONAL PAID-IN CAPITAL . . . . . . . . . . . . . . . .     2,987,331        2,987,331
  ACCUMULATED DEFICIT. . . . . . . . . . . . . . . . . . . .   (13,909,568)     (13,441,383)
                                                              ------------   --------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY). . . . . . . . . . .  $ (1,045,628)      (1,250,817)
                                                              ------------   --------------
                                                              $  1,132,241   $    1,451,626
                                                              ============   ==============


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                      Stockgroup Information Systems Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (UNAUDITED - Expressed in U.S. Dollars)


                                          Three Months     Three Months
                                           Ended March     Ended March
                                            31, 2003         31, 2002
                                          -------------  --------------
REVENUE
  Revenues. . . . . . . . . . . . . . .  $      601,712   $     442,241
  Cost of revenues. . . . . . . . . . .         157,354         164,248
                                          -------------  --------------
  Gross profit. . . . . . . . . . . . .  $      444,358   $     277,993

EXPENSES
  Sales and marketing . . . . . . . . .  $      158,774   $      92,060
  Product development . . . . . . . . .           7,451          18,498
  General and administrative. . . . . .         530,288         363,540
                                          -------------  --------------
                                         $      696,512   $     474,098
                                          -------------  --------------
LOSS FROM OPERATIONS. . . . . . . . . .  $     (252,155)  $    (196,105)

Interest income . . . . . . . . . . . .               -             146
Interest expense. . . . . . . . . . . .        (216,502)       (184,359)
Loss on warrants liability. . . . . . .               -         (55,000)
Gain on restructuring
  of convertible notes (note 2) . . . .               -       1,088,586
Other income. . . . . . . . . . . . . .             472           3,951
                                          -------------  --------------
NET LOSS. . . . . . . . . . . . . . . .  $     (468,185)  $     657,219
                                          =============  ==============
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:
Net income (loss) . . . . . . . . . . .  $        (0.02)  $        0.06
                                          =============  ==============
Weighted average shares
  outstanding for the period. . . . . .      20,521,940      10,776,737
                                          =============  ==============



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                         Stockgroup Information Systems Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - Expressed in U.S. Dollars)

                                                            Three Months      Three Months
                                                            Ended March       Ended March
                                                              31, 2003          31, 2002
                                                            --------------   ----------------
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $    (468,185)  $         657,219
Add (deduct) non-cash items
  Amortization. . . . . . . . . . . . . . . . . . . . . .         94,515              37,701
  Gain on restructuring of convertible notes                           -          (1,088,586)
  Loss on warrants liability                                           -              55,000
  Effective interest on convertible notes and debentures.        203,644             178,573
  Bad debt expense. . . . . . . . . . . . . . . . . . . .          3,067             (19,003)
  Common stock and equivalents issued for services                     -             167,500
  Stock based compensation. . . . . . . . . . . . . . . .              -              27,568
  Unrealized foreign exchange (gain) loss . . . . . . . .         11,996                   -
                                                            --------------   ----------------
                                                           $    (154,963)  $          15,972
  Net changes in non-cash working capital
    Marketable securities . . . . . . . . . . . . . . . .           (493)             14,667
    Accounts receivable . . . . . . . . . . . . . . . . .       (147,853)             19,569
    Prepaid expenses. . . . . . . . . . . . . . . . . . .         14,701            (120,739)
    Accounts payable. . . . . . . . . . . . . . . . . . .        (25,143)           (123,979)
    Accrued payroll liabilities . . . . . . . . . . . . .        (60,324)            (58,503)
    Accrued interest on notes payable . . . . . . . . . .        (10,544)             (4,374)
    Deferred revenue. . . . . . . . . . . . . . . . . . .         55,074                (497)
                                                            --------------   ----------------
CASH PROVIDED BY (USED IN) OPERATIONS . . . . . . . . . .  $    (329,545)  $        (257,884)
                                                            --------------   ----------------
FINANCING ACTIVITIES
  Issuance of common stock and warrants (net) . . . . . .  $           -         $   390,920
  Proceeds on exercise of warrants. . . . . . . . . . . .         83,775                   -
  Proceeds on exercise of stock options . . . . . . . . .            720                   -
  Repayments of convertible debt. . . . . . . . . . . . .        (20,000)                  -
  Repayments of notes payable . . . . . . . . . . . . . .        (47,000)                  -
  Repayment of capital lease obligations. . . . . . . . .        (43,398)             (1,871)
  Repayment of bank indebtedness. . . . . . . . . . . . .              -              (1,152)
                                                            --------------   ----------------
CASH PROVIDED BY (USED IN) FINANCING. . . . . . . . . . .  $     (25,903)  $         387,897
                                                            --------------   ----------------
INVESTING ACTIVITIES
  Property and equipment (net). . . . . . . . . . . . . .         (6,446)                  -
                                                            --------------   ----------------
CASH PROVIDED BY (USED IN) INVESTING. . . . . . . . . . .  $      (6,446)  $               -
                                                            --------------   ----------------
INCREASE (DECREASE) IN CASH AND  CASH EQUIVALENTS . . . .       (361,894)            130,013
Cash and cash equivalents, beginning of period. . . . . .        539,970             126,618
                                                            --------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . .  $     178,076   $         256,631
                                                            ==============   ================


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2003
                                   (UNAUDITED)

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $468,185 for the three months ended March 31, 2003, and had a working capital deficiency of $496,462 as at March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and debt private placements. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

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

2.  CONVERTIBLE  NOTES


------------------------------------------------------------------------------------------
                                                      March 31, 2003    December 31, 2002
------------------------------------------------------------------------------------------
8% Convertible notes, maturing December 31, 2005
    Principal . . . . . . . . . . . . . . . . . . .  $     1,241,016   $        1,704,000
    Unamortized debt discount . . . . . . . . . . .          (78,117)            (135,866)
------------------------------------------------------------------------------------------
    Subtotal. . . . . . . . . . . . . . . . . . . .  $     1,162,899   $        1,568,134
    Current portion . . . . . . . . . . . . . . . .           76,660               81,328
    Long Term Portion . . . . . . . . . . . . . . .        1,086,239            1,486,806
==========================================================================================


The convertible notes are non-interest bearing and are convertible into common shares at the option of the holder at any time at a fixed conversion price of $0.50 through to December 31, 2003. From January 1, 2004 to December 31, 2005, or sooner in the event of a default on any mandatory payment described below, the notes bear interest at 8% and are convertible into common shares at the option of the holder at any time at a conversion price equal to the lesser of
(i) the initial conversion price of $0.50 and (ii) 88% of the average of the 5 lowest closing prices of the Company's common shares during the 30 trading days prior to the date of conversion.

The restructured agreement provides for quarterly mandatory payments of $15,332 due at the end of each of the eight quarters ending December 31, 2004. If applicable, the Company will also provide mandatory payments of 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess of $500,000 in 2003.

The restructuring resulted in a debt discount representing the difference between the fair value of the notes at a market interest rate of 8% and the face value of the notes which are non-interest bearing through to December 31, 2003. The debt discount is subject to accretion over the interest-free period ending December 31, 2003.

On January 28, 2003, one of the noteholders converted its entire principal balance of $392,984 into 1,228,075 common shares at a negotiated conversion price of $0.32. The discount on the conversion price was deemed an inducement to convert, resulting in an interest expense of $145,985 representing the excess of the fair value of the notes after inducement over the fair value before inducement. The unamortized debt discount on the portion of the total principal was fully expensed on the conversion date, resulting in an interest expense of $31,711.


3.  SHARE  CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

At March 31, 2003, in addition to the 21,220,571 common shares outstanding, there were also 2,597,900 stock options and 4,848,593warrants outstanding.

Issues of common shares and common share equivalents for the three month period ended March 31, 2003 are summarized as follows:

On January 28, 2003, we issued 1,228,075 common shares pursuant to a conversion of $392,984 of principal of convertible notes at $0.32.

On February 3, 2003 we issued 100,000 common shares pursuant to a conversion of $50,000 of principal of convertible notes at $0.50.

During the quarter 335,100 common shares were issued pursuant to exercises of warrants at $0.25 for gross proceeds of $83,775.

On March 28, 2003, 4,800 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $720.

Stock  Options

The Company's 1999, 2000, 2001, and 2002 Stock Option Plans (collectively the "Plans") authorize a total of 5,000,000 common shares for issuance. Activity under the Plans is set forth below.

-------------------------------------------------------------------------------
                                               Options Outstanding
                                   --------------------------------------------
                                    Shares
                                   Available      Number of       Price per
                                   for grant       shares          share
-------------------------------------------------------------------------------
Balance at December 31, 2002       898,278        2,602,700      $ 0.12-0.59
Options exercised                        -           (4,800)       0.15
-------------------------------------------------------------------------------
Balance at March 31, 2003          898,278        2,597,900      $ 0.12-0.59
===============================================================================

4.  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation under SFAS
123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28") to require prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 is effective for the Company's fiscal 2003. The amendment to disclosure requirements under APB 28 is effective for the Company's fiscal 2003 first quarter.

The Company measures compensation expense for all of its Stock Option Plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.

The following table provides pro forma disclosures of the effect on net income and earnings per share if the fair value-based method had been applied in measuring compensation expense (in thousands, except per share amounts):

                                                     For the three months ended
                                                March 31, 2003          March 31, 2002
Net income (loss) - as reported . . . .         $     (468,185)       $      657,219
Add:  Stock-based employee compensation
  expense included in reported net
  income. . . . . . . . . . . . . . . .                      -                27,568

                                                     For the three months ended
                                                March 31, 2003          March 31, 2002
Deduct: Stock-based employee
  compensation expense determined
  under the fair value-based method
  for all awards  . . . . . . . . . . .                 (8,235)             (148,517)
                                                  -------------        -------------
Net income - pro forma. . . . . . . . .         $     (476,420)       $      536,270
                                                  =============        =============
Net income per share - as reported. . .         $        (0.02)       $         0.06
Net income per share - pro forma. . . .                  (0.02)                 0.05

For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the stock options' vesting period.

The pro forma effects of applying SFAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as the number of stock options and the vesting schedules thereof vary widely from quarter to quarter. No options were granted during the three months ended March 31, 2003.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

                                                     For the three months ended
                                                March 31, 2003          March 31, 2002
Dividend yield . . . . . . . . . . . .                    0%                      0%
Weighted average expected life (years)                    4.06                    4.50
Risk-free interest rate. . . . . . . .                    4.30%                   3.83%
Expected volatility. . . . . . . . . .                  121%                    214%

Warrants

As at March 31, 2003, common stock issuable pursuant to warrants outstanding is as follows:

---------------------------------------------------------------------------------------------------------
                Warrants                                            Warrants
               Outstanding     Warrants    Warrants    Warrants    Outstanding    Exercise    Expiry
               At January       Issued    Exercised   Cancelled     at March       Price       Date
                1, 2003                                             31, 2003
                  #               #           #           #             #            $
---------------------------------------------------------------------------------------------------------
Series 1. . .    281,818            -             -          -       281,818         3.00  March 31, 2005
Series 3A . .    500,000            -             -          -       500,000         0.25  July 31, 2005
Series 3B . .    300,000            -             -          -       300,000         0.50  July 31, 2005
Series 4. . .  2,000,000            -       335,100          -     1,664,900(1)      0.30  Sept 30, 2003
Series 5. . . .  250,000            -             -          -       250,000         0.30  Sept 15, 2003
Series 6. . .  1,701,875            -             -          -     1,701,875         0.22  Dec 31, 2003
Series 7. . .    150,000            -             -          -       150,000         0.16  Dec 31, 2003
---------------------------------------------------------------------------------------------------------
               5,183,693            -             -          -     4,848,593
=========================================================================================================

(1) On March 30, 2003 the expiry date on the Series 4 warrants was extended from March 30, 2003 to September 30, 2003, and the exercise price was changed from $0.25 to $0.30.

5.  SEGMENTED  INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

                                                              For the three months ended
                                                                   March      March
                                                                 31, 2003   31, 2002
----------------------------------------------------------------------------------------
Public Company Disclosure and Awareness Products . . .  . . .  $ 385,580   $ 285,177
Financial Software and Content Systems. . . . . . . . . . . .    216,132     157,064
----------------------------------------------------------------------------------------
                                                               $ 601,712   $ 442,241
========================================================================================

During the first three months of 2003 and 2002 the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue.


6.  COMMITMENTS  AND  CONTINGENCIES

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

7.  RECENT  ACCOUNTING  PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued. The disclosure provisions of FIN 45 are effective for financial statements of interim periods ending after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  -  THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

The results of the first three months of 2003 are a product of our continued focus on improving the balance sheet and obtaining high quality sales customers and partners for our Financial Software and Content Systems. We continued to acquire additional twelve and twenty-four month customers for our Financial Software and Content Systems, which will continue to grow our recurring revenue stream.

Overall sales are up from the first three months of 2002. We continue to adapt to the downturn in the Stock Markets.

                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
Total revenues in the first three months of 2003 were $0.602 million compared to $0.442 million in the first three months 2002, an increase of $0.16 million, or 36%. Our Public Company Disclosure and Awareness Products revenue was $0.385 million compared to $0.285 million in the first three months 2002, a decrease of $0.100 million or 3.5%. Financial Software and Content Systems revenue was
$0.216 million compared to $0.157 million in the first three months 2002, an increase of $0.059 million or 38%.

Gross profits in the first three months of 2003 were $0.444 million compared to $0.277 million in the first three months 2002, a increase of $0.166 million, or 60%. Gross profit as a percentage of sales was 74% and 61% for the three-months periods ended March 31, 2003 and 2002 respectively.

We are continuing to provide innovative products in our Public Company Disclosure and Awareness Products line, and the IntegrateIR sales remain strong, delivering high value to customers. Historically, many of our Public Company Disclosure and Awareness Products customers have come from the technology sector, and the slowdown in this sector has caused considerable attrition. As well, part of the product line has been affected adversely as public companies reduced or eliminated spending on their awareness products. However, we continue to sign new agreements for our disclosure products with major corporations. We have been diversifying our target market for some time in order to be less dependent on any one sector. We feel that this area of the business will rebound fully when the financial markets begin to recover from their current slowdown.

Financial Software and Content Systems continues to be a strong contributor to our overall revenue and gross profits. Our process has matured over the past year, and we are able to efficiently deliver high quality services to customers for a fraction of the cost to customers of having it done internally. We have established relationships with major sales channels, media networks, and financial companies, and have already seen significant results. Financial Software and Content Systems revenue was up this three month period 38% over the same period a year ago, and down 0.6% quarter over quarter from the fourth quarter 2002. All of this revenue is contractual, typically in 24-month terms, so we have a solid base of revenue in this area to grow from.


                                                              Operating Expenses
--------------------------------------------------------------------------------
Total operating expenses in the first three months of 2003 were $0.696 million compared to $0.474 million in the same three months last year, a increase of $0.222 million or 47%. This increase was a result of the additional payroll, amortization and foreign exchange costs for 2003. We have stabilized our operating expenses at a level which will enable us to grow our sales efficiently, thereby generating the greatest return on investment.

Sales and Marketing expenses were $0.158 million in the first three months of 2003 compared to $0.092 million in the first three months 2002, a increase of $0.066 million, or 72%. This area of the expenses increased but should remain relatively flat for the near future.

Product Development expenses in the first three months of 2003 were $0.007 million compared to $0.018 million in the first three months 2002, a decrease of $0.011 million, or 60%. As our business has matured, product development has naturally taken a lesser role. Our staff is more experienced, and our processes for developing new products are streamlined so that overall development costs are minimized.

General and Administrative expenses in the first three months of 2003 were $0.530 million compared to $0.363 million in the first three months 2002, a increase of $0.167 million, or 46%. The most notable increases have been in payroll, which is our largest expense category. We have also had increases in amortization due to the acquisition of the Stockhouse website.

                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------
Interest expense in the first three months of 2003 was $0.216 million compared to $0.184 million in the first three months 2002, a increase of $0.032 million, or 17%. Of the amount for the first three months of 2003, $0.013 million is cash interest, either already paid or payable after the quarter end. The remaining interest is non-cash interest arising out of the conversion of the 8% convertible notes and the amortization of the debt discount on the 8% convertible notes.

Income taxes were nil in both the first three months 2003 and the same three months 2002. Due to our net loss position, we did not accrue tax in the first three months of 2003. As at the most recent year end, Stockgroup had tax loss carry forwards of $5.324 million in Canada which expire in 2006, 2007, and 2008, and tax loss carry forwards of $3.144 million in the U.S. which expire in 2019, 2020, 2021, and 2022.

                                                                      Net Income
--------------------------------------------------------------------------------
The net loss for the first three months of 2003 was $0.468 million compared to a gain of $0.657 million in the first three months 2002, a decrease of $1.125 million or 171%.

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

LIQUIDITY  AND  CAPITAL  RESOURCES
--------------------------------------------------------------------------------
Stockgroup ended the first quarter of 2003 with cash and cash equivalents of $178,076 a decrease of $361,894 from Dec 31, 2002. This compares with a net cash decrease of $110,324 in Q2 2002, $74,935 in Q3 2002 and a net cash increase of $468,598 in Q4 2002. Although we expect to generate positive cash flow from operations, we are pursuing financing to improve our working capital position and to grow the business to the greatest possible extent.

Our cash used in operations for the first three months of 2003 was $329,545. We repaid $20,000 of our convertible notes, and $47,000 in notes payable. Other uses of cash were repayment of capital lease, totaling $43,398. Sources of cash included $84,495 for proceeds from exercise of warrants and stock options.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. In addition, we paid $15,332 to a noteholder on April 2,2003 and have cash payments of $15,322 due to the noteholder on June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, and the next three quarters after that. We also have $209,610 of notes payable and $78,129 of capital lease obligations due within the next 12 months. We will need to seek additional capital. There can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. If we are unable to generate the required amount of additional capital, our ability to continue as a going concern is in substantial doubt.


CORPORATE  DEVELOPMENTS  DURING  THE  PERIOD
--------------------------------------------------------------------------------
A  synopsis  of  corporate  highlights  for  2003  is  as  follows:

1. On January 22, 2003, we reached an agreement with AP Digital, a division of The Associated Press that distributes news and information to interactive applications, to market and resell our market information and financial content management and software system to AP's worldwide network of members and customers.

2. On January 26, 2003, we announced a licensing agreement with Global Securities Information Inc. (GSI) to provide GSI's clients with financial information powered by the software tools and content in our proprietary Financial Content Management System. Global Securities Information Inc. is an award-winning specialty provider of public-record business transaction information to law and accounting firms, investment banks, corporations, and the business press.

3. On January 31, 2003, we announced that Amro International had converted its remaining balance of $0.4 million of its convertible debenture. The debt was converted into stock at $0.32/share as part of a negotiation between Amro and Stockgroup to eliminate Amro's debt. Our outstanding long-term debt has been reduced from $1.7 million to $1.2 million.

4. On February 5, 2003, we announced an agreement with UnionBanCal Corporation's primary subsidiary, Union Bank of California, N.A. Union Bank will license our cutting-edge XML suite of financial content and software applications. We will customize a scrolling ticker and provide secure XML-based quotes, charts and other banking-specific financial content for Union Bank's customers and internal applications.

5. On February 18, 2003, we announced that our popular StockHouse financial Web portals, StockHouse.com and StockHouse.ca, had recorded over 6 million postings within their BullBoards(TM) message forums.

6. On March 18, 2003, we launched a financial resource portal for one of Canada's leading securities dealers, National Bank Financial. National Bank Financial's newly launched customized financial solution will provide online market data products for their clients. The complete suite of market data tools will benefit their clients by providing them with market data research tools such as, Stock Screeners, Mutual Fund Screeners, Technical stock analysis, Market Indices, Stock Charts, Stock Watch Lists, Portfolio Managers, Market Movers, Scrolling Tickers and much more.

7. On April 11, 2003, we announced a C$2.0MM financing. First Associates Investments Inc. will act as investment banker and have signed a term sheet for the underwriting of a C$2.0MM best efforts offering. Each unit will consist of one share and one share purchase warrant and the unit has been priced at C$0.37. Two warrants entitle the investor to purchase one additional common share at a price of C$0.75 for 12 months. As of the date of this filing we had not received any funds or closed the private placement.

8. On April 15, 2003, Stockgroup and one of its resellers, AP digital, a division of the Associated Press, signed a licensing agreement with Netster.com. As a result of the agreement Netster.com, one of the fastest growing search engines on the Web, will use AP Financial Tools, a suite of news, market data and financial applications powered by Stockgroup's Financial Content Software System and provided by AP Digital. Netster.com is now able to offer its audience these turnkey solutions that present and manage quotes, charts, user portfolios, technical analysis, watch lists and more, through its portal site www.netster.com.

9. On April 30, 2003, we announced that we will provide Richard Ivey School of Business, financial market content, data, and applications for the use of faculty, students and alumni as a gift to the school. Ivey's students, faculty and alumni will be able to access a suite of news, market data, financial applications and turnkey solutions that present and manage quotes, charts, user portfolios, technical analysis, watch lists and much more, powered by Stockgroup's Financial Content Software System for at least the next five years.

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

From 2000 to 2001, we expanded our awareness and disclosure product line to include Sector Supplements, and automated investor relations software applications such as the IntegrateIR. We already had a large public company customer base, so the transition into this area was a natural extension of our core competencies.

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

Early in 2001, as the market for our products and services evolved, it became apparent to our management where the most profitable and sustainable areas of the business were. They were Financial Software and Content Systems and Public Company Disclosure and Awareness Products (including IntegrateIR and other awareness and disclosure products). Once these were identified, a more streamlined and stable cost structure was introduced to improve profitability and cash flow.

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

We distribute Financial Software and Content Systems through content and application syndicates, such as Yellowbrix, through channel resellers such as The Canadian Press, Comtex News Network, Clarinet Communications, Associated Press and through its own sales team. These Financial Software and Content Systems cover the entire North American market including mutual funds, commodities, and equities.

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

Here are just a few of the over 25 Financial Software and Content Systems products:

-    Real-time  stock  quotes  on  major  U.S.  exchanges
-    North  American  20-minute  delayed  stock  quotes  and  indices
-    Portfolio management, live portfolio updates and wireless portfolio updates
-    Most  active  stock  updates
-    Stock  watch  lists
-    Company  fundamentals,  SEC/SEDAR  filings

-    Daily  stock  market  winners/losers,  most  actives
- Company profiles, stock screening (investment data) and technical stock analysis
-    Employee  stock  option  calculations

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

Products and services offered by this revenue stream include the IntegrateIR software system, Investor Marketplace, E-Mail Distribution of Press Releases, Sector Supplements, At The Bell/Smallcap Express sponsorship, Banner and Button Advertising, Monthly Investor Marketing, Custom Web Site Development, and other online investor marketing products.

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

In the third quarter of 2001 we launched version 2.01 of the IntegrateIR, an automated financial application that is licensed to public companies. The IntegrateIR updates the clients' regulated investor relations information automatically by private labeling this software application into the clients' corporate web site. The SEC has mandated fair disclosure policies that make our IntegrateIR especially attractive as it updates news releases, webcasts and SEC filings direct from the wire services as they happen and automatically sends the information to the client's shareholders and interested parties. The IntegrateIR helps to prevent mistakes and increase timeliness compared to having internal staff manually update these activities.

Our IntegrateIR system represents a way to manage shareholder communications and reach new investors. The IntegrateIR is an investor relations web page and email management system that functions as a software application - giving the Investor Relations Officer (IRO) and Chief Financial Officer (CFO) desktop control over the investor relations portion of their web site. In addition to standard features, such as dynamic quotes and charts, the IntegrateIR provides powerful new tools that automate the client's online disclosure activities including publishing their press releases, publishing of regulatory filings and distributing information requested by shareholders, all on a real-time, automated basis.

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

SHARE  PRICE  AND  VOLUME  DATA

The Company's Common Stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999. On December 17, 2002, we began trading on the TSX-Venture Exchange in Canada. The following table sets forth high and low bid prices on the OTC BB for the Common Stock for the three-month periods ended June 30, 2002, September 30, December 31, and March 31, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.


Quarter  Ended:                 High        Low         Volume

June  30,  2002               $  0.230     $  0.147     2,734,400
September  30,  2002          $  0.200     $  0.125     1,785,900
December  31,  2002           $  0.270     $  0.140     6,072,100
March  31,  2003              $  0.200     $  0.125     1,785,900

On March 31, 2003, the Company had 89 registered shareholders owning 21,220,571 shares.

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

Item  3.  Disclosure  Controls  and  Procedures

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

However, since our evaluation, we have taken steps to further strengthen and formalize our controls. We have put forth to the board of directors for adoption a formal Corporate Governance Program, consisting of a Code of Business Conduct and Ethics and Compliance Program, An Insider Trading Policy, and the appointment of a Nominating and Corporate Governance Committee. We have also reconfirmed the appointment of our Audit Committee and Compensation Committee.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.


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

As of April 28, 2003, no further action had been taken by either side. While we believe we have a strong case, we have not elected to aggressively pursue this litigation at this time, pending further information on the collectibility of the debt.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds


No unregistered securities were issued during the period covered by this report. There were no changes to any class of our securities.

Item  3.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There  were  no  matters  submitted  to  a  vote.

Item  4.  Exhibits  and  Reports  on  Form  8-K

     (a)  Reports  on  Form  8-K

          On March 31, 2003, we filed an 8-K regarding our $0.544M private placement which closed December 31, 2002.

          No  other  reports  on  form  8-K  have  been  filed  in  2003.

     (b) CEO  Section  906  Certification  (page  22)

     (c) CFO  Section  906  Certification  (page  23)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP  INFORMATION  SYSTEMS  INC.
(Registrant)

Date:  May  13,  2003             By:  /s/  David  Gillard,  CGA
                                  ----------------------------------------------
                                  Chief Financial Officer, Secretary & Treasurer

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



Date:  May  13,  2003


                                                         /s/ Marcus New
                                                         -----------------------
                                                         Marcus New
                                                         Chief Executive Officer

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

     Date:  May  13,  2003


                                                         /s/ David Gillard
                                                         -----------------------
                                                         David Gillard, CGA
                                                         Chief Financial Officer