Form 10QSB
period 2003-06-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2003-08-14
CIK 1054097

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark  One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June  30,  2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,418,371

Transitional  Small  Business  Disclosure  Format  (check one): Yes: ___ No: _X_

                             Stockgroup  Information  Systems  Inc.
                                          FORM  10-QSB

                                             INDEX


PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 1.  Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .   3
   CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
   CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
   CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.  11
Item 4. Disclosure Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Part II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .  22
Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .  22
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
SECTION 302 CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

PART  I.  FINANCIAL  INFORMATION
Item  1.  Financial  Statements  (unaudited)

                           Stockgroup  Information  Systems  Inc.
                                CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED - Expressed in U.S. Dollars)

                [See Note 1 - Nature of Business and Basis of Presentation]

                                                             June  30,     December  31,
                                                               2003             2002
                                                          --------------   --------------
ASSETS
  CURRENT
    Cash and cash equivalents. . . . . . . . . . . . . .  $      553,358   $      539,970
    Marketable securities. . . . . . . . . . . . . . . .           4,312            1,198
    Accounts receivable [net of allowances for doubtful
       accounts of $93,519; December 31, 2002 $40,866] .         359,589          169,675
    Prepaid expenses . . . . . . . . . . . . . . . . . .          84,178          102,118
                                                          --------------   --------------
  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .  $    1,001,437   $      812,961
    Property and equipment, net. . . . . . . . . . . . .  $      466,452   $      638,665
                                                          --------------   --------------
                                                          $    1,467,889   $    1,451,626
                                                          ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
  CURRENT
    Accounts payable . . . . . . . . . . . . . . . . . .  $      293,767   $      313,272
    Accrued payroll liabilities. . . . . . . . . . . . .          56,419          109,930
    Deferred revenue . . . . . . . . . . . . . . . . . .         312,839          320,900
    Current portion of capital lease obligation. . . . .          79,430          103,205
    Current portion of notes payable . . . . . . . . . .         223,994           95,371
    Current portion of convertible notes (note 2). . . .               -           81,328
                                                          --------------   --------------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .  $      966,449   $    1,024,006
  Capital lease obligation . . . . . . . . . . . . . . .               -           31,844
  Notes Payable. . . . . . . . . . . . . . . . . . . . .               -          159,787
  Convertible notes (note 2) . . . . . . . . . . . . . .               -        1,486,806
                                                          --------------   --------------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .  $      966,449   $    2,702,443
                                                          ==============   ==============
COMMITMENTS AND CONTINGENCIES (note 6)

SHAREHOLDERS' EQUITY (DEFICIENCY) (note 3)
    COMMON STOCK, No Par Value
    Authorized shares - 75,000,000
    Issued and outstanding shares - 28,422,371
     at June 30, 2003 [19,552,596- December 31, 2002]. .  $   12,237,274   $    9,203,235
    ADDITIONAL PAID-IN CAPITAL . . . . . . . . . . . . .       3,067,471        2,987,331
    ACCUMULATED DEFICIT. . . . . . . . . . . . . . . . .     (14,803,305)     (13,441,383)
                                                          --------------   --------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY). . . . . . . . .  $      501,440   $   (1,250,817)
                                                          --------------   --------------
                                                          $    1,467,889   $    1,451,626
                                                          ==============   ==============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.


                                           Stockgroup  Information  Systems  Inc.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED - Expressed in U.S. Dollars)



                                  Three Months    Three Months    Six Months     Six Months
                                   Ended June      Ended June     Ended June     Ended June
                                    30, 2003        30, 2002       30, 2003       30, 2002
                                 --------------  --------------  ------------  --------------
REVENUE
  Revenues. . . . . . . . . . .  $     688,529   $     407,703   $ 1,290,241   $     849,944
  Cost of revenues. . . . . . .       176,332          169,258       333,686         333,506
                                 --------------  --------------  ------------  --------------
  Gross profit. . . . . . . . .  $     512,197   $     238,445   $   956,555   $     516,438

EXPENSES
  Sales and marketing . . . . .  $     166,041   $     137,451   $   324,815   $     229,511
  General and administrative. .        574,050         432,188     1,111,789         814,226
                                 --------------  --------------  ------------  --------------
                                 $     740,091   $     569,639   $ 1,436,604   $   1,043,737
                                 --------------  --------------  ------------  --------------
LOSS FROM OPERATIONS. . . . . .  $    (227,894)  $    (331,194)  $  (480,049)  $    (527,299)

Interest income . . . . . . . .              -              22             -             168
Interest expense ordinary . . .        (11,789)         (4,095)      (24,647)         (9,881)
Interest on conversion of
  8% convertible notes (note 2)       (656,707)        (33,966)     (860,351)        (52,330)
Interest on conversion of
  3% convertible debentures . .              -               -             -        (160,209)
Loss on warrants liability. . .              -               -             -         (55,000)
Gain on restructuring
  of convertible notes                       -               -             -       1,088,586
Other income. . . . . . . . . .          2,653          (1,671)        3,125           2,279
                                 --------------  --------------  ------------  --------------
NET INCOME (LOSS) . . . . . . .  $    (893,737)  $    (370,904)  $(1,361,922)  $     286,314
                                 ==============  ==============  ============  ==============
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:
Loss from operations. . . . . .  $       (0.01)  $       (0.03)  $     (0.02)  $       (0.04)
Income (loss) interest and
  other . . . . . . . . . . . .  $       (0.03)  $       (0.00)  $     (0.04)  $        0.06
Net income (loss) . . . . . . .  $       (0.04)  $       (0.03)  $     (0.06)  $        0.02
                                 ==============  ==============  ============  ==============
Weighted average shares
  outstanding for the period. .     24,199,767      13,841,482    22,371,013      12,313,576
                                 ==============  ==============  ============  ==============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.


                                  Stockgroup  Information  Systems  Inc.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED - Expressed in U.S. Dollars)



                                                            Six Months    Six Months
                                                            Ended June    Ended June
                                                             30, 2003      30, 2002
                                                           ------------  -------------
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $(1,361,922)  $    286,314
Add (deduct) non-cash items
  Amortization. . . . . . . . . . . . . . . . . . . . . .      189,853         76,399
  Gain on restructuring of convertible notes. . . . . . .            -     (1,088,586)
  Loss on warrants liability. . . . . . . . . . . . . . .            -         55,000
  Effective interest on convertible notes and debentures.      860,351        212,539
  Bad debt expense. . . . . . . . . . . . . . . . . . . .       52,653        (42,468)
  Common stock and equivalents issued for services. . . .            -        167,500
  Stock based compensation                                           -         38,878
  Unrealized foreign exchange (gain) loss . . . . . . . .       23,762              -
                                                           ------------  -------------
                                                           $  (235,303)  $   (294,424)
  Net changes in non-cash working capital
    Marketable securities . . . . . . . . . . . . . . . .       (3,114)         8,545
    Accounts receivable . . . . . . . . . . . . . . . . .     (242,567)        53,367
    Prepaid expenses. . . . . . . . . . . . . . . . . . .       17,940        (75,747)
    Accounts payable. . . . . . . . . . . . . . . . . . .      (19,505)       (82,776)
    Accrued payroll liabilities . . . . . . . . . . . . .      (53,511)       (64,166)
    Accrued interest on notes payable . . . . . . . . . .       (7,927)         1,018
    Deferred revenue. . . . . . . . . . . . . . . . . . .       (8,061)       123,761
                                                           ------------  -------------
CASH PROVIDED BY (USED IN) OPERATIONS . . . . . . . . . .  $  (552,048)  $   (330,422)
                                                           ------------  -------------
FINANCING ACTIVITIES
  Issuance of common stock and warrants (net) . . . . . .      625,281        390,920
  Proceeds on exercise of warrants. . . . . . . . . . . .       83,775              -
  Proceeds on exercise of stock options . . . . . . . . .       11,970              -
  Repayment of convertible debt . . . . . . . . . . . . .      (35,332)       (23,340)
  Repayment of notes payable. . . . . . . . . . . . . . .      (47,000)             -
  Repayment of capital lease obligation . . . . . . . . .      (55,619)        (4,062)
  Repayment of bank indebtedness. . . . . . . . . . . . .            -         (2,717)
                                                           ------------  -------------
CASH PROVIDED BY (USED IN) FINANCING. . . . . . . . . . .  $   583,075   $    360,801
                                                           ------------  -------------
INVESTING ACTIVITIES
  Property and equipment (net). . . . . . . . . . . . . .      (17,639)       (10,690)
                                                           ------------  -------------
CASH PROVIDED BY (USED IN) INVESTING. . . . . . . . . . .  $   (17,639)  $    (10,690)
                                                           ------------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .       13,388         19,689
Cash and cash equivalents, beginning of period. . . . . .      539,970        126,618
                                                           ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . .  $   553,358   $    146,307
                                                           ============  =============

                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.

                       Stockgroup Information Systems Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2003
                                   (UNAUDITED)

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $480,049 for the six months ended June 30, 2003, and had working capital of $34,990 as at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and debt private placements. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

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

2.  CONVERTIBLE  NOTES



                                                       June 30, 2003    December 31, 2002
------------------------------------------------------------------------------------------
8% Convertible notes, maturing December 31, 2005
  Principal . . . . . . . . . . . . . . . . . . . . .  $            -  $        1,704,000
  Unamortized debt discount . . . . . . . . . . . . .               -            (135,866)
------------------------------------------------------------------------------------------
  Subtotal. . . . . . . . . . . . . . . . . . . . . .  $            -  $        1,568,134
  Current portion . . . . . . . . . . . . . . . . . .               -              81,328
  Long Term Portion . . . . . . . . . . . . . . . . .               -           1,486,806
==========================================================================================

On January 28, 2003, one of the noteholders converted its entire principal balance of $392,984 into 1,228,075 common shares at a negotiated conversion price of $0.32. The discount on the conversion price was deemed an inducement to convert, resulting in an interest expense of $145,895 representing the excess of the fair value of the notes after inducement over the fair value before inducement. The unamortized debt discount on the portion of the total principal was fully expensed on the conversion date, resulting in an interest expense of $31,711.

On May 12 and May 28, 2003, the remaining noteholder converted its entire principal balance of $1,225,684 into 4,380,000 common shares at a negotiated conversion price of $0.28. The discount on the conversion price was deemed an inducement to convert, resulting in an interest expense of $578,590 representing the excess of the fair value of the notes after inducement over the fair value before inducement. The unamortized debt discount on the portion of the total principal was fully expensed on the conversion date, resulting in an interest expense of $69,437.


3.  SHARE  CAPITAL


The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

At June 30, 2003, in addition to the 28,422,371 common shares outstanding, there were also 2,504,200 stock options and 6,634,013 warrants outstanding.

Issues of common shares and common share equivalents for the six-month period ended June 30, 2003 are summarized as follows:

On January 28, 2003, we issued 1,228,075 common shares pursuant to a conversion of $392,984 of principal of convertible notes at $0.32.

On February 3, 2003 we issued 100,000 common shares pursuant to a conversion of $50,000 of principal of convertible notes at $0.50.

During Q1 2003, 335,100 common shares were issued pursuant to exercises of warrants at $0.25 for gross proceeds of $83,775.

On March 28, 2003, 4,800 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $720.

On April 24, 2003, we issued 75,000 common shares to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $11,250.

On May 12 and May 28, 2003, we issued a total of 4,380,000 common shares pursuant to a conversion of $1,225,684 of principal of convertible notes at $0.28.

On June 4, 2003 we issued 2,746,800 units at C$0.37 (approximately $0.27), for gross proceeds of C$1,016,316 (approximately $748,723) under a Short Form Offering. Each unit consists of one common share and one non-transferable share purchase warrant. Each two warrants are exercisable at C$0.75 (approximately $0.55) until June 4, 2004. We also issued Agent Options to acquire 274,680 units, exercisable at C$0.37 until June 4, 2005.


Stock  Options

The Company's 1999, 2000, 2001, and 2002 Stock Option Plans (collectively the "Plans") authorize a total of 5,000,000 common shares for issuance. Activity under the Plans is set forth below.

                                                                     Options Outstanding
                                                            ------------------------------------
                                                                                      Weighted
                                                Shares                                 Average
                                              available     Number of    Price per    Exercise
                                              for grant       shares       share        Price
------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     898,278     2,602,700   $0.12 - 0.59  $    0.20
Options exercised. . . . . .                           -       (79,800)          0.15       0.15
Options forfeited. . . . . .                           -       (18,700)   0.15 - 0.31       0.21
------------------------------------------------------------------------------------------------
Balance at June 30, 2003 . .                     898,278     2,504,200   $0.12 - 0.59  $    0.20
================================================================================================

Warrants

As at June 30, 2003, common stock issuable pursuant to warrants outstanding is as follows:

            Warrants                                       Warrants
           Outstanding       Warrants Warrants  Warrants  Outstanding   Exercise        Expiry
           At January         Issued  Exercised Cancelled   at June      Price           Date
             1, 2003                                       30, 2003
                #                #       #         #          #           $
----------------------------------------------------------------------------------------------------
Series 1.      281,818             -         -         -      281,818        3.00     March 31, 2005
Series 3A      500,000             -         -         -      500,000        0.25     July 31, 2005
Series 3B      300,000             -         -         -      300,000        0.50     July 31, 2005
Series 4.    2,000,000             -   335,100         -    1,664,900(1)     0.30     Sept 30, 2003
Series 5.      250,000             -         -         -      250,000        0.30     Sept 15, 2003
Series 6.    1,701,875             -         -         -    1,701,875        0.22     Dec 31, 2003
Series 7.      150,000             -         -         -      150,000        0.16     Dec 31, 2003
Series 8.            -     1,373,400         -         -    1,373,400        0.55     June 4, 2004
Series 9.            -       274,680         -         -      274,680        0.27     June 4, 2005
Series 10            -       137,340         -         -      137,340        0.55     June 4, 2004
----------------------------------------------------------------------------------------------------
             5,183,693     1,785,420   335,100         -    6,634,013
====================================================================================================

(1) On March 30, 2003 the expiry date on the Series 4 warrants was extended from March 30, 2003 to September 30, 2003, and the exercise price was changed from $0.25 to $0.30.

4.  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

The Company measures compensation expense for all of its Stock Option Plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and complies with the disclosure provisions of Statement of Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148").

The following table provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense:


                          For  the  three  months  ended     For  the  six  months  ended
                          June 30, 2003    June 30, 2002     June 30, 2003    June 30, 2002
--------------------------------------------------------------------------------------------
Net income (loss) -
  as reported . . . . .  $     (893,737)  $      (370,904)  $   (1,361,922)  $      286,314
Add:  Stock-based
  employee compensation
  expense included
  in reported net
  income. . . . . . . .               -            11,310                -           38,878
Deduct: Stock-based
  employee compensation
  expense determined
  under the fair value-
  based method
  for all awards. . . .          (5,025)          (97,087)         (13,399)        (245,603)
                         ---------------  ----------------  ---------------    -------------
Net income - pro forma.  $     (898,762)  $      (456,681)  $   (1,375,321)  $       79,589
                         ===============  ================  ===============    =============
Net income per share
  As reported . . . . .  $        (0.04)  $         (0.03)  $        (0.06)  $         0.02
  Pro forma . . . . . .           (0.04)            (0.03)           (0.06)            0.01

For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the stock options' vesting period.

The pro forma effects of applying SFAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as the number of stock options and the vesting schedules thereof vary widely from quarter to quarter. No options were granted during the six months ended June 30, 2003.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

                                       For the  three  and  six  months  ended
                                              June 30, 2003  June 30, 2002
Dividend  yield                                     0%            0%
Weighted  average  expected  life  (years)          4.06          4.50
Risk-free  interest  rate                           4.30%         3.83%
Expected  volatility                              121%          214%


5.  SEGMENTED  INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

                           For  the  three months  ended   For  the  six  months  ended
                           June 30, 2003   June 30, 2002   June 30,2003   June 30, 2002
Public Company
  Disclosure and
  Awareness Products .   $      380,380   $    242,190   $     765,960   $    527,366
Financial Software and
  Content Systems. . .          308,149        165,513         524,281        322,578
---------------------------------------------------------------------------------------
                         $      688,529   $    407,703   $   1,290,241   $    849,944
=======================================================================================

During the first six months of 2003 and 2002 the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue.


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

In addition, the company is subject to various other legal matters in the ordinary course of business. It is not possible at this time to predict with any certainty the outcome of such litigation. Management believes that the ultimate resolution of these matters would not have a material effect on the Company's financial position or results of operations.

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

8.  SUBSEQUENT  EVENTS

a) On July 4, 2003 Stockgroup notified Stockhouse Media Corporation that, in accordance with the terms of the Joint Venture Development and Operating Agreement dated June 19, 2002, we would be purchasing their remaining 35% interest in the assets contemplated in the agreement for 920,000 common shares of Stockgroup. As of August 13, 2003 the transaction had not yet taken place.
b) On July 16, 2003 Stockgroup closed the second and final part of it's Short Form Offering, issuing 996,000 units at C$0.37 (approximately $0.27) for gross proceeds of C$368,520 (approximately $265,868). Net proceeds after issue costs were approximately $222,058.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS  OF  OPERATIONS  - THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30,
2002

The results of the first six months of 2003 are a product of our continued focus on improving the balance sheet and obtaining high quality sales customers and partners for our Financial Software and Content Systems. We continued to acquire additional twelve and twenty-four month customers for our Financial Software and Content Systems, which will continue to grow our recurring revenue stream.

     Overall sales are up from Q2 2002 on both a three-month and six-month basis. We continue to adapt to the changes in the markets.

                                                       Revenue and Gross Profits
--------------------------------------------------------------------------------
Revenue  Summary  ($000s)

                                        2003         2002      Change ($)    Change (%)
                                    -----------  -----------  ------------  -----------
  For the 6 months ended June 30
  Total revenues . . . . . . . . .  $     1,290  $       850  $        440        +52%
  Breakdown of major categories:
    Public Company Disclosure. . .          766          527           239        +45%
    Financial Software and Content          524          323           201        +62%

  For the 3 months ended June 30
  Total revenues . . . . . . . . .  $       689  $       408  $        281        +69%
  Breakdown of major categories:
    Public Company Disclosure. . .          381          242           139        +57%
    Financial Software and Content          308          166           142        +86%

Our Public Company Disclosure and Awareness Products revenue stream contains the revenue generated by the Stockhouse websites, which account for a large portion of the increase in 2003 over 2002. We acquired the Stockhouse web property late June 2002.

Financial Software and Content Systems revenue has grown at a steady rate due to its long term contractual nature. As new clients are added, the effect on revenue is felt incrementally over time rather than immediately. This gives us a good base of revenue which will recur for the life of the contract. In Q2 2003 we also earned a large development fee from National Bank Financial, for developing the portion of their public Website which will contain the Stockgroup financial tools.

Cost  of  Revenues  and  Gross  Profit  Summary  ($000s)

                                       2003           2002       Change ($)     Change (%)
                                   ------------  ------------  -------------    ----------
  For the 6 months ended June 30
  Total cost of revenues. . . . .  $       334   $       334   $         0           0%
  Gross profit. . . . . . . . . .          957           516           441         +85%
  Gross margin %. . . . . . . . .           74%           61%          +13%

  For the 3 months ended June 30
  Total cost of revenues. . . . .  $       176   $       169   $         7          +4%
  Gross profit. . . . . . . . . .          512           238           274        +115%
  Gross margin %. . . . . . . . .           74%           58%          +16%

Our cost of revenues consists of bandwidth, data feeds, advertising purchased for resale, and direct production labor. Cost of revenues has remained relatively flat when comparing year over year numbers, partly a reflection of the fixed nature of our direct costs. With the acquisition of Stockhouse, a high traffic Website, our bandwidth and data costs have risen, but our decreased emphasis on highly labor-intensive revenue has caused our direct labor costs to decrease.

Because our cost of revenues have remained relatively flat while sale have increased, our gross profit has increased, both in dollar value and percentage of sales.

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

Financial Software and Content Systems continues to be a strong contributor to our overall revenue and gross profits. Our process has matured over the past year, and we are able to efficiently deliver high quality services to customers for a fraction of the cost to customers of having it done internally. We have established relationships with major sales channels, media networks, and financial companies, and have already seen significant results. Financial Software and Content Systems revenue was up this three month period 86% over the same period a year ago, and up 43% quarter over quarter from the first quarter 2003. All of this revenue is contractual, typically in 24-month terms, so we have a solid base of revenue in this area to grow from.

                                                              Operating Expenses
--------------------------------------------------------------------------------

Operating Expenses Summary ($000s)

                                       2003         2002       Change ($)   Change (%)
                                      -------      -------     ----------   ----------
For the 6 months ended June 30
Total operating expenses              $1,437       $1,044         $393         +38%
Breakdown:
Sales and marketing                     325          230           95          +41%
General and administrative             1,112         814          298          +37%

For the 3 months ended June 30
Total operating expenses               $740         $570          $170         +30%
Breakdown:
Sales and marketing                     166          138           28          +20%
General and administrative              574          432          142          +33%

Sales and marketing expenses increased when comparing with 2002 due to an increase in our number of sales staff. The compensation expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year.

General and administrative expenses also increased in Q2 2003 compared to the same period 2002. This increase is due to several factors. The most notable increase has been a general increase in payroll expense, which is our largest expense category. We have also had increases in amortization as the Stockhouse website asset is being amortized over three years on a straight line basis and the related server equipment leased concurrently with the Stockhouse acquisition is being amortized over two years straight line. Other increases have been in filing, regulatory, and investor relations expenses due to our inter-listing on the TSX Venture Exchange in Canada, and bad debts expense caused by our more conservative risk assessment policies on our accounts receivable. Foreign exchange loss has increased as well, as the Canadian dollar has generated value relative to the United States dollar, and the majority of our expenses, including payroll, are in Canadian dollars.

                                         Other Income (Expense) and Income Taxes
--------------------------------------------------------------------------------

Interest  and  Other  Expenses  Summary  ($000s)

                                         2003         2002
                                     ------------  ----------
  For the 6 months ended June 30
  Total interest and other expenses  $      (882)  $  814
  Breakdown:
    Cash interest expense . . . . .          (25)     (10)
    Non-cash interest expense on
      conversion of 8% convertible
      notes . . . . . . . . . . . .         (860)     (52)
    Non-cash interest expense on
      conversion of 3% convertible
      debentures. . . . . . . . . .            -     (160)
    Loss on warrants liability. . .            -      (55)
    Gain on restructuring of
      convertible notes . . . . . .            -    1,089
    Other income. . . . . . . . . .            3        2

  For the 3 months ended June 30
  Total interest and other expenses  $      (666)  $  (40)
  Breakdown:
    Cash interest expense . . . . .          (12)      (4)
    Non-cash interest expense on
      conversion of 8% convertible
      notes . . . . . . . . . . . .         (657)     (34)
    Other income. . . . . . . . . .            3       (2)


Cash interest, either already paid or payable after the quarter end, consists of interest on notes payable and capital leases. The remaining $0.860 million of interest for the first six months of 2003 is non-cash interest arising out of the conversion of the 8% convertible notes and the amortization of the debt discount on the 8% convertible notes.

Income taxes were nil in both the first six months 2003 and the same six months 2002. Due to our net loss position, we did not accrue tax in the first six months of 2003. As at the most recent year end, we had tax loss carry forwards of $5.324 million in Canada which expire in 2006, 2007, and 2008, and tax loss carry forwards of $3.144 million in the U.S. which expire in 2019, 2020, 2021, and 2022.


                                                                      Net Income
--------------------------------------------------------------------------------
The net loss for the first six months of 2003 was $1.362 million compared to a gain of $0.286 million in the first six months 2002, a decrease of $1.648 million. The decrease is due largely to the non-cash interest expense as described above, in 2003 combined with the large non-cash gain on restructuring of our convertible notes in 2002. The removal of the convertible notes from our balance sheet, which was completed in January and May 2003, should reduce the net income volatility in the future.

CRITICAL  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------

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

LIQUIDITY  AND  CAPITAL  RESOURCES
--------------------------------------------------------------------------------

We ended the second quarter of 2003 with cash and cash equivalents of $553,358, an increase of $375,282 from March 31, 2003. This compares with a net cash decrease of $74,935 in Q3 2002, a net cash increase of $468,598 in Q4 2002 and a net cash decrease of $361,894 in Q1 2003. Although we expect to generate positive cash flow from operations, we are pursuing financing to improve our working capital position and to grow the business to the greatest possible extent.

Our cash used in operations for the first six months of 2003 was $552,048. We repaid $35,332 of our convertible notes, and $47,000 in notes payable. Another use of cash was repayment of capital leases, totaling $55,619. Sources of cash included $95,745 for proceeds from exercise of warrants and stock options, and $625,281 from issuance of shares and warrants under a Short Form Offering.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. We have $223,994 of notes payable and $79,430 of capital lease obligations due within the next 12 months. As certain of these notes and capital leases, as well as certain other current liabilities are denominated in Canadian dollars, fluctuations in exchange rates with the United States can have an effect on the USD equivalent liabilities. There can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements.


CORPORATE  DEVELOPMENTS  DURING  THE  PERIOD
-----------------------------------

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

8. On April 30, 2003, we announced that we will provide Richard Ivey School of Business, financial market content, data, and applications for the use of faculty, students and alumni as a gift to the school. Ivey's students, faculty and alumni will be able to access a suite of news, market data, financial applications and turnkey solutions that present and manage quotes, charts, user portfolios, technical analysis, watch lists and much more, powered by Stockgroup's Financial Content Software System for at least the next five years.

9. On May 9, 2003, we announced with the Associated Press that they had signed Road Runner high speed internet, owned by Time Warner cable, to a licensing agreement to use AP Financial Tools, which are powered by Stockgroup's Financial Software and Content Systems.

10. On May 23, 2003, we announced that Deephaven converted the entire remaining balance of its convertible notes into common shares. The principal balance of $1.2MM was converted at a negotiated conversion price of $0.28 into 4.4MM common shares. This conversion removes all the convertible debt from our balance sheet. The conversion was done through an investor group led by U.S. Global Funds (NASDAQ:GROW), an institutional fund which acquired 2.4 million shares of Stockgroup in the transaction.

11. On June 4, 2003 and July 16, 2003, we completed our Short Form Offering equity placement in two parts. The lead underwriter was First Associates Investments Inc. The offering yielded C$1.4M in gross proceeds and aggregate net proceeds to us of approximately $0.9M USD, and was composed of 3.7M units at C$0.37, each unit consisting of one common share and one warrant. Each two warrants may be used to purchase one common share for C$0.75 until 12 months after the respective completion date. We also issued as an underwriting fee agent's options to purchase 0.4M of the same units at C$0.37 for 24 months from the completion date, and we paid 8% underwriting commissions plus we reimbursed certain expenses of the underwriter.


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

We distribute Financial Software and Content Systems through content and application syndicates, such as Yellowbrix, through channel resellers such as The Associated Press, The Canadian Press and through our own sales team. These Financial Software and Content Systems cover the entire North American market including mutual funds, commodities, and equities.

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

The Financial Software and Content Systems is delivered to customers in four different formats:

- On an Application Service Provider (ASP) basis where the content and software is hosted by us and private-labeled to the customers Internet or Intranet site
- Through our proprietary software objects residing on the customer's servers which use a proprietary Application Protocol Interface (API) to retrieve data from our servers
-    Through  secured  Extensible  Markup  Language  (XML)  channel
- Through different wireless devices and modes including: handheld devices, Short Message Service (SMS) paging, and Wireless Application Protocol (WAP) portals which have been built and maintained by us.


PUBLIC  COMPANY  DISCLOSURE  AND  AWARENESS  PRODUCTS


We have developed and own a large array of Public Company Disclosure and Awareness Products. These products are used by clients to either a) manage their investor relations and shareholder communications through their web site,
b) generate investor interest in their company, c) improve their public disclosure compliance, or d) advertise their products and services.

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

We recently launched version 2.01 of the IntegrateIR, an automated financial application that is licensed to public companies. The IntegrateIR updates the clients' regulated investor relations information automatically by private labeling this software application into the clients' corporate web site. The SEC has mandated fair disclosure policies that make our IntegrateIR especially attractive as it updates news releases, webcasts and SEC filings direct from the wire services as they happen and automatically sends the information to the client's shareholders and interested parties. The IntegrateIR helps to prevent mistakes and increase timeliness compared to having internal staff manually update these activities.

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

Advertising Sponsorship, both on Stockhouse and on Smallcapcenter, is a growing part of our business since the acquisition of Stockhouse. Stockhouse is a high traffic financial community. Research has shown that our traffic is composed of a high income demographic of active investors. This demographic is very attractive to advertisers. The Smallcapcenter demographic, which shares those characteristics, attracts a group whose interest is high-growth stocks. The combination of these two websites gives us a tremendous number of sales options.

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

SHARE  PRICE  AND  VOLUME  DATA

Our common stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999, and on the TSX Venture Exchange since December 17, 2002. Accordingly, there has been a limited public market for our common stock.

The following table sets forth high and low bid prices for our common stock on the OTC Bulletin Board for the quarterly periods ending June 30, 2002 through to June 30, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

     Quarter  Ending:     High         Low        Volume
---------------------------------------------------------

June  30,  2002         $  0.260    $  0.147    2,734,400
September  30,  2002    $  0.200    $  0.125    1,785,900
December  31,  2002     $  0.270    $  0.140    6,072,100
March  31,  2003        $  0.380    $  0.205    4,858,400
June  30,  2003         $  0.380    $  0.219    7,464,200
---------------------------------------------------------

The following table sets forth high and low bid prices for our common stock on the TSX Venture Exchange for the period from inception on December 17, 2002 to December 31, 2002, the two quarterly periods ended June 30, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

     Quarter  Ending:             High          Low       Volume
----------------------------------------------------------------

December 31, 2002 (partial)     C$  0.45     C$  0.38    181,500
March  31,  2003                C$  0.50     C$  0.31    575,300
June  30,  2003                 C$  0.49     C$  0.34    703,744
----------------------------------------------------------------

Holders

As of the date of this prospectus we had 125 registered shareholders owning 29,418,371 shares of our common stock.


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


Part  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Pacific  Capital  Markets  Inc.
We filed a statement of claim in the Supreme Court of British Columbia on January 3, 2001, against Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst. We are suing Pacific Capital Markets Inc. for $351,800 due to it under a sales contract we signed with them on September 20, 2000. We are suing the individuals named above, who are managers of Pacific Capital Markets
Inc., for general damages for misrepresentation. We are seeking payment of the $351,800 owing, plus interest, damages, costs and such further and other relief as deemed suitable by the court.

On January 12, 2001, Pacific Capital Markets Inc., James King, Rick Jeffs, and Heidi Hirst filed a Statement of Defense and Counterclaim. At the time of this filing, no settlement conferences have been held and no court date has been set.

As of July 31, 2003, no further action had been taken by either side. While we believe we have a strong case, we have not elected to aggressively pursue this litigation at this time, pending further information on the collectibility of the debt.

Stockhouse  BullBoards  Legal  Issues
We have been named in two lawsuits that we are aware of involving alleged defamation by users of our BullBoards on www.Stockhouse.com (.ca). In one case we have received written assurance from the plaintiff that we have been removed from the list of defendants due to our non-involvement in the alleged defamation. In the other case we are co-operating with the plaintiff and expect to be removed from further action without having to incur legal costs of defense. In the future we may be named in other lawsuits, although we currently are unaware of any pending. We believe that our risk of incurring losses and/or legal expenses from such lawsuits is low.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds


No unregistered securities were issued during the period covered by this report. There were no changes to any class of our securities.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There  were  no  matters  submitted  to  a  vote.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     1.  Reports  on  Form  8-K  (incorporated  by  reference  only)

          On March 31, 2003, we filed an 8-K regarding our $0.544M private placement which closed December 31, 2002.

          No  other  reports  on  form  8-K  have  been  filed  in  2003.

          31  (a)  CEO  Section  302  Certification
              (b)  CFO  Section  302  Certification

          32  (a)  CEO  Section  906  Certification
              (b)  CFO  Section  906  Certification

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may, "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Risk Factors" in the Form 10K for the year ended December 31, 2002. Stockgroup Information Systems Inc. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP  INFORMATION  SYSTEMS  INC.
(Registrant)

Date:  August 14, 2003             By:  /s/  David  Gillard,  CGA
                                   ---------------------------------------------
                                   Chief  Financial  Officer,  Secretary  &
                                   Treasurer