Form 10QSB
period 2003-09-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2003-11-14
CIK 1054097

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,124,971

Transitional Small Business Disclosure Format (check one): Yes: ___ No: _X_

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Stockgroup Information Systems Inc.

FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

3

CONSOLIDATED BALANCE SHEETS

3

CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONSOLIDATED STATEMENTS OF CASH FLOWS

5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

12

Item 4. Disclosure Controls and Procedures

24
Part II. OTHER INFORMATION

25

Item 1. Legal Proceedings

25

Item 2. Changes in Securities

25

Item 4. Submission of Matters to a Vote of Security Holders

25

Item 6. Exhibits and Reports on Form 8-K

26

FORWARD LOOKING STATEMENTS AND RISK FACTORS

26

SIGNATURES

27

Exhibit 31(a) SECTION 302 CERTIFICATIONS

28

Exhibit 32(a) Section 906 Certification

30

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED - Expressed in U.S. Dollars)

[See Note 1 – Nature of Business and Basis of Presentation]

September 30,

December 31,

2003

2002

-----------

------------

ASSETS

CURRENT

Cash and cash equivalents

$

860,064

$

539,970

Marketable securities

2,709

1,198

Accounts receivable [net of allowances for doubtful

   accounts of $106,522; December 31, 2002 $40,866]

353,502

169,675

Prepaid expenses

80,523

102,118

-----------

--

-------------

TOTAL CURRENT ASSETS

$

1,296,798

$

812,961

Property and equipment, net

$

380,171

$

638,665

-----------

--

-------------

$

1,676,969

$

1,451,626

===========

==

=============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT

Accounts payable

$

284,396

$

313,272

Accrued payroll liabilities

67,374

109,930

Deferred revenue

327,020

320,900

Current portion of capital lease obligation

58,905

103,205

Current portion of notes payable

-

95,371

Current portion of convertible notes (note 2)

-

81,328

-------------

-------------

TOTAL CURRENT LIABILITIES

$

737,695

$

1,024,006

Capital lease obligation

-

31,844

Notes Payable

-

159,787

Convertible notes (note 2)

-

1,486,806

-------------

-------------

TOTAL LIABILITIES

$

737,695

$

2,702,443

-------------

-------------

COMMITMENTS AND CONTINGENCIES (note 6)

SHAREHOLDERS’ EQUITY (DEFICIENCY) (note 3)

COMMON STOCK, No Par Value

Authorized shares - 75,000,000

Issued and outstanding shares – 31,081,371

 at Sept 30, 2003 [19,552,596– December 31, 2002]

$

12,919,159

$

9,203,235

ADDITIONAL PAID-IN CAPITAL

3,099,314

2,987,331

ACCUMULATED DEFICIT

(15,079,199)

(13,441,383)

-----------

--

-------------

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)

$

939,274

$

(1,250,817)

-------------

-------------

$

1,676,969

$

1,451,626

===========

==

=============

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED - Expressed in U.S. Dollars)

Three Months Three Months    Nine Months    Nine Months

Ended        Ended            Ended         Ended

September    September       September      September

30, 2003

30, 2002

30, 2003

30, 2002

------------

------------

------------

------------

REVENUE

Revenues

$

745,801

$

563,481

$

2,036,044

$

1,413,425

Cost of revenues

150,529

222,129

484,215

555,635

------------

------------

-------------

------------

Gross profit

$

595,272

$

341,352

$

1,551,829

$

857,790

EXPENSES

Sales and marketing

$

220,877

$

135,930

$

545,692

$

365,441

Product Development

9,341

25,687

24,243

62,864

General and administrative

630,677

432,314

1,727,564

1,209,362

------------

------------

------------

------------

$

860,895

$

593,931

$

2,297,499

$

1,637,667

------------

------------

------------

------------

LOSS FROM OPERATIONS

$

(265,623)

$

(252,579)

$

(745,670)

$

(779,877)

Interest income

134

19

134

187

Interest expense ordinary

(8,803)

(8,603)

(33,450)

(18,485)

Interest on conversion of

8% convertible notes (note 2)

-

(33,966)

(860,351)

(86,296)

Interest on conversion of

3% convertible debentures

-

-

-

(160,209)

Loss on warrants liability

-

-

-

(55,000)

Gain on restructuring

of convertible notes

-

-

-

1,088,586

Other income

(1,604)

(15,307)

1,521

(13,028)

------------

------------

------------

------------

NET LOSS

$

(275,896)

$

(310,436)

$

(1,637,816)

$

(24,122)

============

============

============

============

BASIC AND DILUTED

LOSS PER SHARE:

Net loss

$

(0.01)

$

(0.02)

$

(0.07)

$

0.00

============

============

============

============

Weighted average shares

outstanding for the period

29,246,784

15,880,948

24,688,123

13,518,419

============

============

============

============

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - Expressed in U.S. Dollars)

Nine Months

Nine Months

Ended

Ended

September

September

30, 2003

30, 2002

OPERATING ACTIVITIES

------------

------------

Net income (loss)

$

(1,637,816)

$

(24,122)

Add (deduct) non-cash items

Amortization

286,353

148,822

Gain on restructuring of convertible notes

-

(1,088,586)

Loss on warrants liability

-

55,000

Effective interest on convertible notes and debentures

860,351

246,505

Bad debt expense (recovery)

65,656

(35,587)

Common stock issued for services

-

177,712

Stock based compensation

-

45,936

Unrealized foreign exchange (gain) loss

23,761

(3,718)

------------

------------

$

(401,695)

$

(478,038)

Net changes in non-cash working capital

Marketable securities

(1,511)

19,461

Accounts receivable

(249,483)

28,688

Prepaid expenses

21,595

17,722

Accounts payable

(28,874)

(61,926)

Accrued payroll liabilities

(42,556)

(67,529)

Accrued interest on notes payable

(23,763)

2,878

Deferred revenue

6,120

117,150

------------

------------

CASH USED IN OPERATIONS

$

(720,167)

$

(421,594)

------------

------------

FINANCING ACTIVITIES

Issuance of common stock and warrants (net)

840,559

390,920

Proceeds on exercise of warrants

581,775

-

Proceeds on exercise of stock options

12,420

-

Issuance of notes payable

-

97,034

Repayment of convertible debt

(35,332)

(100,000)

Repayment of notes payable

(255,158)

-

Repayment of capital lease obligation

(76,144)

(6,509)

Repayment of bank indebtedness

-

(5,168)

------------

------------

CASH PROVIDED BY FINANCING

$

1,068,120

$

376,277

------------

------------

INVESTING ACTIVITIES

Property and equipment (net)

(27,859)

(11,172)

Proceeds on disposition of property and equipment

1,243

------------

------------

CASH USED IN INVESTING

$

(27,859)

$

(9,929)

------------

------------

INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS

320,094

(55,246)

Cash and cash equivalents, beginning of period

539,970

126,618

------------

------------

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

860,064

$

71,372

============

============

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Stockgroup Information Systems Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine Months Ended September 30, 2003

(UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the “Company”) is a financial media and technology company that provides various financial software solutions, tools, content and services to media, corporate, and financial services companies. The Company employs proprietary technologies that enable its clients to provide financial data streams and news combined with fundamental, technical, productivity, and disclosure tools to their customers, shareholders, and employees in a cost effective manner. The Company also provides Internet communications products for publicly traded companies and an online research center for the investment community through its Stockhouse and Smallcapcenter financial web sites.

The Company was incorporated under the laws of Colorado on December 6, 1994.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

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

The Company incurred an operating loss of $745,670 for the nine months ended September 30, 2003, and had working capital of $559,103 as at September 30, 2003. We have accumulated a deficit of 15,079,199 as at September 30, 2003.  Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of equity and debt private placements. The Company is continuing to seek other sources of financing in order to grow the business to the greatest possible extent. There are no assurances that the Company will be successful in achieving its goals.

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

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

2. CONVERTIBLE NOTES

-----------------------------------------------------------------------------------------

September 30, 2003

December 31, 2002

-----------------------------------------------------------------------------------------

8% Convertible notes, maturing December 31, 2005

Principal

$

-

$

1,704,000

Unamortized debt discount

-

(135,866)

-----------------------------------------------------------------------------------------

Subtotal

$

-

$

1,568,134

Current portion

-

81,328

Long Term Portion

-

1,486,806

========================================================================================

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

At September 30, 2003, in addition to the 31,081,371 common shares outstanding, there were also 2,491,700 stock options and 9,126,928 warrants outstanding, exercisable for 5,366,513 common shares.

Issues of common shares for the nine-month period ended September 30, 2003 are summarized as follows:

On January 28, 2003, 1,228,075 common shares were issued pursuant to a conversion of $392,984 of principal of convertible notes at $0.32.

On February 3, 2003 100,000 common shares were issued pursuant to a conversion of $50,000 of principal of convertible notes at $0.50.

During Q1 2003, 335,100 common shares were issued pursuant to exercises of warrants at $0.25 for gross proceeds of $83,775.

On March 28, 2003, 4,800 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $720.

On April 24, 2003, 75,000 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $11,250.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

On May 12 and May 28, 2003, a total of 4,380,000 common shares were issued pursuant to a conversion of $1,225,684 of principal of convertible notes at $0.28.

On June 4, 2003, 2,746,800 units at C$0.37 were issued(approximately $0.27), for gross proceeds of C$1,016,316 (approximately $748,723) under a Short Form Offering.  Each unit consists of one common share and one non-transferable share purchase warrant.  Each two warrants are exercisable at C$0.75 (approximately $0.55) until June 4, 2004.  We also issued Agent Options to acquire 274,680 units, exercisable at C$0.37 until June 4, 2005.

On July 16, 2003, 996,000 units at C$0.37 were issued(approximately $0.27), for gross proceeds of C$368,520 (approximately $268,920) under a Short Form Offering. Each unit consists of one common share and one half of one non-transferable share purchase warrant. Each whole Warrant is exercisable at C$0.75 (approximately $0.55) until July 16, 2004.

On August 11, 2003, 3,000 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $450.

On September 30, 2003, 1,660,000 common shares were issued pursuant to the exercise of warrants at $0.30, for gross proceeds of $498,000.

Stock Options

The Company's 1999, 2000, 2001, and 2002 Stock Option Plans (collectively the "Plans") authorize a total of 3,389,978 common shares for issuance.  Activity under the Plans is set forth below.

------------------------------------------------------------------------------------------

Options Outstanding

------------------------------------------

Weighted

Shares

Average

available

Number of

Price per

Exercise

for grant

shares

share

Price

------------------------------------------------------------------------------------------

Balance at December 31, 2002

898,278

2,602,700

$ 0.12 - 0.59

$0.20

Options exercised

-

(82,800)

0.15

0.15

Options forfeited

-

(28,200)

0.15 – 0.31

0.21

------------------------------------------------------------------------------------------

Balance at September 30, 2003

898,278

2,491,700

$0.12 - 0.59

$0.20

==========================================================================================

The Company has discontinued the issuance of options under the 1999, 2000, 2001 and 2002 Stock Option Plans and is in the process of replacing them with a new 2003 Stock Option Plan.  Options outstanding in the old Plans continue to be exercisable as vested until exercised or forfeited, however if forfeited they are no longer available for future issuance.  The 2003 Plan contains 3,300,000 options has been approved by shareholder vote and is pending approval by the TSX Venture Exchange.  No options have been issued under the 2003 Plan as of September 30, 2003.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Warrants

As at September 30, 2003, common stock issuable pursuant to warrants outstanding is as follows:

------------------------------------------------------------------------------------------

 Warrants

 Warrants

Outstanding

Warrants Warrants

 Warrants

Outstanding

  Exercise   Expiry

At January

 Issued  Exercised Forfeited

At September  Price

 Date

  1, 2003

 30, 2003

     #

   #

 #

     #

     #

   $

-----------------------------------------------------------------------------------------

Series 1

281,818

-

-

-

281,818

3.00

March 31, 2005

Series 3A

500,000

-

-

-

500,000

0.25

July 31, 2005

Series 3B

300,000

-

-

-

300,000

0.50

July 31, 2005

Series 4(1)

2,000,000

-

 1,995,100

4,900

 -

0.30

Sept 30, 2003

Series 5

250,000

-

-

250,000

-

0.30

Sept 15, 2003

Series 6

1,701,875

-

-

-

1,701,875

0.22

Dec 31, 2003

Series 7

150,000

-

-

-

150,000

0.16

Dec 31, 2003

Series 8

-

1,373,400

-

-

1,373,400

0.55

June 4, 2004

Series 9

-

274,680

-

-

274,680

0.27

June 4, 2005

Series 10

-

137,340

-

-

137,340

0.55

June 4, 2004

Series 11

-

498,000

-

-

498,000

0.54

July 16,2004

Series 12

-

99,600

-

-

99,600

0.27

July 16,2005

Series 13

-

49,800

-

-

49,800

0.54

July 16,2004

-----------------------------------------------------------------------------------------

5,183,693

2,432,820

1,995,100

254,900

5,366,513

=========================================================================================

(1) On March 30, 2003 the expiry date on the Series 4 warrants was extended from March 30, 2003 to September 30, 2003, and the exercise price was changed from $0.25 to $0.30.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures compensation expense for all of its Stock Option Plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure provisions of Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).

The following table provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense:

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

For the three months ended

For the nine months ended

September

September

September

September

30, 2003

30, 2002

30, 2003

30, 2002

Net loss – as reported

$

(275,896)

$

(310,436)

$

(1,637,816)

$

(24,122)

Add:  Stock-based

  employee compensation

  expense included

  in reported net

  income

-

7,058

-

45,936

Deduct: Stock-based

  employee compensation

  expense determined

  under the fair value-

  based method

  for all awards

(4,213)

(13,143)

(17,113)

(258,746)

-------------

-------------

--------------

-------------

Net income – pro forma

$

(280,109)

$

(316,521)

$

(1,654,931)

$

(236,932)

=============

=============

==============

=============

Net income per share

  As reported

$

(0.01)

$

(0.02)

$

(0.07)

$

0.00

  Pro forma

(0.01)

(0.02)

(0.07)

(0.02)

For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the stock options’ vesting period.

The pro forma effects of applying SFAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as the number of stock options and the vesting schedules thereof vary widely from quarter to quarter.  No options were granted during the nine months ended September 30, 2003.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

For the three and nine months ended

September 30, 2003

September 30, 2002

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

For the three months ended

For the nine months ended

September

September

September

September

30, 2003

30, 2002

30,2003

30, 2002

Public Company

Disclosure and

Awareness Products

$

443,776

$

360,692

$

1,209,737

$

888,058

Financial Software and

Content Systems

302,025

202,789

826,307

525,367

----------------------------------------------------------------------------------------

$

745,801

$

563,481

$

2,036,044

$

1,413,425

========================================================================================

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

During the first nine months of 2003 and 2002 the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue.

6. COMMITMENTS AND CONTINGENCIES

The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain advertising services. The Company delivered the requested services throughout October and November 2000; however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. No court date has been set at this time. Although management currently believes the outcome of the litigation will be in the Company’s favour, they have not elected to aggressively pursue the litigation at this time. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations as the litigation is resolved.

In addition, the company is subject to various other legal matters in the ordinary course of business.  It is not possible at this time to predict with any certainty the outcome of such litigation.  Management believes that the ultimate resolution of these matters would not have a material effect on the Company’s financial position or results of operations.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").  FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued.  The disclosure provisions of FIN 45 are effective for financial statements of interim periods ending after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision’s about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the benefits of the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For existing variable interest entities created or acquired prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition; however, it does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability  (or an asset in some circumstances).  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.  For existing financial instruments created before the effective date, any impact upon the adoption of SFAS 150 shall be reported as a cumulative effect of a change in an accounting principle.  The Company has not yet completed its analysis of SFAS 150; however, it believes that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

The results of the first nine months of 2003 are a product of our continued focus on improving the balance sheet and obtaining high quality sales customers and partners for our Financial Software and Content Systems.  We continued to acquire additional twelve and twenty-four month customers for our Financial Software and Content Systems, which will continue to grow our recurring revenue stream.

Overall sales are up from Q3 2002 on both a three-month and nine-month basis. We continue to adapt to the changes in the markets.

Revenue and Gross Profits

-------------------------------------------------------------------------------------------------------------------

Revenue Summary ($000s)

2003

2002

Change ($)

Change (%)

-----------

----------

----------

----------

For the 9 months ended September 30

Total revenues

$

2,036

$

1,413

$

623

+44%

Breakdown of major categories:

Public Company Disclosure…

1,210

888

322

+36%

Financial Software and Content…

826

525

301

+57%

For the 3 months ended September 30

Total revenues

$

746

$

563

$

183

+33%

Breakdown of major categories:

Public Company Disclosure…

444

360

84

+23%

Financial Software and Content…

302

203

99

+49%

Our Public Company Disclosure and Awareness Products (PCDAP) revenue stream contains the revenue generated by the Stockhouse Web sites. Due to complex weaving of our existing services in with the new Stockhouse services, we are not able to ascertain the revenue which can be directly attributable to Stockhouse, even on an approximate basis. We believe that the Stockhouse asset gives us an overall benefit because it gives our existing services added credibility and exposure, and gives us an alternative outlet for promoting and selling certain of our services. We acquired the Stockhouse web property late June 2002. Aggregate monthly revenue for the nine-month period ended September 30, 2003 was $528K, compared with $313K for the same period 2002, and increase of $215K. In addition to the increase in revenue from monthly agreements, we had an increase in one-off services of $107K, for a total increase year over year of $322K. The increase from one-off services was not from any one customer or industry, but rather, we believe from a combination of the attention we gained from the acquisition of Stockhouse, a general market improvement, repeat business, increased selling efforts by our existing sales team and the addition of 4 new members to our sales team.

Financial Software and Content Systems revenue has grown at a steady rate due to its long- term contractual nature.  As new clients are added, the effect on revenue is felt incrementally over time rather than immediately.  This gives us a good base of revenue, which will recur for the life of the contract. Aggregate monthly revenue for the nine-

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

month period ended September 30, 2003 was $715K, compared with $511K for the same period in 2002, an increase of $204K. In addition to the increase in revenue from monthly agreements, we had an increase in setup fee amortization and other development fees of $97K. The combined increase from our monthly revenues, setup fee amortization and other development was $301K year over year.

Cost of Revenues and Gross Profit Summary ($000s)

2003

2002

Change ($)

Change (%)

-----------

----------

----------

----------

For the 9 months ended September 30

Total cost of revenues

$

484

$

556

$

(72)

-13%

Gross profit

1,552

858

694

+81%

Gross margin %

76%

61%

+15%

For the 3 months ended September 30

Total cost of revenues

$

151

$

222

$

(71)

-32%

Gross profit

595

341

254

+74%

Gross margin %

80%

61%

+19%

Our cost of revenues consists of bandwidth, data feeds, advertising purchased for resale, and direct production labor. With the acquisition of Stockhouse, a high traffic Website, our bandwidth and data costs have risen, but our decreased emphasis on highly labor-intensive revenue such as programming and web site design has caused our direct labor costs to decrease.

Because our cost of revenues have decreased while sales have increased, our gross profit has increased, both in dollar value and percentage of sales.

Operating Expenses

-------------------------------------------------------------------------------------------------------------------

Operating Expenses Summary ($000s)

2003

2002

Change ($)

Change (%)

-----------

----------

----------

----------

For the 9 months ended September 30

Total operating expenses

$

2,297

$

1,638

$

659

+40%

Breakdown:

Sales and marketing

546

365

181

+50%

Product Development

24

63

(39)

-62%

General and administrative

1,727

1210

517

+43%

For the 3 months ended September 30

Total operating expenses

$

861

$

594

$

267

+45%

Breakdown:

Sales and marketing

221

136

85

+63%

Product Development

9

26

(17)

-65%

General and administrative

631

432

142

+46%

Sales and marketing expenses increased by $181K for the nine month period ended September 30, 2003 when comparing with 2002 due primarily to an increase in the number of sales staff from 10 to 14 full time members. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year.

General and administrative expense increased by a total of $517K for the nine-month period ended September 30, 2003 compared to the same period 2002. This increase is due to several factors, most notably an increase in payroll expense, which is our largest expense category. The increase in payroll of $196K is attributable to upgrades to our skill level and not an increase in number of staff, and is partly offset by a decrease in consulting

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

expense of ($125K). We have also had an increase in amortization of $147K as the Stockhouse Web site asset is being amortized over three years on a straight line basis, and the related server equipment leased concurrently with the Stockhouse acquisition is being amortized over two years straight line. Filing, regulatory, and investor relations expenses combined for a $19K increase, due to our inter-listing on the TSX Venture Exchange in Canada. Bad debts expense increased by $101K, due to increased risk on our accounts receivable from PCDAP. Foreign exchange rate changes have caused an increase in our expenses by $170K, as the Canadian dollar has gained value relative to the United States dollar, and the majority of our expenses, including payroll, are in Canadian dollars. Various other general and administrative expenses not mentioned above increased year over year by a combined $9K. The Stockhouse acquisition in June 2002 did not have a material impact on our general and administrative expenses.

Other Income (Expense) and Income Taxes

-------------------------------------------------------------------------------------------------------------------

Interest and Other Expenses Summary ($000s)

2003

2002

-----------

----------

For the 9 months ended September 30

Total interest and other expenses

$

(892)

$

755

Breakdown:

Cash interest expense

(34)

(19)

Non-cash interest expense on

  conversion of 8% convertible

  notes

(860)

(86)

Non-cash interest expense on

  conversion of 3% convertible

  debentures

-

(160)

Loss on warrants liability

-

(55)

Gain on restructuring of

  convertible notes

-

1,088

Other income

2

(13)

For the 3 months ended September 30

Total interest and other expenses

$

(10)

$

(58)

Breakdown:

Cash interest expense

(9)

(9)

Non-cash interest expense on

  conversion of 8% convertible

  notes

(34)

Other income

(1)

(15)

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Cash interest, either already paid or payable after the quarter end, consists of interest on notes payable and capital leases.  The remaining $860K of interest for the first nine months of 2003 is non-cash interest arising out of the conversion of our 8% convertible notes and the related acceleration of the amortization of the debt discount. The conversions in January and May, 2003 were done at discounted conversion rates, producing a deemed interest expense equal to the difference between the fair value of the shares that could be acquired at the original conversion price of $0.50 and the fair value of the shares that could be acquired at the discounted conversion rate in each event of conversion. The total of the deemed interest expense arising from the discounted conversion rate for the first three quarters of 2003 was $724K. After the restructuring of the notes in February 2002, we had a debt discount that was subject to accretion over the period ended December 31, 2003. At the time of each conversion the pro-rata portion of the unamortized debt discount was immediately expensed according to the portion of the  principal of the notes converted. The acceleration of the amortization of the debt discount produced a total interest expense over the first three quarters 2003 of $136K.

Income taxes were nil in both the first nine months 2003 and the same nine months 2002.  Due to our net loss position, we did not accrue tax in the first nine months of 2003. As at the most recent year end, we had tax loss carry forwards of $5.324 million in Canada which expire in 2006, 2007, and 2008, and tax loss carry forwards of $3.144 million in the U.S. which expire in 2019, 2020, 2021, and 2022.

Net Income

-------------------------------------------------------------------------------------------------------------------

The net loss for the first nine months of 2003 was $1.638 million compared to a loss of $0.024 million in the first nine months 2002, a decrease of $1.614 million.  The decrease is due largely to the non-cash interest expense as described above, in 2003 combined with the large non-cash gain on restructuring of our convertible notes in 2002.  The removal of the convertible notes from our balance sheet, which was completed in January and May 2003, should reduce the net income volatility in the future.

CRITICAL ACCOUNTING POLICIES

-------------------------------------------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue

Public Company Disclosure and Awareness Products consist of investor relations Web page tools, client profiling on our investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services.  These services are sold either individually or bundled together into comprehensive programs.

Investor relations Web page tools, sold under the name IntegrateIR, are delivered to the client’s investor relations page of their Web site via an Internet data feed, in real time and on a continuous basis for an agreed period of time, normally 12 months.  Revenue is recognized evenly, according to the agreed fixed rate, on a monthly basis once the IntegrateIR data feed has been activated.  Setup fees, if any, are recognized ratably over the initial term of the agreement, on a monthly basis.

Client profiling on our investment-oriented Web sites consists of continuous or rotating client profiles on various specialized Web pages within Stockhouse.com, Smallcapcenter.com and Investormarketplace.com.  Delivery of these profiles is based either on a certain

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

number of days appearing on the Web pages or a certain quantity of page views, profile view or click-throughs, depending on the agreement.  A page view is a single instance of an Internet user viewing the page which contains the client’s name and/or logo.  A profile view is a single instance of an Internet user clicking on the client’s profile link.  A click-through is a single instance of an Internet user clicking on the client’s profile and being redirected to the client’s Web site.  Revenue is recognized on such client profile programs based on delivery, and delivery is organized and measured to equal the agreed monthly fee in each month the client is profiled on the Web pages.

E-mail services are mailings to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets.  Each transmittal is called a flight.  E-mail services may be bought on a per-flight basis, for which revenue is recorded when the flight occurs, or on a fixed-fee monthly basis in which the client receives access to a fixed number of flights per month. We record the revenue on the fixed-fee monthly e-mail services on a pro rata basis over the term of the agreement.

Sponsorships consist of special mention or other information about a client which is attached prominently to the header section of our daily news recap e-mail mailings.  Sponsorships are sold either on a per-day basis, for which revenue is recorded on the day the client’s sponsorship message is attached to the daily news recap mailing, or on a fixed-fee monthly basis in which the client receives access to a fixed number of days’ sponsorship per month.

Internet advertising services on our Web sites are delivered and revenue earned on a page-view basis, as this term is defined above.  Advertising insertion orders are obtained from clients and advertisements are delivered in a set rotation on www.stockhouse.com, www.smallcapcenter.com, and others.  At the end of certain specified period, usually monthly, the client is given a page-view delivery report and billed according to the number of page-views delivered.

Financial Software and Content Systems consists of real time, time delayed and wireless quotes and charts, company profiles, investment data and technical analysis. Revenue from set up fees, periodic maintenance fees and contractual monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the contract term, which is typically 24 months.

All Financial Software and Content Systems services are delivered via an Internet data feed from our Web servers to the clients’ sites on a continuous real time basis.  Revenue begins to be earned on the day the data feed is activated and begins to deliver content to the client site. Revenue is earned on a fixed monthly fee, with some clients paying a page-view overage fee over a certain number of page-views.  The page-view overages, if any, are billed to the client and recorded on a monthly basis as they occur and usually represent a small portion of the overall monthly fee from each customer.

All sources of revenue is recorded pursuant to SAB 101 Revenue Recognition in Financial Statements, when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectibility is reasonably assured.  Pursuant to EITF 00-21 Revenue Arrangements with Multiple Deliverables, when the services are provided in a multiple elements arrangement, revenue is allocated to each respective deliverable based on its relative fair value and recognized when the criteria under SAB 101 have been met.

We are not subject to specific performance criteria that would give rise to refund rights for services we provide.

Payments received in advance of services provided are recorded as deferred revenue.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Cost of Revenues

Cost of revenues are recorded if the cost relates directly to the services we sell or to our revenue-generating Web sites, namely Stockhouse.com/ca/au, Smallcapcenter.com, and InvestorMarketPlace.com. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor.  Data feeds are a key component of many of our Financial Software and Content Systems services, as well as a key input into our revenue-generating Web sites. Bandwidth is consumed by our revenue-generating Web sites, by our Financial Software and Content Systems services, by our IntegrateIR service, and by our e-mail mailing services.  Direct advertising purchases relate to Internet advertising purchases for the purpose of promoting a client or clients’ feature on one of our Web sites.  Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.  Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized.  All other costs of revenues are recognized in the period incurred.

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

Amortization of property and equipment is on a straight-line basis over the asset’s estimated useful life.

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

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------------------------------------------

We ended the third quarter of 2003 with cash and cash equivalents of $860,064, an increase of $306,706 from June 30, 2003. This compares with a net cash decrease of $74,935 in Q3 2002, a net cash increase of $468,598 in Q4 2002, a net cash decrease of $361,894 in Q1 2003, and a net cash increase of $375,282 in Q2 2003. Although we expect to generate positive cash flow from operations, we are pursuing financing to improve our working capital position and to grow the business to the greatest possible extent.

Our cash used in operations for the first nine months of 2003 was $704,333. We repaid $35,332 of our convertible notes, and $270,994 in notes payable.  Another use of cash was repayment of capital leases, totaling $76,144. Sources of cash included $594,195 for

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

proceeds from exercise of warrants and stock options, and $840,559 from issuance of shares and warrants under a Short Form Offering.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. We have $58,905 of capital lease obligations due within the next 12 months. As certain of these capital leases, as well as certain other current liabilities are denominated in Canadian dollars, fluctuations in exchange rates with the United States can have an effect on the USD equivalent liabilities. There can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements.

CORPORATE DEVELOPMENTS DURING THE PERIOD

-------------------------------------------------------------------------------------------------------------------

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

3.

On January 31, 2003, we announced that Amro International had converted its remaining balance of $0.4 million of its convertible debenture. The debt was converted into stock at $0.32/share as part of a negotiation between Amro and Stockgroup to eliminate Amro’s debt. Our outstanding long-term debt has been reduced from $1.7 million to $1.2 million.

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

6.

On March 18, 2003, we launched a financial resource portal for one of Canada’s leading securities dealers, National Bank Financial. National Bank Financial's newly launched customized financial solution will provide online market data products for their clients. The complete suite of market data tools will benefit their clients by providing them with market data research tools such as, Stock Screeners, Mutual Fund Screeners, Technical stock analysis, Market Indices, Stock Charts, Stock Watch Lists, Portfolio Managers, Market Movers, Scrolling Tickers and much more.

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

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

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

9.

On May 9, 2003, we announced with the Associates Press that they had signed Road Runner high speed internet, owned by Time Warner cable, to a licensing agreement to use AP Financial Tools, which are powered by Stockgroup’s Financial Software and Content Systems.

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

11.

On June 4, 2003 and July 16, 2003, we completed our Short Form Offering equity placement in two parts.  The lead underwriter was First Associates Investments Inc.  The offering yielded C$1.4M in gross proceeds and aggregate net proceeds to us of approximately $0.9M USD, and was composed of 3.7M units at C$0.37, each unit consisting of one common share and one warrant.  Each two warrants may be used to purchase one common share for C$0.75 until 12 months after the respective completion date.  We also issued as an underwriting fee agent’s options to purchase 0.4M of the same units at C$0.37 for 24 months from the completion date.

12.

On July 22, 2003, we launched a new software tool, which provides a solution for public companies to comply with new Security and Exchange commission rules for website postings of insider trading activity.

13.

On July 31, 2003, we announced a licensing agreement with Octagon Capital. Stockgroup will license Octagon Capital financial content for their website provided through Stockgroup’s Financial Content System. Octagon is a national, independent brokerage firm catering to the financial needs of corporate, private and institutional clients.

14.

On September 5, 2003, we announced the elimination of substantially all of our debts through the early payment of all outstanding notes. The balance of US$223,994 was eliminated.

15.

On September 18, 2003, we announced with The Canadian Press that they have signed licensing agreements with five new clients. CP has added two new Mutual Fund companies, MacKenzie Financial and Altamira. Also added were Research Capital, a leading brokerage firm and two publishers, Quebec City’s Le Soleil and Canada’s largest publisher, Sun Media Group. Stockgroup’s Financial Content Software System will provide in depth equity information for all of these customers, such as Quotes, Exchange information, Money Markets and much more.

16.

On September 24, 2003, we announced with The Associated Press that they have signed a licensing agreement with its first Major Member Newspaper, the St Petersburg Times. As a result of the agreement, the Times will license a suite of news, market data and financial applications powered by Stockgroup’s Financial Content Software System.

17.

On September 30, 2003, we announced a licensing agreement with Path 1 Network Technologies Inc. Path 1 will license Stockgroup’s IntegrateIR Software system. Path 1 Network Technologies Inc. is the pioneer and industry leader in providing broadcast quality video-over-IP networks.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

DESCRIPTION OF BUSINESS MODEL

GENERAL

Stockgroup is a financial media and technology company.  Our revenue streams can be categorized into two service divisions:

- Financial Software and Content Systems

- Public Company Disclosure & Awareness Products

PRODUCTS AND SERVICES

Our understanding of Internet based financial technology and media has enabled us to leverage our products and services to enter new markets and secure new clients. Using a common integrated technology platform, we have developed two main revenue sources: Financial Content and Software Applications and Public Company Disclosure & Awareness Products and Advertising.

Financial Software and Contents Systems

We have developed proprietary financial applications and tools we license to clients.  The clients for Financial Software and Content Systems come from many different industries, such as news media, banks and credit unions, stock brokerages, leasing, insurance and others. We provide the tools on a private-labeled basis, and they are typically sold in licensing contracts of 24 months.  These long-term contracts generate stable, recurring revenue streams.

Many of the tools are data-feed driven.  We either feed data from our own aggregated databases or from third parties.  The advantage of using the Stockgroup tools is that the customer is able to receive data and information from a variety of different feeds all from point of contact and at a fraction of the cost of purchasing all feeds individually.  Also, in most cases we add value by customizing, filtering and sorting data in the configuration the customer wants.  We are able to use our economies of scale and automation to give a service that is efficiently delivered, customized, and at a substantial costs savings to having the customer build and manage it internally.

Examples of some of the providers of third-party data feeds include Marketguide, Comtex, Multex and North American Quotations.

We distribute financial tools through content and application syndicates, such as Yellowbrix, through channel resellers such as The Associated Press, The Canadian Press, Comtex News Network, and through our own direct sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities and equities.

We have built and maintain our proprietary data processing solution that aggregates the multiple feeds, translates and builds a common database infrastructure. Our system then cleans, filters and maintains the data for use by our various data-driven services. We have a sophisticated server and security system which runs this content/data management system.  The data is streamed continuously in real time to our proprietary software applications and our client Web sites.

The following are just a few of our over 25 Financial Software and Content Systems services:

  Real-time stock quotes on major U.S. exchanges;

  North American 20-minute delayed stock quotes and indices;

  Portfolio management, live portfolio updates and wireless portfolio updates;

  Most active stock updates;

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

•

  Stock watch lists;

  Company fundamentals, regulatory filings;

  Daily stock market winners/losers, most actives;

  Company profiles, stock screening (investment data) and technical stock analysis; and

  Employee stock option calculations.

The Financial Software and Content Systems applications are delivered to customers in four different formats:

•

  On a hosted basis where the content and private-labeled interface is hosted by Stockgroup and streamed to the customers’ Internet or Intranet site;

  Through our proprietary software objects residing on the customers’ servers which use a proprietary interface to retrieve data from our servers;

  Through a secured Internet channel to a client’s proprietary interface; or

  Through different wireless devices and modes including handheld devices, pagers and portals which have been built and maintained by us.

Public Company Disclosure and Awareness Products

We have developed and own a large array of Public Company Disclosure and Awareness Products.  These services are used by clients to either(a) manage their investor relations and shareholder communications through their Web site, (b) generate awareness for their company and their stock, (c) improve their U.S. and Canadian public disclosure compliance by automatically posting press releases and other disclosure items on their Web site or (d) advertise their products and services.

Products and services offered in this service area include the IntegrateIR software system, Investor Marketplace, E-Mail News Blasts, Sector Supplements, Stockhouse @ The Bell sponsorship, Smallcap Express sponsorship, Web site advertising and other online investor marketing services.  These services are either sold individually or as bundled comprehensive programs.

Public companies are increasingly outsourcing these activities because they lack the internal skills and resources or because it is more effective and cost efficient than in-house development and maintenance. We offer a ‘one-stop shopping’ package for corporate clients and provide everything from news release tracking and postings to quarterly streaming conference calls. Our understanding of this market segment and focus has resulted in a highly specialized bundle of services including: private label quotes, charts and database tools for building relationships with shareholders and traffic reports to track investor usage of Web sites and inquiries.

Our IntegrateIR system represents a whole new way to manage shareholder communications and reach new investors. The IntegrateIR is an investor relations Web page and email management system that functions as a software application – giving the Investor Relations Officer and Chief Financial Officer desktop control over the investor relations portion of their Web site. In addition to standard features, such as dynamic quotes and charts, the IntegrateIR provides powerful new tools that automate the client’s online disclosure activities including publishing their press releases, publishing of regulatory filings and distributing information requested by shareholders, all on a real-time, automated basis.

Other awareness services for public companies include the following:

Investor Marketplace (IMP), a Web page which is actively marketed through advertising to draw readers, where companies can be featured online to prospective investors.  Being featured on the IMP enables customers to get their name, profile and Internet link in front of a large investor audience that they may not otherwise be able to attain.

E-mail Services sold under the names Stockhouse News Blast, Special Situation Alert, and NewsHotline, which are e-mail services used by our clients to disseminate their news

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

releases and other client-supplied information to a select list of investors.  Our e-mail address lists consist of subscribers who have opted to receive our mailings and confirmed their subscription a second time, a process known as “double opt-in”.  We take great care to ensure that recipients actually want the e-mails we send them.  Our policies regarding e-mail exceed the requirements of U.S. and Canadian unsolicited e-mail laws and other private agencies who attempt to regulate, filter, and prevent the use of unsolicited e-mail.

Sector Supplements, which are a spotlight feature on a certain industry sector, such as energy, mining, biotech or technology, are an effective exposure tool for companies.  In a Sector Supplement investors are drawn to a Web site that features up to 15 companies and contains industry-specific news and information.  Investors who visit this Web site can view each of the featured companies’ profiles, request information or link directly to the client’s own Web site.

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

Advertising, which is shown in various positions on Stockhouse.com and Smallcapcenter.com on a prescribed rotation, is another way for clients to get the attention of a targeted investor audience.  Potential investors who see the advertisement can ‘click through’ the ad to get to a jump page which can include the client’s own description of their company or product.

The StockHouse network (StockHouse.com/.ca/.au) offers content aggregation from hundreds of sources, a comprehensive equities database and the Internet’s first syndicated message forums, the BullBoards™. The three Web sites attract investors in a number of global markets, including the USA, Canada and Australia.

COMPETITION

The market for our Internet products and services is relatively new and has been highly fragmented, but we have seen a trend toward consolidation of the market in recent months.  We compete intensely with other companies providing similar services to us.  Many of those services are commodity-like and not easily differentiated.  Our competition includes direct competitors such as Big Charts and Pinnacor, as well as general-purpose Internet portals such as Yahoo! and AOL, who provide financial and investment research information.  We also compete with companies such as CCBN and Shareholder.com for the sale of our IntegrateIR disclosure and awareness services.  Our competition in the advertising market includes other financial and business related Web sites such as TheStreet.com and Globeandmail.com.  We expect our competitors to remain strong as the Internet industry further consolidates.

CORPORATE BACKGROUND

We are a United States reporting public company incorporated in 1994 and registered in Colorado. Our shares are quoted on the OTCBB under the symbol “SWEB” and our head office is in Vancouver, British Columbia, Canada.

We operated from 1995 to 1997 as a profitable financial Internet technology and media company that offered proprietary financial news and tools to investors and companies.

We used our experience and the funds from a public offering in spring of 1999 to provide the foundation for the development and initial marketing of our services.  In October 1999 we launched Smallcapcenter.com.  At that time we believed that a subscription/advertising model centering around Smallcapcenter was viable.  While parts of this business model did not prove to be profitable, the exercise of building Smallcapcenter and its related investment tools gave us certain experience and skills, and a suite of service products to

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

sell commercially.  Smallcapcenter is still a portal for the investment community, and its drawing power is a driver to many of our investor awareness services.  It also serves as a development and testing ground for new financial software tools being developed by us on a day-to-day basis.

From late 1999 to early 2001 we were hired to create enterprise Web sites for eStockAnalyst, AsiaXis, eDepositCenter, and OnMark on a contract basis.  These contracts produced revenue of between $150K and $800K each, which was a significant amount of revenue for us, but they also took between three and six months each to complete and added instability in our cost structure.  In early 2001 we decided that this E-Business Solutions division would be de-emphasized in favor of other areas with more profit potential, namely Financial Content and Software Applications and Public Company Disclosure and Awareness Products.

From 2000 to 2001 we expanded our awareness and disclosure service line to include Sector Supplements and automated investor relations Web page tools such as the IntegrateIR.  We already had a public company customer base, so the transition into this area was a natural extension of our core competencies.

We entered the Financial Content and Software Applications market late in 2000 by licensing our proprietary financial software tools, content and applications to customers who need to offer financial information to their customers or improve their content offering.  We had access to an array of customers through our internal sales team as well as our reseller channels.  Our content and software application model is attractive to customers because it is a comprehensive and cost effective alternative to in-house development.

Early in 2001, as the market for our products and services evolved, it became apparent to us where the most profitable and sustainable areas of the business were.  They were Financial Content and Software Applications and Public Company Disclosure and Awareness Products (including IntegrateIR and other awareness and disclosure services).  Once these were identified, a more streamlined and stable cost structure was introduced and our profitability and cash flow began to improve.

On June 24, 2002, under an agreement with StockHouse Media Corporation, we acquired a 65% interest in the Web site and certain related assets to run the StockHouse brand Web sites.  We issued 2,080,000 common shares in exchange for the interest in the Stockhouse Media Corporation assets and we control and manage the operations of the assets.  Due to certain provisions in the agreement, we have the option of acquiring the remaining 35% of the assets for between 920,000 and 1,120,000 of our common shares based on a revenue/profit formula.  The transaction was completed with an arms length party, although one of the principals of StockHouse Media Corporation has since become one of our directors.

Prior to that agreement StockHouse Media Corporation spent approximately $30 million on its technology, brand and business development, ultimately becoming established as one of the leading online financial communities.

That transaction provided several key benefits to us including the addition of the Stockhouse brand product line to our service offering and the integration of assets into our business. The assets include Web site software systems databases and programs needed to run Stockhouse.com.

On July 23, 2002 we became a reporting issuer in Canada and on December 17, 2002, we were listed and began trading on the TSX Venture Exchange in Canada.

Our corporate Web site is www.stockgroup.com.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

SHARE PRICE AND VOLUME DATA

Our common stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999, and on the TSX Venture Exchange since December 17, 2002. Accordingly, there has been a limited public market for our common stock.

The following table sets forth high and low bid prices for our common stock on the OTC Bulletin Board for the quarterly periods ending September 30, 2002 through to September 30, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:

High

Low

Volume

------------------------------------------------------------------------------------------

September 30, 2002

$

0.200

$

0.125

1,785,900

December 31, 2002

$

0.270

$

0.140

6,072,100

March 31, 2003

$

0.380

$

0.205

4,858,400

June 30, 2003

$

0.380

$

0.219

7,464,200

September 30, 2003

$

0.400

$

0.260

13,125,600

------------------------------------------------------------------------------------------

The following table sets forth high and low bid prices for our common stock on the TSX Venture Exchange for the period from inception on December 17, 2002 to December 31, 2002, the three quarterly periods ended September 30, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:

High

Low

Volume

------------------------------------------------------------------------------------------

December 31, 2002 (partial)

C$

0.45

C$

0.38

181,500

March 31, 2003

C$

0.50

C$

0.31

575,300

June 30, 2003

C$

0.49

C$

0.34

703,744

September 30, 2003

C$

0.52

C$

0.33

1,019,500

------------------------------------------------------------------------------------------

Holders

As of the date of this filing we had 80 registered shareholders and 2,000 other beneficial owners with shares on deposit with brokerage house, owning a total of 31,124,971 shares of our common stock.

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

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

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

As of October 29, 2003, no further action had been taken by either side.  While we believe we have a strong case, we have not elected to aggressively pursue this litigation at this time, pending further information on the collectibility of the debt.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)

On September 18, 2003, the Company held its annual general meeting in Vancouver, British Columbia.

(b)

The existing board of directors was re-elected in its entirety.

(c)

Votes were also cast to

(i)

Appoint Ernst & Young LLP as the Company’s auditors on the 2003 annual financial statements

(ii)

Approve the 2003 Stock Option Plan

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

(iii)

Give the Board authority to split or consolidate the Company’s common shares without shareholder approval, unless otherwise prohibited under the Company’s Articles of Incorporation, Amended Bylaws, or the laws of the State of Colorado.

Votes were cast as set out in the table below.

YES

NO

ABSTAIN

Election of directors

Marcus New

17,871,462

0

25,372

Craig Faulkner

17,867,562

0

29,272

Leslie Landes

17,870,662

0

26,172

Lee deBoer

17,848,562

0

48,272

David Caddey

17,873,562

0

23,272

Jeff Berwick

17,873,562

0

23,272

Appointment of Ernst & Young LLP

17,850,809

0

46,025

Approval of 2003 Stock Option Plan

9,264,040

197,383

38,153

Authorize Board to split or

  Consolidate shares

17,731,076

113,105

55,653

Item 6. Exhibits and Reports on Form 8-K

1.  Reports on Form 8-K (incorporated by reference only)

On March 31, 2003, we filed an 8-K regarding our $0.544M private placement which closed December 31, 2002.

No other reports on form 8-K have been filed in 2003.

31

(a)

CEO Section 302 Certification

(a)

CFO Section 302 Certification

32

(a)

CEO Section 906 Certification

(b)

CFO Section 906 Certification

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Risk Factors" in the Form 10K for the year ended December 31, 2002. Stockgroup Information Systems Inc. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.

(Registrant)

Date: November 13, 2003

By:  /s/ David Gillard, CGA

---------------------------------------------

Chief Financial Officer, Secretary & Treasurer

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Exhibit 31(a) SECTION 302 CERTIFICATIONS

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

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financials statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  November 13, 2003

/s/  Marcus New

Marcus New

Chief Executive Officer

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Exhibit 31(b) Section 302 Certification

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

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financials statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  November 13, 2003

/s/  David Gillard

David Gillard, CGA

Chief Financial Officer

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Exhibit 32(a) Section 906 Certification

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stockgroup Information Systems Inc. (the "Company") on Form 10-QSB for the period ending September 30,  2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marcus New, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to the best of my knowledge:

(1) The Report fully complies with the requirements of § 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Marcus New

Marcus New
Chief Executive Officer

November 13, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2003

Exhibit 32(b) Section 906 Certification

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Stockgroup Information Systems Inc. (the "Company") on Form 10-Q for the period ending September 30,  2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Gillard, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to the best of my knowledge:

(1) The Report fully complies with the requirements of § 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Gillard

David Gillard
Chief Financial Officer

November 13, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.