Form 10KSB
STOCKGROUP INFORMATION SYSTEMS INC
filed 2004-03-12
CIK 1054097

CONFORMED SUBMISSION TYPE:      10KSB

PUBLIC DOCUMENT COUNT:

CONFORMED PERIOD OF REPORT:     20031231

FILED AS OF DATE:               20040311

FILER:

        COMPANY DATA:

              COMPANY CONFORMED NAME:                 STOCKGROUP INFORMATION SYSTEMS INC

              CENTRAL INDEX KEY:                      0001054097

              STANDARD INDUSTRIAL CLASSIFICATION:     SERVICES-ADVERTISING [7310]

              IRS NUMBER:                             841379282

              STATE OF INCORPORATION:                 CO

              FISCAL YEAR END:                        1231

        FILING VALUES:

              FORM TYPE:              10KSB

              SEC ACT:

              SEC FILE NUMBER:

              FILM NUMBER:

        BUSINESS ADDRESS:

              STREET 1:               SUITE 500 - 750 W PENDER STREET

              STREET 2:               VANCOUVER BRITISH COLUMBIA

              CITY:                   CANADA V6C 2T7

              STATE:                  A2

              BUSINESS PHONE:         6043310995

        MAIL ADDRESS:

              STREET 1:               SUITE 500 - 750 W PENDER STREET

              STREET 2:               VANCOUVER BRITISH COLUMBIA

              CITY:                   CANADA V6C 2T7

              STATE:                  A2

  FORMER COMPANY:

FORMER CONFORMED NAME:

  STOCKGROUP COM HOLDINGS INC

DATE OF NAME CHANGE:

  20010920

        FORMER COMPANY:

              FORMER CONFORMED NAME:  I TECH HOLDINGS INC

              DATE OF NAME CHANGE:    19990506

</SEC-HEADER>

<DOCUMENT>

<TYPE>10KSB

<SEQUENCE>1

<DESCRIPTION>ANNUAL REPORT

<TEXT>

Form 10-KSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: 3,020,399

The aggregate market value of common equity held by non-affiliates of the registrant as of March 9, 2004 was approximately $9.7 million.

The number of shares outstanding of the registrant’s common equity, as of March 9, 2004 was 32,648,721.

Documents incorporated by reference: none

Transitional Small Business Disclosure Format (check one):Yes []; No [x]

STOCKGROUP INFORMATION SYSTEMS INC.

FORM 10-KSB

For The Fiscal Year Ended December 31, 2003

PART I

Item 1. Business

GENERAL

Stockgroup is a financial media and technology company.  We license financial market data and tools, which our customers use on their Web sites.  We also operate Stockhouse.com and Stockhouse.ca.  All of our services are delivered via the Internet.

PRODUCTS AND SERVICES

We have experience and understanding of Internet-based financial technology and media.  Using a common technology infrastructure, we have developed two main revenue sources: Financial Software and Content Systems and Public Company Disclosure & Awareness Products.

Financial Software and Contents Systems

We have developed proprietary financial applications and tools we license to clients.  The clients for Financial Software and Content Systems come from many different industries, such as news media, banking, stock brokerages, leasing, insurance and others. We provide the tools on a private-labeled basis, and they are typically sold in licensing contracts of 24 months.  These long-term contracts generate stable, recurring revenue streams.

Many of the tools are data-feed driven.  We either feed data from our own aggregated databases or from third parties.  The advantage of using the Stockgroup tools is that the customer is able to receive data and information from a variety of different feeds all from point of contact and at a fraction of the cost of purchasing all feeds individually.  We also add value by customizing, filtering and sorting data in the configuration the customer wants.  We are able to use our economies of scale and automation to give a service that is efficiently delivered and customized, and at a substantial costs savings to having the customer build and manage it internally.

Examples of some of the providers of third-party data feeds include Zacks, Reuters, Marketguide, Comtex, Multex, Bell Globe Media and North American Quotations.

We sell financial tools through content and application syndicates, such as YellowBrix, through channel resellers such as The Associated Press, The Canadian Press, and through our own direct sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities and equities.

We have built and maintain our proprietary data processing solution that aggregates the multiple feeds, translates and builds a common database infrastructure. Our system then cleans, filters and maintains the data for use by our various data-driven services. We have a sophisticated server and security system which runs this content/data management system.  The data is streamed continuously in real time to our proprietary software applications and our client Web sites, intranets, and print publications.

The following are just a few of our over 25 Financial Software and Content Systems services:

  Real-time stock quotes on major U.S. exchanges;

  North American 20-minute delayed stock quotes and indices;

  Stock portfolio management, live portfolio updates and wireless portfolio updates;

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

  Through software objects residing on the customers’ servers which use a proprietary interface to retrieve data from our servers;

  Through a secured Internet channel to a client’s proprietary interface; or

  Through different wireless devices and modes including handheld devices, pagers and portals which have been built and maintained by us.

Public Company Disclosure and Awareness Products

We have developed and own a large array of Public Company Disclosure and Awareness Products.  These services are used by clients to either (a) manage their investor relations and shareholder communications through their Web site, (b) generate awareness for their publicly listed company, (c) improve their U.S. and Canadian public disclosure compliance by automatically posting press releases and other disclosure items on their Web site or (d) advertise their products and services.

Products and services offered in this service area include the IntegrateIR investor relations Web page system, Investor Marketplace, News Blast, Sector Supplement, Internet advertising and other online investor marketing services.  These services are either sold individually or as bundled comprehensive programs.

Public companies are increasingly outsourcing the Internet portion of their investor relations and awareness activities.  In some cases this is because they lack the internal skills and resources, and in other cases it is more effective and cost efficient than in-house development and maintenance. Our understanding of this market segment has enabled us to develop a highly specialized bundle of services including: private label quotes, charts and database tools for building relationships with shareholders, and traffic reports to track investor usage of Web sites and inquiries.

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

E-mail Services sold under the names Stockhouse News Blast, Special Situation Alert, and NewsHotline, which are purchased by our clients to help them disseminate their news releases and other information to a select list of investors.  Our e-mail lists consist of subscribers who have opted to receive our mailings and confirmed their subscription a second time, a process known as ‘double opt-in’.  We take great care to ensure that recipients actually want the e-mails we send them.  Our policies regarding e-mail exceed the requirements of U.S. and Canadian unsolicited e-mail laws and other private agencies who attempt to regulate, filter, and prevent the use of unsolicited e-mail.

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

Advertising, which is shown on Stockhouse.com and Stockhouse.ca on a prescribed rotation, is another way for clients to get the attention of a targeted investor audience, or to establish a brand presence or sales of their products.

The Stockhouse network offers content aggregation from hundreds of sources, a comprehensive equities database and the Internet’s first syndicated message forums, the BullBoards™. The three Web sites attract investors in a number of global markets, including the USA, Canada and Australia.

COMPETITION

The market for our Internet products and services is relatively new and has been highly fragmented, but we have seen a trend toward consolidation of the market in recent months.  We compete intensely with other companies providing similar services to us.  Many of those services are commodity-like and not easily differentiated.  Our competition includes direct competitors such as Big Charts and CBS MarketWatch, as well as general-purpose Internet portals such as Yahoo! and AOL, who provide financial and investment research information.  We also compete with companies such as CCBN and Shareholder.com for the sale of our IntegrateIR disclosure and awareness services.  Our competition in the advertising market includes other financial and business related Web sites such as TheStreet.com and Globeandmail.com.  We expect our competitors to remain strong as the Internet industry further consolidates.

CORPORATE BACKGROUND

We are a United States reporting public company incorporated in 1994 and registered in Colorado. Our shares are quoted on the OTCBB under the symbol “SWEB” and are listed on the TSX Venture Exchange under the symbol SWB.  Our head office is in Vancouver, British Columbia, Canada.

From 1995 to 1999 we operated a financial markets publishing business and Web site aimed at small and micro-cap clients.  It was essentially a smaller-scale version of what we do today with Stockhouse.

We used the funds from a public offering in the spring of 1999 to provide the foundation for the development and mass marketing of our services.  In October 1999 we launched Smallcapcenter.com.  At that time we believed that a subscription/ advertising model centering around small cap content was viable.  While parts of this business model did not prove to be profitable, the exercise of building Smallcapcenter and its related investment tools gave us certain experience and skills, and a suite of service products to sell commercially.

From 2001 to 2002 we expanded our awareness and disclosure service line to include Sector Supplements and automated investor relations Web page tools such as the IntegrateIR.  We already had a public company customer base, so the transition into this area was a natural extension of our core competencies.

We entered the Financial Software and Content Systems market late in 2000 by licensing our proprietary financial tools, content and applications to customers who need to offer financial information to their customers or improve their content offering.  We had access to an array of customers through our internal sales team as well as our reseller channels.  Our licensed content model is attractive to customers because it is a comprehensive and cost effective alternative to in-house development.

On June 24, 2002, under an agreement with Stockhouse Media Corporation, we acquired a 65% interest in the Web site and certain related assets to run the Stockhouse brand Web sites.  We issued 2,080,000 common shares in exchange for the interest in the Stockhouse Media Corporation assets and we control and manage the operations of the assets and receive the revenue to our account.  Due to certain provisions in the agreement, we have the option of acquiring the remaining 35% of the assets for between 920,000 and 1,120,000 of our common shares based on a revenue/profit formula.  The transaction was completed with an arms length party, although one of the principals of Stockhouse Media Corporation has since become one of our directors.

That transaction provided several key benefits to us including the addition of the Stockhouse brand product line to our service offering and the integration of assets into our business.   The assets include Web site software systems, databases and programs needed to run Stockhouse.com.

On July 23, 2002 we became a reporting issuer in Canada and on December 17, 2002, we were listed and began trading on the TSX Venture Exchange in Canada.

Our corporate Web site is www.stockgroup.com.

EMPLOYEES

As of December 31, 2003, we employed 37 people on a full-time basis and 2 people on a part-time basis.  None of our employees are subject to collective bargaining agreements. We have never had a work stoppage.  We believe relations with employees are good.

REGULATORY ISSUES

We are not subject to governmental regulation in our Internet publishing efforts, nor do we know of any pending legislation or regulation which may impose regulatory requirements on our Internet activities.  We believe that we are in compliance in all material respects with all laws, rule, regulations and requirements that affect our business, and that compliance with such laws, rule, regulations and requirements does not impose a material impediment on our ability to conduct our business.

SUBSIDIARIES

We own 100% of the issued and outstanding voting common shares of 579818 B.C. Ltd., which is an intermediary holding company with no activity and which wholly owns Stockgroup Media Inc., a British Columbia corporation.  Stockgroup Media Inc. is our Canadian operating company, and is the company where significantly all of our current and future planned operations reside.  Stockgroup Media Inc. owns 50% of Stockscores Analytics Corp., a British Columbia corporation with limited activity at this time and no material impact on us.  In addition, we wholly own Stockgroup Systems Ltd., a Nevada Corporation, which is our U.S. operating company, and Stockgroup Australia Pty Ltd, an Australia Corporation, which is our Australia operating company.  Both Stockgroup Systems Ltd. and Stockgroup Australia Pty Ltd. have very limited operation, no salaried employees, and no material assets.

RESEARCH AND DEVELOPMENT

We do not conduct research.  During 2002 we invested approximately $78,792 in development activities related to new services.  During 2003 our development activities were minimal.  Our development consists of programming and design hours related to new services for later marketing and sale.  During 2002 the major service products we built were the initial line of Financial Software and Content Systems services.  We continue to develop new Financial Software and Content Systems services, albeit at a slower pace than in previous years as we already have a core set of services in place.

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

Item 2. Description of Property

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

We own the domain names www.stockhouse.com, www.stockhouse.ca, www.stockhouse.au, www.stockgroup.com, www.smallcapcenter.com, www.investormarketplace.com and others.  We believe our ownership of these domain names gives us adequate protection over them and we intend to continue to keep them in our possession.

We own trademarks in the United States on “Stockhouse”, “@ The Bell”, “Investors Click Here”, “Smallcapcenter” and related logos.  We have no other significant registered trademarks as of the date of this filing.  We may pursue other trademarks in the future.

We protect our other intellectual property through a combination of trademark law, trade secret protection and confidentiality agreements with our employees, customers, independent contractors, agents and vendors. We pursue the registration of our domain names, trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line.  We create some of our own content and obtain the balance of our content from third parties. It is possible that we could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and we may be subject to claims from our licensors. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the future. We enter into confidentiality agreements with our employees and independent consultants and have instituted procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of others from whom we license content. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against us. The legal status of intellectual property on the Internet is currently subject to various uncertainties as legal precedents have not been set and are still to be determined in many areas of Internet law.

LEASEHOLD

Our corporate offices are composed of one floor of leased space located in the center of Vancouver’s business community. We also hold a lease in New York and rent an office in Toronto on a month to month basis. Our facilities are fully used for current operations, with the exception of the New York facility, which is currently being subleased to a tenant.

City

Monthly Payment

Lease Term

Expiry Date

Vancouver

C$

23,647 (US$18,297)

7 years

June 2006

New York

$

9,180

7 years

August 2006

New York sublease

$

(9,180)

3 years

April 2004

Toronto

C$

5,000 (US$3,869)

N/A

N/A

EQUIPMENT

We have made an investment in servers and computer equipment required for our Web site.  We have dedicated staff assigned to maintenance and support of these operations.

Item 3. Legal Proceedings

We are currently involved in litigation in British Columbia Supreme Court with a former customer, Pacific Capital Markets Inc. or PCMI, to collect amounts owing pursuant to a contract entered into in September, 2000. The defendant provided a $100,000 deposit and contracted us to provide certain lead generation services. We delivered the requested services throughout October and November, 2000, however, the defendant defaulted on all additional payments. We are suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of the date of this filing no further action had been taken by either party and no court date has been set. Although we currently believe the outcome of the litigation will be in our favor, we have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in our statement of operations as the litigation is resolved.

We have been named as a defendant in a lawsuit in Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis.  The plaintiffs have brought the action seeking damages for defamation in the amount of C$100,000 plus pre-judgment interest.  The alleged defamation was caused by certain members of our Bull Boards investment discussion forum on www.stockhouse.com/ca.  We have responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. We expect to be released from this litigation without incurring significant expense.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

MARKET INFORMATION

Our common stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999, and on the TSX Venture Exchange since December 17, 2002. Accordingly, there has been a limited public market for our common stock.

The following table sets forth high and low bid prices for our common stock on the OTC Bulletin Board for the quarterly periods ended March 31, 2002 through to December 31, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended

High

Low

Volume

------------------------------------------------------------------------

March 31, 2002

$

0.400

$

0.140

5,509,300

June 30, 2002

$

0.260

$

0.147

2,734,400

September 30, 2002

$

0.200

$

0.125

1,785,900

December 31, 2002

$

0.270

$

0.140

6,072,100

March 31, 2003

$

0.380

$

0.205

4,858,400

June 30, 2003

$

0.380

$

0.219

7,464,200

September 30, 2003

$

0.400

$

0.260

13,125,600

December 31, 2003

$

0.380

$

0.250

7,794,000

------------------------------------------------------------------------

The following table sets forth high and low bid prices for our common stock on the TSX Venture Exchange for the period from inception on December 17, 2002 to December 31, 2002, and the four quarterly periods ended December 31, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended

High

Low

Volume

-------------------------------------------------------------------------------------

December 31, 2002 (partial)

C$

0.45 (US$0.29)

C$

0.38 (US$0.24)

181,500

March 31, 2003

C$

0.50 (US$0.33)

C$

0.31 (US$0.21)

575,300

June 30, 2003

C$

0.49 (US$0.35)

C$

0.34 (US$0.24)

703,744

September 30, 2003

C$

0.52 (US$0.38)

C$

0.33 (US$0.24)

1,019,500

December 31, 2003

C$

0.51 (US$0.38)

C$

0.34 (US$0.26)

575,900

-------------------------------------------------------------------------------------

The closing price of our stock on the OTC Bulletin Board on March 9, 2004 was $0.33, and on the TSX Venture Exchange on March 9, 2004 was C$0.41.

Our equity history is as follows:

------------------------------------------------------------------------------------------------------

Shares

Shares

Underlying

Underlying

Outstanding

Outstanding

Outstanding

Shares

Warrants

Options

------------------------------------------------------------------------------------------------------

Balance

  December 31, 2002

19,552,596

5,183,693

2,602,700

Net issued (cancelled/

  exercised) during

  2003

12,946,125

(1,669,055)

(222,100)

Balance

  December 31, 2003

32,498,721

3,514,638

2,380,600

Issued between

  January 1, 2004 and

  date of this filing

150,000

-

(538,500)

Balance on date of

  this filing

32,648,721

3,514,638

2,919,100

------------------------------------------------------------------------------------------------------

Percentage of

  outstanding shares

10%

9%

------------------------------------------------------------------------------------------------------

During 2003 we issued 12,946,125 shares of common stock, representing 66% of the outstanding stock at the beginning of 2003.  We ended 2003 with 32,498,721 shares outstanding.  Since then we have issued 150,000 shares pursuant to the exercise of stock options, for a total outstanding balance of 32,648,721 shares.  We ended 2003 with 3,514,638 shares of common stock reserved for issuance upon the exercise of outstanding warrants, and 2,380,600 shares reserved for issuance upon the exercise of non-qualified stock options. Since the end of 2003, 150,000 options have been exercised, leaving 2,230,600 outstanding as of the date of this filing.

HOLDERS

On December 31, 2003, we had 186 holders of record, which does not include approximately 2,000 beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDENDS

We have not declared, and do not foresee declaring, any dividends now or into the foreseeable future.

Item 6.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS – FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

The key external influence that affected our business in 2003 was the activity in, and growth of, the North American stock markets.  The growth of the stock markets in 2003 indicates optimism on the part of the investing public.  With optimism in the financial markets comes opportunities for public companies to engage in share offerings and other fund raising activities.  It is companies in that fund raising stage who typically engage us to provide advertising services.  The other effect of a positive stock market is on our Financial Software and Content Systems.  We have found that both current and potential clients are more likely to engage us to provide financial tools and content for their Internet Web sites and intranets when there is popular interest in the financial markets.  Finally, our Internet financial community at Stockhouse has become more active with the increased interest in the financial markets in 2003.  The increased traffic at Stockhouse drives our ability to provide advertising services.

Revenue and Gross Profits

------------------------------------------------------------------------------------------

Revenue Summary ($000s)

2003

2002

Change ($)

Change (%)

-----------

----------

----------

----------

For the year ended December 31

Total revenues

$

3,020

$

1,965

$

1,055

+54%

Breakdown of major categories:

Public Company Disclosure…

1,851

1,209

642

+53%

Financial Software and Content…

1,169

756

413

+55%

Our Public Company Disclosure and Awareness Products (PCDAP) revenue stream contains the revenue generated by the Stockhouse Web sites. Due to complex weaving of our existing services in with the new Stockhouse services, we are not able to ascertain the revenue which can be directly attributable to Stockhouse. We believe that the Stockhouse asset gives us an overall benefit because it gives our existing services added credibility and exposure, and gives us an alternative outlet for promoting and selling certain of our services. We acquired the Stockhouse web property late June 2002.

Revenue from monthly agreements for PCDAP services for the year ended December 31, 2003 was $750K, compared with $440K for 2002, an increase of $310K. In addition to the increase in revenue from monthly agreements, we had an increase in one-off PCDAP services of $332K, for a total increase year over year of $642K. The increase from one-off services was not from any one customer or industry, but rather, we believe from a combination of the support we gained from the acquisition of Stockhouse, a general market improvement, increased selling efforts by our existing sales team and the addition of 4 new members to our PCDAP sales team.

Financial Software and Content Systems (FSCS) revenue has grown at a steady rate due to its long-term, contractual nature.  As new clients are added, the effect on revenue is felt incrementally over time rather than immediately.  This gives us a good base of revenue, which will recur for the life of the agreements. Revenue from monthly agreements for FSCS services for the year ended December 31, 2003 was $998K, compared with $735K for the same period in 2002, an increase of $263K. In addition to the increase in revenue from monthly agreements, we had an increase in setup fee amortization and other development fees of $150K. The combined increase from our monthly revenues, setup fee amortization and other development was $413K year over year.

Cost of Revenues and Gross Profit Summary ($000s)

-----------------------------------------------------------------------------------------

2003

2002

Change ($)

Change (%)

-----------

----------

----------

----------

For the year ended December 31

Total cost of revenues

$

638

$

707

$

(69)

-10%

Gross profit

2,383

1,258

1,125

+89%

Gross margin %

79%

64%

+15%

Our cost of revenues consists of bandwidth, data feeds, advertising purchased for resale, and direct production labor. With the acquisition of Stockhouse, a high traffic Website, our bandwidth costs have risen from $78K in 2002 to $138K in 2003.  Our data costs have risen from $394K in 2002 to $456K in 2003, due mainly to the addition of certain feeds in 2002 and early 2003.  Our decreased emphasis on highly labor-intensive revenue such as programming and web site design has caused our direct labor costs to decrease from $180K in 2002 to $12K in 2003.  Other direct costs decreased from $55K in 2002 to $32K in 2003 due to one-time adjustments to our product mix.

Because our cost of revenues has decreased while sales have increased, our gross profit has increased, both in dollar value and percentage of sales.

Operating Expenses

-----------------------------------------------------------------------------------------

Operating Expenses Summary ($000s)

2003

2002

Change ($)

Change (%)

-----------

----------

----------

----------

For the year ended December 31

Total operating expenses

$

3,119

$

2,266

$

853

+38%

Breakdown:

Sales and marketing

851

475

376

+79%

General and administrative

2,268

1,791

477

+27%

Sales and marketing expenses increased by $376K for 2003 when comparing with 2002, due primarily to an increase in the number of sales staff from 10 to 15 full time members throughout the year. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year.

General and administrative expense increased by a total of $477K for 2003 compared to 2002. This increase is due to several factors, most notably an increase in payroll expense, which is our largest expense category. The increase in payroll of $320K is attributable to both upgrades to our skill level and an increase in number of staff, and is partly offset by a decrease in consulting expense of ($152K). We have also had an increase in amortization of $150K as the Stockhouse Web site asset is being amortized over three years on a straight line basis, and the related server equipment leased concurrently with the Stockhouse acquisition is being amortized over two years straight line. Filing, regulatory, and investor relations expenses combined for a ($62K) decrease. Bad debts expense increased by $19K, due to increased risk on our accounts receivable from PCDAP. Foreign exchange rate changes have caused an increase in our expenses by $193K, as the Canadian dollar has gained value relative to the United States dollar, and the majority of our expenses, including payroll, are in Canadian dollars. Various other general and administrative expenses not mentioned above increased year over year by a combined $28K. The Stockhouse acquisition in June 2002 did not have a material impact on our general and administrative expenses other than amortization as described above.

Other Income (Expense) and Income Taxes

------------------------------------------------------------------------------------------------------

Interest and Other Expenses Summary ($000s)

2003

2002

-----------

----------

For the year ended December 31

Interest income

$

3

$

0

Interest expense

(896)

(320)

Loss on warrants liability

-

(55)

Gain on restructuring of convertible notes

-

1,089

Other income (expense)

1

(13)

------------

------------

Total interest and other gain (loss)

$

(892)

$

701

------------

------------

Breakdown of interest expense:

Cash interest

(36)

(40)

Non-cash interest on

  conversion of 8% convertible

  notes

(860)

(120)

Non-cash interest expense on

  conversion of 3% convertible

  debentures

-

(160)

------------

------------

Total interest expense

$

(896)

$

(320)

------------

------------

Cash interest consists of interest on capital leases and notes payable.  The non-cash interest of $860K for 2003 arose from the conversion of our 8% convertible notes and the related acceleration of the amortization of the debt discount. The conversions in January and May, 2003 were done at discounted conversion rates, producing a deemed interest expense equal to the difference between the fair value of the shares that could be acquired at the original conversion price of $0.50 and the fair value of the shares that could be acquired at the discounted conversion rate in each event of conversion. The total of the deemed interest expense arising from the discounted conversion rate for the year 2003 was $724K. After the restructuring of the notes in February 2002, we had a debt discount that was subject to accretion over the period ended December 31, 2003. At the time of each conversion the pro-rata portion of the unamortized debt discount was immediately expensed according to the portion of the principal of the notes converted. The acceleration of the amortization of the debt discount produced a total interest expense for the year 2003 of $136K.

Income taxes were nil in both 2003 and 2002.  Due to our net loss position, we did not accrue tax in 2003. As at December 31, 2003, we had tax loss carry forwards of $4,836K in Canada which expire as follows:

2006

$

2,088K

2007

$

2,289K

2008

$

  459K

As at December 31, 2003, we had tax loss carry forwards of $3,459K in the U.S. which expire as follows:

2019

$

1,173K

2020

$

1,494K

2021

$

  135K

2022

$

  342K

2023

$

  315K

Net Income

------------------------------------------------------------------------------------------------------

The net loss for 2003 was $1,628K compared to a net loss of $307K in 2002, a increase in net loss of $1,321K.  The change in that loss is due largely to the non-cash interest expense as described above, in 2003, combined with the large non-cash gain on restructuring of our convertible notes in 2002.  The removal of the convertible notes from our balance sheet, which was completed in January and May 2003, should reduce the net income volatility in the future.

LIQUIDITY AND CAPITAL RESOURCES

We ended 2003 with cash and cash equivalents of $1,400K, an increase of $860K from December 31, 2002.  Our cash from (used in) operations for the past 4 quarters is as follows:

Q1 2003

($330K)

Q2 2003

($222K)

Q3 2003

($152K)

Q4 2003

 $288K

We raised $1,734K in equity financing during 2003.  We finished the year with no long term debt.  We have $41K in capital lease payments due in the first 6 months of 2004.

We have not yet sought to obtain a bank line of credit, nor do we have immediate plans to do so.  Our cash balance is expected to provide enough liquidity to help us through the next stage of our growth and to finance any planned asset acquisitions, including computer hardware upgrades.  We plan to acquire between $250K and $500K in computer hardware during 2004, which will be leased wherever possible.  Where leasing is not practical we will purchase hardware with cash or finance it with bank term loans.

We do not foresee declaring any cash dividends in the immediate future.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase.  There is a risk that our current cash balance will not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues.  See the Risks section of this document for additional risk areas.

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

Client profiling on our investment-oriented Web sites consists of continuous or rotating client profiles on various specialized Web pages within Stockhouse.com, Smallcapcenter.com and Investormarketplace.com.  Delivery of these profiles is based either on a certain number of days appearing on the Web pages or a certain quantity of page views, profile views or click-throughs, depending on the agreement.  A page view is a single instance of an Internet user viewing the page which contains the client’s name and/or logo.  A profile view is a single instance of an Internet user clicking on the client’s profile link.  A click-through is a single instance of an Internet user clicking on the client’s profile and being redirected to the client’s Web site.  Revenue is recognized on such client profile programs based on delivery, and delivery is organized and measured to equal the agreed monthly fee in each month the client is profiled on the Web pages.

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

Internet advertising services on our Web sites are delivered and revenue earned on a page-view basis, as this term is defined above.  Advertising insertion orders are obtained from clients and advertisements are delivered in a set rotation on www.stockhouse.com, www.stockhouse.ca, and others.  At the end of certain specified period, usually monthly, the client is given a page-view delivery report and billed according to the number of page-views delivered.

Financial Software and Content Systems consists of real time, time delayed and wireless quotes and charts, company profiles, investment data and technical analysis. Revenue from set up fees, periodic maintenance fees and contractual monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the contract term, which is typically 24 months.

All Financial Software and Content Systems services are delivered via an Internet data feed from our Web servers to the clients’ sites on a continuous real time basis.  Revenue begins to be earned on the day the service is activated and begins to deliver content to the client site. Revenue is earned on a fixed monthly fee, with some clients paying a page-view overage fee over a certain number of page-views.  The page-view overages, if any, are billed to the client and recorded on a monthly basis as they occur and usually represent a small portion of the overall monthly fee from each customer.

All sources of revenue are recorded pursuant to SAB 101 Revenue Recognition in Financial Statements, when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectibility is reasonably assured.  Pursuant to EITF 00-21 Revenue Arrangements with Multiple Deliverables, when the services are provided in a multiple elements arrangement, revenue is allocated to each respective deliverable based on its relative fair value and recognized when the criteria under SAB 101 have been met.

We are not subject to specific performance criteria that would give rise to refund rights for services we provide.

Payments received in advance of services provided are recorded as deferred revenue.

Cost of Revenues

Cost of revenues is recorded if the cost relates directly to the services we sell or to our revenue-generating Web sites, namely Stockhouse.com/ca/au, Smallcapcenter.com, and InvestorMarketPlace.com. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor.  Data feeds are a key component of many of our Financial Software and Content Systems services, as well as a key input into our revenue-generating Web sites. Bandwidth is consumed by our revenue-generating Web sites, by our Financial Software and Content Systems services, by our IntegrateIR service, and by our e-mail mailing services.  Direct advertising purchases relate to Internet advertising purchases for the purpose of promoting a client or clients’ feature on one of our Web sites.  Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.  Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized.  All other costs of revenues are recognized in the period incurred.

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

Contingencies

From time to time, we are subject to proceedings, lawsuits and other claims related to labor and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. We use professional judgment, legal advice, and estimates in the assessment of outcomes of contingencies.  The amounts of reserve required, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

CORPORATE DEVELOPMENTS DURING THE YEAR

A synopsis of corporate highlights for 2003 is as follows:

On January 22, 2003, we reached an agreement with AP Digital, a division of The Associated Press that distributes news and information to interactive applications, to market and resell our market information and Financial Software and Content Systems to AP’s worldwide network of members and customers.  Under the agreement, AP Digital will sell our Financial Software and Content Systems to its existing and new customers.  Stockgroup’s sales team will facilitate and support AP Digitals’ sales efforts.  A portion of all revenue generated from each sale will be paid to AP Digital as commission and the balance of the revenue will be received by us.

On January 26, 2003, we announced a licensing agreement with Global Securities Information Inc. (GSI) under which GSI pays us to provide GSI’s clients with financial information powered by our Financial Software and Content Systems. GSI is an award-winning specialty provider of public-record business transaction information to law and accounting firms, investment banks, corporations and the business press.

On January 31, 2003, we announced that Amro International had converted its remaining balance of $0.4 million of its convertible debenture. The debt was converted into stock at US$0.32 per share as part of a negotiation between Amro and Stockgroup to eliminate Amro’s debt. Our outstanding long-term debt was reduced from $1.7 million to $1.3 million.

On February 5, 2003, we announced an agreement with UnionBanCal Corporation’s primary subsidiary, Union Bank of California, N.A., pursuant to which Union Bank will pay us a licensing fee to use our Financial Software and Content Systems for their business.

On March 18, 2003, we launched a financial resource portal for one of Canada’s leading securities dealers, National Bank Financial. National Bank Financial paid us a development fee plus a continuing monthly licensing fee for its customized financial solution, which provides online market data services for their clients.

On May 23, 2003, we announced that Deephaven converted the entire remaining balance of its convertible notes into common shares.  The principal balance of $1.2MM was converted at a negotiated conversion price of $0.28 into 4.4MM common shares.  This conversion removes all the convertible debt from our balance sheet.

On June 4, 2003 and July 16, 2003, we completed our Short Form Offering equity placement in two parts.  The lead underwriter was First Associates Investments Inc.  The offering yielded C$1.4MM (US$1.0MM) in gross proceeds and aggregate net proceeds to us of approximately $0.9MM USD, and was composed of 3.7MM units at C$0.37, each unit consisting of one common share and one warrant.  Each two warrants may be used to purchase one common share for C$0.75 (US$0.55) until 12 months after the respective completion date.  We also issued as an underwriting fee agent’s options to purchase 0.4MM of the same units at C$0.37 (US$0.27) for 24 months from the completion date, and we paid 8% underwriting commissions plus we reimbursed certain expenses of the underwriter.

On September 5, 2003, we repaid our 17% notes payable in full plus accrued interest to date.  The notes matured on January 31, 2004, but the noteholders agreed to early payment without penalty.

On September 18, 2003, we announced with The Canadian Press (CP) that they have signed licensing agreements with five new clients. Our agreement with CP is similar to that with AP Digital, as described above.

On September 24, 2003, we announced with The Associated Press (AP) that they have signed a licensing agreement with its first Major Member Newspaper, the St Petersburg Times. As a result of the agreement, the Times will license a suite of news, market data and financial applications powered by our Financial Software and Content Systems.  Our agreement with AP is similar to that with AP Digital, as described above.

On December 17, 2003, we announced that our client, Credential Direct, had placed second in Gomez Canada’s ratings of discount brokerages, up from 10th place the year before.  Our expanded financial services and tools offering to Credential Direct was a significant factor in Credential Direct’s improvement in the Gomez ratings.

On February 16, 2004, Mr. Craig Faulkner resigned from our board of directors to pursue other business interests.  Mr. Patrick Spain subsequently joined our company as an advisor to the board.

MATERIAL OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business.

Our limited operating history makes it difficult for you to judge our prospects.

We have a limited operating history upon which an evaluation of our current business and prospects can be based. You should consider any purchase of our shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development, such as lack of capital, difficulty attracting high quality personnel, lack of market exposure, and uncertainty about the viability of our business plan.

Liquidity and capital resources are uncertain.

We incurred a net loss of $1,628,470 for the year ended December 31, 2003 [2002 - $306,677].  We have incurred losses in each of the prior 4 years as well.  Should we be unable to finance future losses, we may become illiquid and unable to operate efficiently, if at all.

Computer equipment problems and failures could adversely affect business.

Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times for our Web-based services, which could reduce the attractiveness of our Web site, financial tools or investor relations services to advertisers and users.  Should such interruptions continue for an extended period we could lose significant business and our reputation could be damaged.  Equipment problems and failures could result from a number of causes, including an increase in the number of users of our Web site, computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures and internal breakdowns. In addition, any disruption in Internet access and data feeds provided by third parties could have a material and adverse effect on our businesses.  Our limited resources do not currently permit us to maintain an off-site disaster recovery facility.  As a result, if we experience a major disaster such as a fire, theft, or intentional destruction of our computer equipment, it could have catastrophic results for our business.

We may not be able to compete successfully against current and future competitors.

We currently compete with several other companies offering similar services. Many of these companies have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. We can not assure you that we will have the financial resources or the technological expertise to successfully meet this competition.

We are significantly influenced by our officers, directors and entities affiliated with them.

In the aggregate, beneficial ownership of Stockgroup shares by management represents approximately 16% of issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

We may be unable to protect the intellectual property rights upon which our business relies.

We have or may pursue certain trademarks, and we have brand names, Internet domain names, Web site designs, programs and certain subscriber lists which make up the intellectual property we view as important to our business.  It may be possible for a third party to copy or otherwise obtain or use our intellectual property without authorization or to develop similar technology independently. There can also be no assurance that our business activities will not infringe upon the proprietary rights of others, nor that other parties will not assert infringement claims against us, including claims that by, directly or indirectly, providing hyperlink text links to Web sites operated by third parties, we have infringed upon the proprietary rights of other third parties.  Due to the global nature of the Internet, there can be no assurance that obtaining trademark protection in the United States will prevent infringements on our trademarks by parties in other countries.  We have not sought or obtained any patents on our proprietary software and data processing applications.

We may be held liable for online information or services provided by us or third parties.

Because materials may be downloaded by the public on Internet services offered by us or the Internet access providers with whom we have relationships, and because third party information may be posted by third parties on our Web site through discussion forums and otherwise, there is the potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories. Such claims have been brought against providers of online services in the past.  We have been named in two lawsuits in which defamation is alleged to have occurred on our Internet discussion forum called Bull Boards.  The imposition of liability based on such claims could materially and adversely affect us.

Even to the extent such claims do not result in liability, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information or services carried on or disseminated through our Web site could require implementation of measures to reduce exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of services to members and users.

We post news clippings from other news Web sites on the Stockhouse and SmallCapCenter Web sites with links to the source site.  Most publishers currently encourage this practice, although certain publishers have requested that we cease posting their stories.  We have complied with their request in each case.  To the extent that a large majority of news publishers prohibit posting of their stories on our Web sites or begin charging royalty fees for such stories, our Web site traffic could decrease or our costs could increase, thereby adversely impacting our profitability.

Our general liability insurance will not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Future issuances of shares may adversely impact the value of our stock.

We may attempt to raise additional capital through the sale of common stock in the near future.  Future issuances of common stock may dilute your position in us.

Our stock price is vulnerable to buying and selling pressures

As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures.  Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline.  There are currently 29,362,996 outstanding shares of our common stock which may be traded without restriction in any country, subject to the continued effectiveness of our registration statements on Form SB-2 and to subscription agreements we may have with certain of our shareholders.

There are 2,337,200 shares underlying stock options which are exercisable within 60 days of this filing, and which, if exercised, may be traded without restriction in any country.  Of these options, 2,172,200 of them have exercise prices at or below the market price as of the date of this filing.

Our board of directors may authorize and issue preferred shares

Our board of directors has the authority to issue preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock.  The potential consequences to our investors include a loss of perceived value of the stock in the market and a loss of future earnings and dividends, if and when dividends are declared.

Item 7.  Financial Statements

Consolidated Financial Statements

Stockgroup Information Systems Inc.

December 31, 2003 and 2002

AUDITORS’ REPORT

To the Shareholders of

Stockgroup Information Systems Inc.

We have audited the accompanying consolidated balance sheets of Stockgroup Information Systems Inc. as at December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockgroup Information Systems Inc. as at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Vancouver, Canada,                                                                                                  /s/ Ernst & Young LLP

February 20, 2004.

Chartered Accountants

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

As at December 31	(expressed in US dollars)

	2003	2002
	$	$

ASSETS
Current
Cash and cash equivalents	1,400,195	539,970
Marketable securities	2,616	1,198
Accounts receivable [net of allowances for doubtful
accounts of $45,016; 2002 - $40,866] [note 3]	325,057	169,675
Prepaid expenses	79,648	102,118

Total current assets	1,807,516	812,961

Property and equipment, net [note 4]	311,632	638,665

	2,119,148	1,451,626

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payable	217,110	313,272
Accrued payroll liabilities	115,208	109,930
Deferred revenue	499,525	320,900
Current portion of capital lease obligation [note 6]	38,920	103,205
Current portion of notes payable [note 7]	—	95,371
Current portion of convertible notes [note 8]	—	81,328

Total current liabilities	870,763	1,024,006

Capital lease obligation [note 6]	—	31,844
Notes payable [note 7]	—	159,787
Convertible notes [note 8]	—	1,486,806

Total liabilities	870,763	2,702,443

Commitments and contingencies [note 12]

Shareholders’ equity (deficiency)
Common stock, no par value [note 9]
Authorized shares - 75,000,000
Issued and outstanding shares - 32,498,721
[2002 - 19,552,596]	13,218,924	9,203,235
Additional paid-in capital	3,099,314	2,987,331
Accumulated deficit	(15,069,853)	(13,441,383)

Total shareholders’ equity (deficiency)	1,248,385	(1,250,817)

	2,119,148	1,451,626

See accompanying notes

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	(expressed in US dollars)

	2003	2002
	$	$

REVENUE
Revenues [note 10]	3,020,399	1,964,699
Cost of revenues	637,764	706,911

Gross profit	2,382,635	1,257,788

EXPENSES
Sales and marketing	851,221	475,038
General and administrative	2,267,906	1,790,848

	3,119,127	2,265,886

Loss from operations	(736,492)	(1,008,098)
Interest income	2,500	195
Interest expense [notes 6, 7, and 8]	(895,870)	(319,641)
Loss on warrants liability	—	(55,000)
Gain on restructuring of convertible notes [note 8]	—	1,088,586
Other income (expense)	1,392	(12,719)

Net loss	(1,628,470)	(306,677)

Basic and diluted loss per share	(0.06)	(0.02)

Weighted average number of common shares outstanding	26,309,835	14,151,349

See accompanying notes

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

Year ended December 31				(expressed in US dollars)

					Total
			Additional	Accumulated	shareholders’
	Common stock	Common stock	paid-in capital	deficit	equity (deficiency)
[notes 8 and 9]	# of shares	$	$	$	$

Balance at December 31, 2001	10,131,260	7,969,090	2,422,014	(13,134,706)	(2,743,602)
Issuance of common stock on partial conversion of outstanding
convertible notes	666,700	100,000	—	—	100,000
Repurchase of beneficial conversion feature on partial redemption of
outstanding convertible notes	—	—	(247,222)	—	(247,222)
Issuance of common stock on conversion of outstanding
debentures	413,808	—	206,904	—	206,904
Reclassification of warrant liability to equity	—	—	165,000	—	165,000
Excess of fair value of convertible debentures after conversion	—	—	24,000	—	24,000
Issuance of common stock pursuant to private placements, net	5,454,750	571,563	301,756	—	873,319
Issuance of common stock pursuant to asset acquisition	2,080,000	424,320	—	—	424,320
Issuance of common stock for shares granted under the employee stock option plan	101,078	17,712	—	—	17,712
Issuance of common stock pursuant to exercise of employee stock options	205,000	13,050	—	—	13,050
Issuance of common stock for consulting services	500,000	107,500	—	—	107,500
Issuance of warrants for consulting services	—	—	60,000	—	60,000
Stock based compensation	—	—	54,879	—	54,879
Net loss	—	—	—	(306,677)	(306,677)

Balance at December 31, 2002	19,552,596	9,203,235	2,987,331	(13,441,383)	(1,250,817)

Issuance of common stock on conversion of outstanding convertible
notes	5,708,075	2,393,153	—	—	2,393,153
Issuance of common stock pursuant to exercise of employee stock options	126,400	18,960	—	—	18,960
Issuance of common stock pursuant to exercise of warrants	3,368,850	875,000	—	—	875,000
Issuance of common stock and warrants pursuant to private placements	3,742,800	728,576	111,983	—	840,559
Net loss	—	—	—	(1,628,470)	(1,628,470)

Balance at December 31, 2003	32,498,721	13,218,924	3,099,314	(15,069,853)	1,248,385

See accompanying notes

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(expressed in US dollars)

	2003	2002
	$	$

OPERATING ACTIVITIES
Net loss	(1,628,470)	(306,677)
Add (deduct) non-cash items
Amortization	388,032	308,558
Bad debt allowance	4,150	(51,464)
Non-cash interest on convertible notes and debentures	860,351	280,471
Gain on restructuring of convertible notes	—	(1,088,586)
Loss on warrants liability	—	55,000
Common stock and warrants issued for consulting services	—	167,500
Stock based compensation	—	72,591
Realized foreign exchange loss	24,298	3,322

	(351,639)	(559,285)
Net change in operating assets and liabilities [note 13]	(64,109)	128,418

Cash used in operating activities	(415,748)	(430,867)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	840,559	873,319
Proceeds on exercise of warrants	875,000	—
Proceeds on exercise of stock options	18,960	13,050
Net proceeds from (repayments of) notes payable	(266,086)	144,034
Repayment of convertible notes	(35,332)	(120,000)
Repayment of capital lease obligation	(96,129)	(7,231)
Repayments of bank indebtedness, net	—	(6,081)

Cash provided by financing activities	1,336,972	897,091

INVESTING ACTIVITIES
Purchase of property and equipment	(60,999)	(54,115)
Proceeds on disposition of property and equipment	—	1,243

Cash used in investing activities	(60,999)	(52,872)

Increase in cash and cash equivalents	860,225	413,352
Cash and cash equivalents, beginning of year	539,970	126,618

Cash and cash equivalents, end of year	1,400,195	539,970

See accompanying notes

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the “Company”) is a financial media and technology company that provides various financial Internet solutions, tools, content and services to media, corporate, and financial services companies. The Company employs proprietary technologies that enable it to provide its clients with financial data streams and news combined with fundamental, technical, productivity, and disclosure tools. The Company also provides Internet communications products for publicly traded companies and an online research center for the investment community through its www.stockhouse.com financial web site.

The Company was incorporated under the laws of Colorado on December 6, 1994. The Company previously operated under the name Stockgroup.com Holdings, Inc. until its name was changed in accordance with the relevant provisions of the Colorado Business Corporations Act and pursuant to shareholder approval received at the Company’s annual general meeting held September 20, 2001.

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

Public Company Disclosure and Awareness Products consist of investor relations Web page tools, client profiling on the Company’s investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services. These services are sold either individually or bundled together into comprehensive programs.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Client profiling on the Company’s investment-oriented Web sites consists of continuous or rotating client profiles on various specialized Web pages within Stockhouse.com, Smallcapcenter.com and Investormarketplace.com.  Delivery of these profiles is based either on a certain number of days appearing on the Web pages or a certain quantity of page views, profile views or click-throughs, depending on the agreement.  A page view is a single instance of an Internet user viewing the page that contains the client’s name and/or logo.  A profile view is a single instance of an Internet user clicking on the client’s profile link.  A click-through is a single instance of an Internet user clicking on the client’s profile and being redirected to the client’s Web site.  Revenue is recognized on such client profile programs based on delivery, and delivery is organized and metered to equal the agreed monthly fee in each month the client is profiled on the Web pages.

E-mail services are mailings to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets.  Each transmittal is called a flight.  E-mail services may be bought on a per-flight basis, for which revenue is recorded when the flight occurs, or on a fixed-fee monthly basis in which the client receives access to a fixed number of flights per month. The Company records the revenue on the fixed fee monthly e-mail services on a pro-rata basis over the term of the agreement.

Sponsorships consist of special mention or other information about a client that is attached prominently to the header section of the Company’s daily news recap e-mail mailings.  Sponsorships are sold either on a per-day basis, for which revenue is recorded on the day the client’s sponsorship message is attached to the daily news recap mailing, or on a fixed-fee monthly basis in which the client receives access to a fixed number of days’ sponsorship per month.

Internet advertising services on the Company’s Web sites are delivered and revenue earned on a page-view basis, as this term is defined above.  Advertising insertion orders are obtained from clients and advertisements are delivered in a set rotation on www.stockhouse.com.  At the end of certain specified period, usually monthly, the client is given a page-view delivery report and is billed according to the number of page-views delivered.

Financial Software and Content Systems consists of real time, time delayed and wireless quotes and charts, company profiles, investment data and technical analysis. Revenue from set up fees, periodic maintenance fees and contractual monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the contract term, which is typically 24 months.

All Financial Software and Content Systems services are delivered via an Internet data feed from the Company’s Web servers to the clients’ sites on a continuous real time basis.  Revenue begins to be earned on the day the data feed is activated and begins to deliver content to the client site. Revenue is earned on a fixed monthly fee, with some clients paying a page-view overage fee over a certain number of page-views.  The page-view overages, if any, are billed to the client and recorded on a monthly basis as they occur and usually represent a small portion of the overall monthly fee from each customer.

All sources of revenue are recorded pursuant to SAB 101 Revenue Recognition in Financial Statements, when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectibility is reasonably assured.  Pursuant to EITF 00-21 Revenue Arrangements with Multiple Deliverables, when the services are provided in a multiple elements arrangement, revenue is allocated to each respective deliverable based on its relative fair value and recognized when the criteria under SAB 101 have been met.

The Company is not subject to specific performance criteria that would give rise to refund rights for services it provides.

Payments received in advance of services provided are recorded as deferred revenue.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cost of Revenues

Cost of revenues are recorded if the cost relates directly to the services the Company sells or to its revenue-generating Web sites, namely Stockhouse.com/ca/au, Smallcapcenter.com, and InvestorMarketPlace.com.  Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor.  Data feeds are a key component of many of the Company’s Financial Software and Content Systems services, as well as a key input into its revenue-generating Web sites.  Bandwidth is consumed by the Company’s revenue-generating Web sites, by its Financial Software and Content Systems services, by its IntegrateIR service, and by its e-mail mailing services.  Direct advertising purchases relate to Internet advertising purchases for the purpose of promoting a client or clients’ feature on one of the Company’s Web sites.  Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.  Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized.  All other costs of revenues are recognized in the period incurred.

Foreign exchange

The reporting currency and the functional currency of the Company is the U.S. dollar. The accounts of the Company’s Canadian subsidiary are translated into U.S. dollars such that monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date and non-monetary items are translated at exchange rates prevailing at the transaction date. Operating revenues and expenses are translated at average exchange rates prevailing during the year. Any corresponding foreign exchange gains and losses are included in income.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, notes payable, convertible notes,  and capital lease obligations. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Deferred finance costs

Finance costs associated with the issuance of convertible notes are deferred and amortized as interest expense in the statement of operations over the term to maturity.

Property and equipment

Property and equipment are carried at cost. Amortization is provided using the straight line method over the assets estimated useful lives as follows:

Computer equipment

5 years

Computer equipment under capital lease

2 years

Computer software

1 year

Website software

3 years

Office furniture and equipment

5 years

Leasehold improvements

Term of the lease

Product development costs

Product development costs other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Substantially all of the Company’s product development costs are for ongoing operating and maintenance and have been expensed in the period incurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Income taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148). The pro-forma disclosure of stock based compensation is included in Note 9[c].

Under APB 25, compensation expense for employees is based on the difference between the fair value of the Company’s stock and the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

Earnings per share

Basic loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share reflects the dilutive potential of outstanding securities using the treasury stock method.

For the years ended December 31, 2003 and 2002, all of the Company’s common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions by owners.  Comprehensive income comprises only net income for all years presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recent pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision’s about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the benefits of the entity. FIN 46, as applied to small business issuers, is effective for all new variable interest entities created or acquired after January 31, 2003, for the first reporting period after March 15, 2004. For existing variable interest entities that are not special purpose entities created or acquired prior to February 1, 2003, FIN 46 is effective for the first reporting period after December 15, 2004. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition; however, it does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability  (or an asset in some circumstances).  SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.  For existing financial instruments created before the effective date, any impact upon the adoption of SFAS 150 shall be reported as a cumulative effect of a change in an accounting principle.  The initial adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. One customer owed approximately 14% of the outstanding receivables in 2003. No customer owed greater than 10% of the outstanding receivables in or 2002.

4. PROPERTY AND EQUIPMENT

Accumulated

Net book

Cost

amortization

value

$

$

$

2003

Computer equipment

570,812

502,934

67,878

Computer equipment under capital lease

154,254

119,159

35,095

Computer software

151,938

151,938

—

Website software  [note 5]

347,122

166,327

180,795

Office furniture and equipment

141,584

131,096

10,488

Leasehold improvements

62,434

45,058

17,376

1,428,144                1,116,512                   311,632

2002

Computer equipment

514,541

389,184

125,357

Computer equipment under capital lease

154,254

46,195

108,059

Computer software

147,747

111,070

36,677

Website software [note 5]

347,122

46,680

300,442

Office furniture and equipment

141,047

102,780

38,267

Leasehold improvements

62,434

32,571

29,863

1,367,145                      728,480                     638,665

5. ASSET ACQUISITION

On June 24, 2002, the Company acquired certain website and related software assets of Stockhouse Media Corporation (“Stockhouse”). Under the terms of the agreement, the Company purchased a 65% interest in the assets by issuing 2,080,000 shares of unregistered common stock with a fair value of $424,320. The assets acquired consisted of program source codes underlying the website for $347,122, and prepaid operating costs of $77,198.

The prepaid operating costs of $77,198 were expensed fully in 2002. The website software is being amortized over a three year period commencing on the date of aquisition.

The Company presently has the option to acquire the remaining 35% of the website and related software assets of Stockhouse with the issuance of additional common shares. As per the terms of the agreement, the number of common shares to be issued for the remaining 35% shall not be less than 920,000 shares and not more than 1,120,000 shares.  Stockhouse will have the option to cause the Company to purchase the remaining 35% during the period of one year following June 24, 2004.

As of February 20, 2004, the Company has not exercised its option to acquire the remaining 35%.

6. CAPITAL LEASE OBLIGATION

The Company has capital lease agreements for computer equipment with lease obligations as follows:

	2003	2002
	$	$

Total future lease payments	40,758	156,823
Less interest (effective rate during 2003 - 17%)	(1,838)	(21,774)

	38,920	135,049

Less current portion	(38,920)	(103,205)

	—	31,844

7. NOTES PAYABLE

The following table summarizes the activity under various agreements:

	Principal	Accrued Interest	Total
	$	$	$

2003

Total Notes Payable	—	—	—

2002
16% Notes payable, no specified maturity date	35,000	9,301	44,301
17% Notes payable, maturing January 31, 2004	159,787	1,794	161,581
25% Notes payable, maturing January 21, 2003	47,000	2,276	49,276

Total Notes Payable	241,787	13,371	255,158

On May 8, 2001 the Company entered into a Securities Purchase Agreement with an individual related to a Director and Officer of the Company to issue C$50,000 (US$32,375) of secured unregistered 16% notes. The notes had an original maturity of July 30, 2002 that was informally extended until November 18, 2002, at which time the investor agreed to an amendment to extend the maturity date to January 31, 2004 and increase the interest rate to 17%. On September 5, 2003 the note payable and accrued interest was repaid in full.

On May 10, 2001, the Company entered into a Securities Purchase Agreement with an unrelated investor to issue $35,000 of secured unregistered 16% notes. The notes had an original maturity of July 30, 2002. The notes were extended beyond the original maturity by an informal agreement for an undetermined period. On September 5, 2003 the note payable and accrued interest was repaid in full.

On July 16, 2001, the Company entered into a Securities Purchase Agreement with a Director and Officer of the Company to issue C$50,000 (US$32,972) of secured unregistered 16% notes. The notes had an original maturity of July 30, 2002 that was informally extended until November 18, 2002, at which time the investor agreed to an amendment to extend the maturity date to January 31, 2004 and increase the interest rate to 17%. On September 5, 2003 the note payable and accrued interest was repaid in full.

On July 23, 2002, the Company issued a C$152,400 (US$97,034) promissory note to an unrelated party that bears interest at 17% interest and matures on June 30, 2003. On November 18, 2002, the noteholder agreed to extend the maturity date to January 31, 2004. On September 5, 2003 the note payable and accrued interest was repaid in full.

On October 22, 2002, the Company issued a $47,000 promissory note to an unrelated party that bears interest at 25.5% and matures on January 21, 2003. The principal plus accrued interest was repaid in full on the original maturity date.

Each of the Company’s 17% notes payable was denominated in Canadian dollars and the repayments on September 5, 2003 resulted in a realized foreign exchange loss of $24,298 that has been reported in general and administrative expenses in the statement of operations.

8. CONVERTIBLE NOTES

	2003	2002
	$	$

8% Convertible notes, maturing December 31, 2005
Principal	—	1,704,000
Prepayment premium	—	—
Accrued interest	—	—
Unamortized debt discount	—	(135,866)

	—	1,568,134

Current portion	—	81,328
Long term portion	—	1,486,806

	—	1,568,134

On February 6, 2002 the Company and the two lenders reached an agreement to modify the terms and conditions of the existing convertible notes and callable warrants. As at February 6, 2002 the outstanding convertible note liability was $2,527,600 consisting of $1,924,000 in principal, $288,600 representing a 15% repayment premium and $315,000 in accrued interest.

In accordance with the modifications, the note holders agreed to waive the 15% prepayment premium of $288,600 and the accrued interest to date of $315,000 and immediately converted $100,000 of the principal balance due into 666,700 common shares of the Company at a conversion price of $0.15. The maturity date of the remaining principal balance of $1,824,000 was extended to December 31, 2005. The notes were non-interest bearing and were convertible into common shares at the option of the holder at any time at a fixed conversion price of $0.50 through to December 31, 2003. From January 1, 2004 to December 31, 2005, or sooner in the event of a default on any mandatory payment described below, the notes were interest bearing at 8% and were convertible into common shares at the option of the holder at any time at a conversion price equal to the lesser of (i) the initial conversion price of $0.50 and (ii) 88% of the average of the 5 lowest closing prices of the Company’s common shares during the 30 trading days prior to the date of conversion.

The modified agreement provided for $300,000 of mandatory payments through to December 31, 2004. $120,000 of mandatory cash payments were made in 2002. Separate payments of $20,000 were also due at the end of each of the next eight quarters through to December 31, 2004. If applicable, the Company was also to provide mandatory payments of 20% of the gross proceeds raised from any common stock or common stock equivalent financing in excess $500,000 in 2003.

8. CONVERTIBLE NOTES (cont’d.)

The modifications to the agreement were accounted for as a debt modification pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” which resulted in a gain of $841,364 consisting of $288,600 for the waived prepayment premium, $315,000 for waived accrued interest and $237,764 for the debt discount, representing the difference between the fair value of the notes at a market interest rate of 8% and the face value of the notes which were non-interest bearing through to December 31, 2003. The debt discount of $237,764 was subject to accretion over the interest-free period ending December 31, 2003 to achieve a consistent rate of interest (i.e. 8%) for the new debt instrument over the term to maturity in accordance with paragraph 15 of APB 21, “Interest on Receivables and Payables”.  In addition, as a result of the debt modification, the beneficial conversion feature associated with the original convertible notes had been repurchased which resulted in a gain of $247,222 based on the intrinsic value of the conversion feature at the extinguishment date in accordance with paragraph 12 of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”.  In total, a gain of $1,088,586 was recorded by the Company in 2002 as a result of the modification of the convertible notes.

On January 2, 2003, $20,000 of the principal was repaid in cash.

On January 28, 2003, one of the noteholders converted its entire principal balance of $392,984 into 1,228,075 common shares at a negotiated conversion price of $0.32.  The discount on the original conversion price of $0.50 was deemed an inducement to convert, resulting in an interest expense of $145,895 representing the excess of the fair value of the notes after inducement over the fair value before inducement.  The unamortized debt discount on the portion of the total principal was fully expensed on the conversion date, resulting in an interest expense of $31,711.

On February 3, 2003, the remaining noteholder converted $50,000 of principal into 100,000 common shares at $0.50.

On April 1, 2003, $15,332 of the principal was repaid in cash.

On May 12 and May 28, 2003, the remaining noteholder converted its entire principal balance of $1,225,684 into 4,380,000 common shares at a negotiated conversion price of $0.28. The discount on the original conversion price of $0.50 was deemed an inducement to convert, resulting in an interest expense of $578,590 representing the excess of the fair value of the notes after inducement over the fair value before inducement.  The unamortized debt discount on the portion of the total principal was fully expensed on the conversion date, resulting in an interest expense of $69,437.

During the year, and prior to the conversions, $34,718 of the debt discount was amortized [2002 - $101,898].

The callable warrants issued in the original financing arrangement still exist and permit the holders to acquire up to 281,818 common shares at an exercise price of $3.00 at any time up to March 31, 2005. The warrants may be called by the Company, at a purchase price of $.01 per underlying share, if the stock price of the Company’s common shares exceeds $6.00 for any 20 consecutive trading days, provided that the holders have the right to exercise the warrants within 30 days after their receipt of such a call.

9. SHARE CAPITAL

[a]

Authorized

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock is issued and outstanding in the years presented.

[b]

Common stock

2003

During the year ended December 31, 2003 the Company issued 12,946,125 common shares, which are summarized as follows:

On January 28, 2003, 1,228,075 common shares were issued pursuant to a conversion of $392,984 of principal of convertible notes at $0.32.  On February 3, 2003 100,000 common shares were issued pursuant to a conversion of $50,000 of principal of convertible notes at $0.50.  On May 12 and May 28, 2003, a total of 4,380,000 common shares were issued pursuant to a conversion of $1,225,684 of principal of convertible notes at $0.28.  In total, 5,708,075 common shares were issued pursuant to conversions of principal of convertible notes [note 8].

During the year 2003, 126,400 common shares were issued pursuant to exercises of stock options for gross proceeds of $18,960.

During the year 2003, 3,368,850 common shares were issued pursuant to exercises of warrants for gross proceeds of $875,000.

On June 4, 2003 and July 16, 2003, 2,746,800 units and 996,000 units respectively were issued under a Short Form Offering, for a total of 3,742,800 units.  The price of each unit was C$0.37 (approximately $0.27) for gross proceeds of C$1,384,836 (approximately $1,017,643).  Financing and legal fees were $177,084, resulting in net cash proceeds of $840,559.  The net proceeds were allocated to common stock and warrants based on the relative fair value of each security at the time of issuance.  Each unit consists of one common share and one Series 8 non-transferable share purchase warrant.  Two Series 8 warrants are exercisable for one common share at C$0.75 until one year after the issue date.  In conjunction with the Short Form Offering, the Company issued 374,280 Agent Option units to the placement agents.  The Agent Option units consist of 374,280 Series 9 warrants which expire two years after the issue date.  Each Series 9 warrant is exercisable at C$0.37 for one common share and one Series 10 warrant.  Two Series 10 warrants are exercisable for one common share at C$0.75 until one year after the issue date.  Subsequently, the exercise price of the Series 8 and Series 10 warrants was reduced to C$0.60 and the expiry dates were extended by an additional six months pursuant to an application that was approved by the TSX Venture Exchange on February 5, 2004.

9. SHARE CAPITAL (cont’d.)

2002

During the year ended December 31, 2002 the Company issued 9,421,336 common shares, which are summarized as follows:

On February 6, 2002, the Company issued 666,700 common shares pursuant to a conversion of $100,000 of principal under the restructured convertible notes.

On March 25, 2002, the Company issued 413,808 common shares pursuant to a conversion of the final $206,904 in principal and accrued interest of the convertible debentures as amended.

On March 28, 2002, the Company completed a private placement of 2,000,000 units at $0.20, each unit consisting of one common share and one Series 4 warrant, plus 51,000 common shares, for gross proceeds of $410,200. Financing fees were $19,280 and legal fees were $7,195, resulting in net cash proceeds of $383,725. Each Series 4 warrant entitles the holder to acquire one common share at $0.25 per share until March 31, 2003. The net proceeds were allocated to common stock and warrants based on the relative fair value of each security at the time of issuance.   On December 31, 2002, the Company completed a private placement of 3,403,750 units at $0.16, each unit consisting of one common share and one Series 6 warrant, for gross proceeds of $544,600. Financing fees were $50,960 and legal fees were $4,046, resulting in net cash proceeds of $489,594. Each two Series 6 warrants entitle the holder to acquire one common share at $0.22 per share until December 31, 2003. The net proceeds were allocated to common stock and warrants based on the relative fair value of each security at the time of issuance. In addition, 150,000  Series 7 warrants were issued to a placement agent with each warrant entitling the holder to acquire one common share at $0.16 per share until December 31, 2003. The fair value of the  Series 7  warrants was allocated to common stock and warrants based on the relative fair value of each security at the time of issuance.  In total, 5,454,750 common shares were issued pursuant to private placements.

On June 28, 2002, the Company issued 2,080,000 common shares with a fair value of $424,320 to Stockhouse Media Corporation pursuant to an asset purchase agreement.

During the year 2002, 101,078 common shares were issued under the employee stock option plan for fair value of services rendered totaling $17,712.

During the year 2002, 205,000 common shares were issued pursuant to exercise of employee stock options, for gross proceeds of $13,050.

During the year 2002, 500,000 common shares were issued for consulting services with a fair value of $107,500.

During the year 2002, 250,000 Series 5 warrants were issued for consulting services with a fair value of  $60,000.

9. SHARE CAPITAL (cont’d.)

[c]

Stock options

1999, 2000, 2001 and 2002 Incentive Stock Option Plans (collectively the “Plans”)

The following table sets out the authorized shares under each plan:

		Common
		Shares
	Effective Date	Authorized

1999 Incentive Stock Option Plan	March 11, 1999	2,000,000
2000 Incentive Stock Option Plan	November 10, 2000	500,000
2001 Incentive Stock Option Plan	September 20, 2001	1,000,000
2002 Incentive Stock Option Plan	March 25, 2002	1,500,000

Total authorized		5,000,000

The Plans entitle directors, employees and consultants to purchase common shares of the Company.

Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are not returned to the reserve.

When the Company became listed on the TSX Venture Exchange on December 17, 2002, it undertook to cease issuing options under its 1999, 2000, 2001, and 2002 Plans, and to file a new 2003 Plan which conforms with the TSX Venture Exchange rules.  The 898,278 shares previously available under the 1999, 2000, 2001, and 2002 Plans were effectively rendered unavailable by this undertaking.  All outstanding options under the old Plans continue to be exercisable as vested until they are forfeited or expire.  At the end of 2003 the Company did not have a new 2003 Plan which was authorized by the TSX Venture Exchange, and therefore had no shares available for grant under any Plan.

Activity under the Plans is set forth below:

			Options Outstanding

	Shares			Weighted
	available for	Numbe r of	Price per	average
	grant	shares	share	exercise price

Balance at December 31, 2001	391,156	2,415,900	$0.01 - 2.75	$0.91
Additional shares authorized	1,500,000	—	—	—
Options granted	(2,238,078)	2,238,078	$0.15 - 0.40	$0.18
Options forfeited	1,245,200	(1,245,200)	$0.20 - 2.75	$1.57
Options exercised	—	(806,078)	$0.01 - 0.25	$0.06

Balance at December 31, 2002	898,278	2,602,700	$0.12 - 0.59	$0.20

Additional shares authorized	(898,278)	—	—	—
Options forfeited	—	(95,700)	$0.15 – 0.40	$0.318
Options exercised	—	(126,400)	$0.15	$0.15

Balance at December 31, 2003	—	2,380,600	$0.12 - 0.59	$0.20

9. SHARE CAPITAL (cont’d.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		average	Weighted		Weighted
	Number of	remaining	average		average
	shares	contractual	exercise	Shares	exercise
Exercise Price	outstanding	life (years)	price	exercisable	price

$0.12	200,000	4	$0.12	200,000	$0.12
$0.15	662,400	5	$0.15	632,200	$0.15
$0.17	300,000	4	$0.17	300,000	$0.17
$0.22	1,033,200	4	$0.22	1,033,200	$0.22
$0.31	135,000	2	$0.31	135,000	$0.31
$0.59	50,000	3	$0.59	20,000	$0.59

	2,380,600	4	$0.20	2,320,400	$0.19

For the year ended December 31, 2003 the Company recorded no stock based compensation expense.  For the year ended December 31, 2002 the Company recorded $240,091 in stock based compensation expense. Of this 2002 total, $54,879 is a result of options granted to an employee in 1999 with an exercise price less than the market price of the common stock on the date of grant.  An additional $17,712 relates to stock bonuses granted to an employee measured at the market price on the date of the grant. An additional $167,500 relates to shares and warrants granted to consultants in exchange for services which have been measured at fair value on the commitment date.

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and loss per share is required by FASB Statement No. 123 (“SFAS 123”) for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under SFAS 123.

No stock-based awards were granted in 2003.  The fair value of the Company’s stock-based awards granted to employees in 2002 was estimated using the Black-Scholes option pricing model and amortized over the vesting period. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 4.5 years, a risk free interest rate of 3.83%, and an expected volatility of 214%. The weighted average fair value of options granted during 2002 was $0.18. For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying SFAS 123 to the Company’s stock-based awards to employees would approximate the following:

	2003	2002
	$	$

Net loss	(1,628,470)	(306,677)
Compensation expense	(8,177)	(306,406)

Pro forma net loss	(1,636,647)	(613,083)

Basic and diluted loss per share
As reported	(0.06)	(0.02)
Pro forma	(0.06)	(0.04)

9. SHARE CAPITAL (cont’d.)

[d]

Warrants

As at December 31, 2003, common stock issuable pursuant to warrants outstanding is as follows:

	Outstanding at				Outstanding at	Exercise
	January 1	Issued	Exercised	Forfeited	December 31	Price	Expiry
	#	#	#	#	#	$	Date

2003
Series 1	281,818	—	—	—	281,818	3.00	March 31, 2005
Series 3A	500,000	—	—	—	500,000	0.25	July 31, 2005
Series 3B	300,000	—	—	—	300,000	0.50	July 31, 2005
Series 4	2,000,000	—	1,995,100	4,900	—	0.30	September 30, 2003
Series 5	250,000	—	—	250,000	—	0.30	September 15, 2003
Series 6	1,701,875	—	1,223,750	478,125	—	0.22	December 31, 2003
Series 7	150,000	—	150,000	—	—	0.16	December 31, 2003
Series 8	—	1,871,400	—	—	1,871,400	C$0.60	December 4, 2004 and January 16, 2005
Series 9	—	374,280	—	—	374,280	C$0.37	June 4, 2005 and July 16, 2005
Series 10	—	187,140	—	—	187,140	C$0.60	December 4, 2004 and January 16, 2005

	5,183,693	2,432,820	3,368,850	733,025	3,514,638

2002
Series 1	300,000	—	—	18,182	281,818	3.00	March 31, 2005
Series 3A	500,000	—	—	—	500,000	0.25	July 31, 2005
Series 3B	300,000	—	—	—	300,000	0.50	July 31, 2005
Series 4	—	2,000,000	—	—	2,000,000	0.25	March 31, 2003
Series 5	—	250,000	—	—	250,000	0.30	September 15, 2003
Series 6	—	1,701,875	—	—	1,701,875	0.22	December 31, 2003
Series 7	—	150,000	—	—	150,000	0.16	December 31, 2003

	1,100,000	4,101,875	—	18,182	5,183,693

The Series 8 and 10 warrants were originally issued with an exercise price of C$0.75 and an expiry date of June 4, 2004 and July 16, 2004.  On February 5, 2004 the exercise price of the warrants was reduced to C$0.60 and the expiry date was extended to December 4, 2004 and January 16, 2005.

10. SEGMENTED INFORMATION

The Company operates in one industry segment and derives its revenue from the following services:

	2003	2002
	$	$

Public Company Disclosure and Awareness Products	1,851,489	1,209,164
Financial Software and Content Systems	1,168,910	755,535

	3,020,399	1,964,699

Revenue from external customers, by country of origin, is as follows:

	2003	2002
	$	$

Canada	1,405,910	1,870,521
United States	1,564,425	94,178
Australia	50,064	—

	3,020,399	1,964,699

During 2003 and 2002, the Company had no customers whose revenue represented greater than 10% of total revenue.

Substantially all of the Company’s property and equipment is located in Canada.  Its current and planned future operations are, and will be, located in Canada.

11. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2003	2002
	$	$

Tax expense (recovery) at U.S. statutory rates	(570,000)	(107,000)
Lower (higher) effective income taxes of
Canadian subsidiary	(12,000)	(31,000)
Change in valuation allowance	306,000	158,000
Non-deductible expenses	276,000	279,000
Non-taxable income	—	(381,000)
Non-taxable portion of capital loss realized during
the year	—	82,000

Income tax provision (recovery)	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2003	2002
	$	$

Net operating loss carryforwards	2,933,000	2,997,000
Net capital loss carryforwards	82,000	82,000
Property and equipment	448,000	205,000
Other	241,000	114,000

Total deferred tax assets	3,704,000	3,398,000
Valuation allowance	(3,704,000)	(3,398,000)

Net deferred tax assets	—	—

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that realization will not occur.

11. INCOME TAXES (cont’d.)

The net operating loss carryforwards expire as follows:

$

Canada
2006	2,088,000
2007	2,289,000
2008	459,000

4,836,000

U.S.
2019	1,173,000
2020	1,494,000
2021	135,000
2022	342,000
2023	315,000

3,459,000

Total	8,295,000

The Company also has net capital losses of $230,000 available to offset future taxable capital gains in Canada.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The Canadian non-capital loss carryforwards may also be limited by a change in Company ownership.

12. COMMITMENTS AND CONTINGENCIES

[a]

The Company has operating lease commitments with respect to office premises with minimum annual payments that expire in 2006 as follows:

$

2004

301,000

2005

338,000

2006

187,000

826,000

Rental expense included in general and administrative expenses for the year ended December 31, 2003 was $202,000 [2002 - $191,000].

[b]

The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain lead generation services. The Company delivered the requested services throughout October and November 2000, however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of December 31, 2003, no further action had been taken by either party and no court date has been set. Although management currently believes the outcome of the litigation will be in the Company’s favor, it has not elected to aggressively pursue the litigation at this time. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations as the litigation is resolved.

In addition, the company is subject to various other legal matters in the ordinary course of business.  It is not possible at this time to predict with any certainty the outcome of such litigation.  Management believes that the ultimate resolution of these matters would not have a material effect on the Company’s financial position or results of operations.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

2003

2002

$

$

Marketable securities

(1,418)

20,616

Accounts receivable

(159,532)

54,895

Prepaid expenses

22,470

(41,653)

Accounts payable

(96,161)

(60,819)

Accrued payroll liabilities

5,278

(45,458)

Accrued interest on notes payable

(13,371)

4,881

Deferred revenue

178,625

195,956

(64,109)

128,418

Non-cash investing and financing activities are as follows:

2003

2002

$

$

Computer equipment acquired under capital lease

—

129,608

Asset acquisition completed with the issuance of common stock

—

424,320

Cash amounts paid for interest are as follows:

2003

2002

$

$

Cash paid for interest

35,519

39,586

Item 8.  Changes and disagreements with accountants on accounting and financial disclosure.

There are no disagreements with accountants on accounting and financial disclosure.

Item 8A.  Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures.

   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

   Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  Because of inherent limitations on any systems of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within a Company may be detected.

(b)   Changes in internal controls.

   There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 9.  Directors, executive officers, promoters and control persons; compliance with section 16(a) of the Exchange Act.

The following table sets forth, as of the date of this filing, the name, age and position of our directors, executive officers and other significant employees:

Director/Officer

Name

Age

Since

Position with the Company

-------------------------------------------------------------------------------------------------

Marcus A. New

 33

May 1995

Chief Executive Officer and Chairman of the Board

Leslie A. Landes

59

August 1998

President and a Director

David E. Gillard

34

November 2001

Chief Financial Officer

David N. Caddey

54

June 1999

Director

Louis (Lee) deBoer II

51

October 1999

Director

Jeffrey D. Berwick

33

July 2002

Director

We have an audit committee, composed of David Caddey, Lee deBoer, and Jeff Berwick.  None of our audit committee members are “financial experts” as defined in the Sarbanes-Oxley Act.  The reason for our lack of a financial expert is that our limited resources have made obtaining the services of a financial expert prohibitively expensive.  Mr. Craig Faulkner, a former director, was a member of the audit committee until his resignation from the board of directors on February 16, 2004.  We have a compensation committee, composed of the same three directors as the audit committee.

The backgrounds of our directors, executive officers and significant employees are as follows:

Marcus A. New, B.A., Chief Executive Officer and Chairman of the Board

Marcus New is our founder, and has been our Chairman and Chief Executive Officer since May 1995.

Leslie A. Landes, President and a Director

Les Landes has served as a Director since June 1999, as our President and Chief Operating Officer since August 1998 and has been an advisor to us since shortly after our inception in 1995. Mr. Landes is also a director of TIR Systems Ltd., a British Columbia, Canada lighting technology company, which is a reporting company in Canada, and is listed on the TSX Venture Exchange.

David E. Gillard, CGA, Chief Financial Officer

David Gillard has been Chief Financial Officer of Stockgroup since November 2001, and prior to that he had been with us in the capacity of Controller since March 2000.  Before joining us, he was employed in the accounting and finance department of Maynards Industries Ltd., a privately held asset conversion company, from 1993 to 2000.

David N. Caddey, B.Sc., M.Sc., Director

David Caddey has been a Director of us since June, 1999. Since July, 1998 he has served as an Executive Vice President of MacDonald Dettwiler and Associates Ltd., an information and space technology company that designs, manufactures, operates and markets a broad range of high technology products and services.  MacDonald Dettwiler is a reporting company in Canada and is listed on the Toronto Stock Exchange.

Louis (Lee) deBoer II, Director

Lee deBoer has served as a director of Stockgroup since August 1999. Since May of 1998, he has served as President of MediaFutures, Inc., which provides consulting services to clients in the Internet and cable broadcasting industries. From July 2000 through June

2001, he also served as CEO of Automatic Media Incorporated, an Internet media and software firm based in New York City. Mr. deBoer is also a director of Click TV, a television production company in the United Kingdom and Priva Technologies, both of which are non-reporting private companies.

Jeffrey D. (Jeff) Berwick, Director

Jeff Berwick has served as a director from July 2002 to present.  Mr. Berwick has been Chief Executive Officer of Stockhouse Media Corporation, a non-reporting private company, since 1995. In 2003 Mr. Berwick helped found Covenant Corporation, which engages in anti-piracy solutions in the entertainment industry, and retains an active role with it.  Covenant Corporation is also a non-reporting private company.

Code of ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, our President, our Chief Financial Officer/Principal Accounting Officer.  The text of our code of ethics may be viewed on our website at www.stockgroup.com.

Item 10. Executive Compensation

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer and the President for all services rendered to us in all capacities during each of the years ended December 31, 2002 and 2003. No other executive officer received salary and bonus exceeding $100,000 during those years.

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------

Long Term Compensation

--------------------------------------

Annual Compensation

|

Awards

Payouts

|

----------------------------------

--------------------------------------

(a)

(b)

(c)

(d)

(e)

|

(f)

(g)

(h)

|

(i)

Other

|

Securities

|

Name

Annual

|

Restricted

Under-

|

All Other

    and                                 Compen- |   Stock       lying      LTIP   |  Compen-

Principal

sation

|

Award(s)

Options/

Payouts

|

sation

Position

Year

Salary ($)

Bonus ($)

($)

|

($)

SARs (#)

($)

|

($)

-----------------------------------------------------------------------------------

Marcus New,

2002

93,441

0

0

0

375,000

0

0

  CEO

2003

150,554

27,693

0

0

0

0

0

-----------------------------------------------------------------------------------

Leslie

2002

93,441

0

0

0

(233,200)

0

0

  Landes,

2003

141,058

0

0

0

0

0

0

  President

===================================================================================

Option Grants In the Last Fiscal Year To Named Executive Officers

-----------------------------------------------------------------------

Name

Securities

% Of Net

Exercise

Expiration

Underlying

Options

Price

Date

Options

Granted to

$

Granted

Employees

(1)(2)

In Year (3)

-----------------------------------------------------------------------

Marcus New

NIL

Leslie Landes

NIL

-----------------------------------------------------------------------

No Bonuses were paid to named executive officers in any of the above years. No Restricted Stock Awards (RSAs), Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs) were awarded to named executive officers in any of the above years.

The following table summarizes the option holdings of the named executive officers as at December 31, 2003:

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

-----------------------------------------------------------------------------------------

Number of Shares

Value of Unexercised

underlying

In-the–Money

Unexercised Options

Options at

At December 31, 2003

December 31, 2003

-----------------------------------------------------------------------------------------

Name

Shares

acquired

Value

Exer-

Unexer-

Exer-

Unexer-

on Exercise

Realized

cisable

cisable

cisable

cisable

-----------------------------------------------------------------------------------------

Marcus New

        0

0

800,000

0

$

85,000

$

0

Leslie Landes

0

0

833,200

0

$

83,490

$

0

=========================================================================================

Directors' Compensation

Stockgroup compensates its outside directors with cash and options.  Each outside director receives an annual fee of $1,000, plus $300 per meeting attended, or $750 for certain meetings which, in our discretion, involve unusual amounts of time or work.  In addition, each outside director receives 100,000 options to acquire shares of common stock, with the exercise price being the market price of our common stock on the date of grant.  Directors who are re-elected and continue to serve for more than one year will receive an additional 50,000 options after each annual general meeting.  David Caddey and Lee deBoer were each granted 50,000 options on August 10, 2001 that have an exercise price of $0.22 per share and fully vested on August 10, 2002.  On October 22, 2002, Mr. Caddey and Mr. deBoer were each granted a further 50,000 options with an exercise price of $0.15 fully vesting immediately.  Craig Faulkner, a former director, was also granted 50,000 options on October 22, 2002 with an exercise price of $0.15 fully vesting immediately, as director compensation to go with his 100,000 options, exercisable at $0.15, which were granted September 18, 2001 while he was still an employee.  Mr. Faulkner resigned from the board of directors on February 16, 2004.

Employment and severance agreement

We have an Executive Employment Agreement with our CEO, Marcus A. New, which took effect February 9, 2004.  Under the Agreement, Mr. New receives a base salary of $10,500 per month, ($126,000 per annum) with a minimum 5% annual escalation.  In addition, Mr. New has an incentive bonus plan based on us achieving certain profitability goals in calendar years after 2003, and on financing, merger, and acquisition transactions.  Under the agreement he received on February 9, 2004 652,500 stock options at $0.27, which vest evenly over two years.  Should we elect to terminate Mr. New’s employment without cause, he will be paid a minimum lump sum equal to 21 months’ base salary, as adjusted, plus a buyout of his stock options at their intrinsic value.  The Agreement contains a confidentiality clause and one year non-competition covenant upon termination of employment.  There is no specified termination date in the Agreement.

We have a Management Agreement with our President, Leslie A. Landes.  The Agreement has been renewed until August 4, 2005. Under the Agreement, Mr. Landes is scheduled to receive a minimum compensation of C$150,000 (approximately US$115,000) per annum. The Agreement may be terminated by us or Mr. Landes on 30 days notice, and if early termination is initiated by Stockgroup without cause, Mr. Landes is to receive a severance payment equal to 12 months’ compensation.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file initial reports of ownership and reports of changes in ownership of common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of such reports received by the Company with respect to fiscal 2003 and written representations from such reporting persons, the Company believes that all reports required to be filed under Section 16(a) have been timely filed by such persons, other than certain Form 5 reports which have been filed since fiscal 2003 year end.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2003 the beneficial ownership of common stock of each person known to us who owns more than 5% of issued and outstanding common stock.

-----------------------------------------------------------------------------------------

Name and address* of

Amount and Nature

Percent of

Beneficial Owner

of Beneficial Ownership

Class

-----------------------------------------------------------------------------------------

Marcus A. New

 1028 Saddle St., Coquitlam, BC, Canada

3,016,500

9%

Yvonne New

 1028 Saddle St., Coquitlam, BC, Canada

2,214,500

7%

518464 B.C. Ltd.

 1028 Saddle St., Coquitlam, BC, Canada

1,945,000

6%

U.S. Global Funds

  7900 Callaghan Road,

  San Antonio, TX 78229

2,400,000

7%

======================================================================================

*Unless otherwise referenced, the address for each of the above mentioned parties is c/o Stockgroup Information Systems Inc., Suite 500 – 750 West Pender Street, Vancouver, B.C. Canada V6C 2T7.

On March 11, 1999, we entered into a Share Exchange and Share Purchase Agreement with 579818 B.C. Limited, a British Columbia corporation, Stock Research Group, Inc., a British Columbia corporation, and all of the shareholders of Stock Research Group. Under that agreement we acquired all of the issued and outstanding shares of Stock Research Group in consideration of which 579818 B.C. Limited issued to the Stock Research Group shareholders 3,900,000 Class A Exchangeable Shares. We also issued to Stock Trans, Inc., our transfer agent, 3,900,000 shares of common stock, to hold as trustee for the benefit of the Stock Research Group shareholders. The exchangeable shares may be converted, at the option of the holder, into an equal number of shares of common stock held by the trustee. Pending any such conversion, each holder of the exchangeable shares may direct the trustee to vote an equivalent number of shares of common stock. The trustee has no discretion as to the voting or disposition of such common stock.

As a result of these transactions each of the former Stock Research Group shareholders has the right to vote, or to direct the trustee to vote on their behalf, a number of shares of common stock equal to the number of exchangeable shares held of record by them. In the aggregate, as of the date of this filing, the 2,491,000 shares of common stock held by the trustee represent approximately 8% of our issued and outstanding shares of common stock.

The trust created by these transactions will continue until the earliest to occur of the following events:

  no outstanding exchangeable shares are held by any former Stock Research Group shareholder;

  each of 579818 B.C. Limited and Stockgroup acts in writing to terminate the trust and such termination is approved by the holders of the exchangeable shares; and no outstanding exchangeable shares are held by any former Stock Research Group shareholder; and

  December 31, 2098.

Marcus New directly owns 169,500 exchangeable shares and his wife, Yvonne New, owns directly 19,500 exchangeable shares. They both indirectly own, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and by Mrs. New as to 50%, 1,945,000 exchangeable shares. Accordingly, Marcus and Yvonne New beneficially own 2,134,000 exchangeable shares of common stock, which represent approximately 7% of our issued and outstanding common stock.

Mr. New also owns 2,000 shares of common stock which were purchased in the open market. On September 18, 2001, Mr. New was granted options to purchase 100,000 shares of common stock at an exercise price of $0.12 per share. These options fully vested on March 18, 2002 and expire on September 17, 2007. On March 5, 2002, Mr. New was granted options to purchase 400,000 shares of common stock at an exercise price of $0.22 per share, fully vesting on the grant date and with an expiry date of March 4, 2008.  On May 13, 2002, Mr. New was granted options to purchase 300,000 shares of common stock at an exercise price of $0.17 per share, fully vesting on grant date and with an expiry date of May 12, 2008.  In combination with Mr. New’s 2,134,000 exchangeable shares, his wife’s 80,500 common shares, his 800,000 vested options and 2,000 shares of common stock, Mr. New holds a beneficial ownership position in us of 3,016,500 shares, representing approximately 9% of issued and outstanding common stock.

Yvonne New owns directly 80,500 common shares.  Her direct shares in combination with her beneficial ownership of 2,134,000 exchangeable shares give her a beneficial ownership position in us of 2,214,500 shares, representing approximately 7% of issued and outstanding common stock.

U.S. Global Funds owns 2,400,000 shares, representing approximately 7% of issued and outstanding common stock.  The natural persons who hold voting power over the securities held by U.S. Global Funds are Frank Holmes and Ralph Aldis.

Security ownership of management

The tables below and the paragraphs that follow present certain information concerning our directors and executive officers. None of our directors or executive officers has any immediate family relationship with any other director or executive officer.

-----------------------------------------------------------------------------------------

Name and

Shares

Address* of

Beneficially

Beneficial

Owned On

Percent

Owner

Position with Company

December 31, 2003

of Class

-----------------------------------------------------------------------------------------

Marcus A. New

 1028 Saddle St.,

 Coquitlam, BC, Canada

CEO, Director

3,016,500

9%

Leslie A. Landes

 3928 Westridge Ave.,

 West Vancouver, BC, Canada

President, Director

938,200

3%

David Gillard

 907 – 1008 Cambie St.,

 Vancouver, BC, Canada

Chief Financial Officer

100,000

**

David N. Caddey

 49-15715 34th Ave.,

 Surrey, BC, Canada

Director

160,000

**

Louis deBoer II

 25 Central Park West,

 New York, NY

Director

100,000

**

Jeffrey Berwick

 2602-1077 Marinaside Cres.,

 Vancouver, BC, Canada

Director

437,225

1%

-----------------------------------------------------------------------------------------

All directors, executive officers and

 significant employees as a group

4,751,925

14%

-----------------------------------------------------------------------------------------

*The mailing address for each of the above mentioned parties is c/o Stockgroup Information Systems Inc., Suite 500 – 750 West Pender Street, Vancouver, British Columbia, Canada V6C 2T7.

** Less than 1%.

Leslie A. Landes acquired 105,000 common shares by exercising 105,000 options on November 26, 2002. On August 10, 2001, Mr. Landes was granted 533,200 options at an exercise price of $0.22 and with an expiry date of August 9, 2007, of which all had vested as of the date of this filing.  On October 22, 2002, Mr. Landes was granted options to purchase 300,000 shares of common stock at an exercise price of $0.15 per share, fully vesting on the grant date and with an expiry date of October 21, 2008.  Mr. Landes’ common shares and vested options provide him with a beneficial ownership of 938,200 shares representing 3% of our issued and outstanding common stock.

David Gillard was granted, on April 30, 2001, options to purchase 7,500 shares of common stock at an exercise price of $0.31 per share, fully vesting on October 31, 2001 with a six year exercise term.  On May 13, 2002, Mr. Gillard was granted options to purchase 92,500 shares of common stock at an exercise price of $0.15 per share, fully vesting on May 13, 2002 and with a six year exercise term.  Mr. Gillard has beneficial ownership of 100,000 shares of common stock representing less than 1% of issued and outstanding common stock.

Of the amount shown for David Caddey, 50% (or 30,000 shares) are owned by Ms. Donna Caddey, Mr. Caddey’s wife.  Mr. Caddey and his wife each directly own 20,000 exchangeable shares. In addition, 20,000 shares of common stock are jointly owned by David and Donna Caddey. On August 10, 2001, Mr. Caddey was granted options to purchase 50,000 shares of common stock at an exercise price of $0.22 per share, full vesting on August 10, 2002, and an expiry date of August 9, 2007.  On October 22, 2002, Mr. Caddey was granted options to purchase 50,000 shares of common stock at an exercise price of $0.15 per share, full vesting on grant date, and an expiry date of October 21, 2008.  In combination with his direct and indirect holdings of 40,000 exchangeable shares and direct and indirect holdings of 20,000 shares of common stock, and 100,000 vested options, Mr. Caddey beneficially owns 160,000 shares representing less than 1% of issued and outstanding common stock.

Louis deBoer II was granted, on August 10, 2001, options to purchase 50,000 shares of common stock at an exercise price of $0.22 per share, with a six year term and fully vesting on August 10, 2002.  On October 22, 2002, Mr. deBoer was granted options to purchase 50,000 shares of common stock at an exercise price of $0.15 per share, fully vesting on the grant date and with an expiry date of October 21, 2008. Mr. deBoer’s vested options provide him with a beneficial ownership of 100,000 shares representing less than 1% of issued and outstanding common stock.

Jeffrey Berwick owns 437,225 common shares, representing approximately 1% of our issued and outstanding common stock.

Equity Compensation Plans

-----------------------------------------------------------------------------------------

Equity Compensation Plan Information

-----------------------------------------------------------------------------------------

Number of

securities

Number of

remaining available

securities to be

for future issuance

issued upon

Weighted-average

under equity

exercise of

exercise price of

compensation

outstanding

outstanding

plans (excluding

options, warrants

options, warrants

securities reflected

and rights

and rights

in column (a)

Plan category

(a)

(b)

(c)

-----------------------------------------------------------------------------------------

Equity compensation

 plans approved by

2,380,600

$

0.20

3,300,000

 security holders

Equity compensation

 plans not approved

-

-

-

 by security holders

-----------------------------------------------------------------------------------------

Total

2,380,600

0.20

3,300,000

-----------------------------------------------------------------------------------------

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

EXHIBIT NUMBER

DESCRIPTION OF EXHIBIT AND FILING REFERENCE

2.1

Share Exchange and Share Purchase Agreement dated March 11,

  1999 effecting a change in control of Registrant – incorporated by reference to Form 8K filed March 19, 1999, Form 8K/A filed March

  24, 1999 and Form 8K/A filed May 10, 1999.

3.1

Articles of Incorporation & Bylaws – incorporated by reference to

Form 10SB12G filed January 29, 1998.

4.1

1999 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed November 16, 1999.

4.2

2000 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed May 15, 2001.

4.3

2001 and 2002 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed May 13, 2002.

9.1

Exchange and Voting Agreement - incorporated by reference to Form 8K filed March 19, 1999.

10.1

Executive Employment Agreement dated February 9, 2004 between

  Stockgroup Media Inc. and Marcus New.

13.1

Forms 10QSB for the quarters ended March 31, 2003, June 30, 2003 and

  September 30, 2003 – incorporated by reference to filings made on

  May 15, 2003, August 14, 2003, and November 14, 2003 respectively.

13.2

Form 10KSB for the year ended December 31, 2002 incorporated by reference to the filing made on March 24, 2002.

14.1

Code of Ethics.

23.1

Consent of Independent Chartered Accountants.

31.1

Section 302 Certification - CEO.

31.2

Section 302 Certification - CFO.

32.1

Section 906 Certification - CEO.

32.2

Section 906 Certification - CFO.

No reports on Form 8-K have been filed within the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Our independent auditors are Ernst & Young LLP.

Audit Fees

Fees for audit services totaled $76,000 in 2003 and $77,000 in 2002, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, and services in connection with SEC filings.

Audit Related Fees

Fees for audit related services were $NIL for 2003 and 2002.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $9,000 in 2003 and $9,000 in 2002.

All Other Fees

Fees for all other services not included above were $NIL for 2003 and 2002.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

The audit committee has considered the nature and amount of the fees billed by Ernst & Young LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP independence.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Stockgroup Information Systems Inc.

       (Registrant)

Dated:  March 9, 2004

By:

/s/ Marcus A. New

------------------------------------------------

Marcus A. New, Chairman, Chief Executive Officer

/s/ David Gillard

------------------------------------------------

David Gillard, Chief Financial Officer,

Secretary and Treasurer

/s/ Les Landes

------------------------------------------------

Leslie Landes, Director, President

& Chief Operating Officer

/s/  David Caddey

------------------------------------------------

David Caddey, Director

/s/  Lee deBoer

------------------------------------------------

Louis deBoer II, Director

/s/ Jeff Berwick

------------------------------------------------

Jeffrey Berwick, Director