Form 10QSB
period 2004-03-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2004-05-12
CIK 1054097

CONFORMED SUBMISSION TYPE:

10QSB

PUBLIC DOCUMENT COUNT:

CONFORMED PERIOD OF REPORT:

20040331

FILED AS OF DATE:

20030513

FILER:

COMPANY DATA:

COMPANY CONFORMED NAME:

STOCKGROUP INFORMATION SYSTEMS INC.

CENTRAL INDEX KEY:

0001054097

STANDARD INDUSTRIAL CLASSIFICATION:

SERVICES-COMPUTER PROCESSING

& DATA PREPARATION [7374]

IRS NUMBER:

841379282

STATE OF INCORPORATION:

CO

FISCAL YEAR END:

1231

FILING VALUES:

FORM TYPE:

10QSB

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

<TYPE>10QSB

<SEQUENCE>1

<DESCRIPTION>QUARTERLY REPORT

<TEXT>

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,653,221

Transitional Small Business Disclosure Format (check one): Yes: ___ No: _X_

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Stockgroup Information Systems Inc.

FORM 10-QSB

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED - Expressed in U.S. Dollars)

March 31,

December 31,

2004

2003

-----------

------------

ASSETS

CURRENT

Cash and cash equivalents

$

1,492,906

$

1,400,195

Marketable securities

3,198

2,616

Accounts receivable [net of allowances for doubtful

   accounts of $50,798; December 31, 2003 $45,016]

321,574

325,057

Prepaid expenses

134,817

79,648

-----------

--

-------------

TOTAL CURRENT ASSETS

$

1,952,495

$

1,807,516

Property and equipment, net

$

255,524

$

311,632

-----------

--

-------------

$

2,208,019

$

2,119,148

===========

==

=============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

Accounts payable and accrued liabilities

$

264,313

$

217,110

Accrued payroll liabilities

130,767

115,208

Deferred revenue

587,526

499,525

Current portion of capital lease obligation

15,161

38,920

-------------

-------------

TOTAL CURRENT LIABILITIES

$

997,767

$

870,763

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS’ EQUITY (note 2)

COMMON STOCK, No Par Value

Authorized shares - 75,000,000

Issued and outstanding shares – 32,653,221

 at March 31, 2004 [32,498,721 – December 31, 2003]

$

13,239,099

$

13,218,924

ADDITIONAL PAID-IN CAPITAL

3,099,314

3,099,314

ACCUMULATED DEFICIT

(15,128,161)

(15,069,853)

-----------

--

-------------

TOTAL SHAREHOLDERS’ EQUITY

$

1,210,252

$

1,248,385

-------------

-------------

$

2,208,019

$

2,119,148

===========

==

=============

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED - Expressed in U.S. Dollars)

Three Months

Three Months

                                                                Ended          Ended

March

March

31, 2004

31, 2003

------------

------------

REVENUE

Revenues

$

1,046,231

$

601,712

  Cost of revenues                                             203,397       157,354

                                                           -----------  ------------

Gross profit

$

842,834

$

444,358

EXPENSES

Sales and marketing

$

316,758

$

158,774

General and administrative

588,592

537,739

------------

------------

$

905,350

$

696,513

------------

------------

LOSS FROM OPERATIONS

$

(62,516)

$

(252,155)

Interest income

4,871

-

Interest expense

(1,296)

(216,502)

Other income

633

472

------------

------------

NET LOSS AND COMPREHENSIVE LOSS

$

(58,308)

$

(468,185)

============

============

BASIC AND DILUTED

LOSS PER SHARE:

Net loss

$

(0.00)

$

(0.02)

============

============

Weighted average shares

outstanding for the period

32,556,809

20,521,940

============

============

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - Expressed in U.S. Dollars)

Three Months

Three Months

Ended

Ended

March

March

31, 2004

31, 2003

OPERATING ACTIVITIES

------------

------------

Net loss

$

(58,308)

$

(468,185)

Add (deduct) non-cash items

Amortization

87,077

94,515

Effective interest on convertible notes and debentures

-

203,644

Bad debt expense

5,782

3,067

Unrealized foreign exchange (gain) loss

-

11,996

------------

------------

$

34,551

$

(154,963)

Net changes in non-cash working capital

Marketable securities

(582)

(493)

Accounts receivable

(2,299)

(147,853)

Prepaid expenses

(55,169)

14,701

Accounts payable and accrued liabilities

47,203

(25,143)

Accrued payroll liabilities

15,559

(60,324)

Accrued interest on notes payable

-

(10,544)

Deferred revenue

88,001

55,074

------------

------------

CASH PROVIDED BY (USED IN) OPERATIONS

$

127,264

$

(329,545)

------------

------------

FINANCING ACTIVITIES

Proceeds on exercise of warrants

-

83,775

Proceeds on exercise of stock options

20,175

720

Repayment of convertible debt

-

(20,000)

Repayment of notes payable

-

(47,000)

Repayment of capital lease obligation

(23,759)

(43,398)

------------

------------

CASH USED IN FINANCING

$

(3,584)

$

(25,903)

------------

------------

INVESTING ACTIVITIES

Property and equipment (net)

(30,969)

(6,446)

------------

------------

CASH USED IN INVESTING

$

(30,969)

$

(6,446)

------------

------------

INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS

92,711

(361,894)

Cash and cash equivalents, beginning of period

1,400,195

539,970

------------

------------

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

1,492,906

$

178,076

============

============

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Stockgroup Information Systems Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months Ended March 31, 2004

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

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

2. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Issues of common shares for the three-month period ended March 31, 2004 are summarized as follows:

On February 25, 2004, 150,000 common shares were issued to a director pursuant to an exercise of options at $0.12 and $0.15, for gross proceeds of $19,500.

On March 23, 2004 4,500 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $675.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Stock Options

The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,501,100 common shares for issuance.  Activity under the Plans is set forth below.

------------------------------------------------------------------------------------------

Options Outstanding

------------------------------------------

Weighted

Shares

Average

available

Number of

Price per

Exercise

for grant

shares

share

Price

#

#

$

$

------------------------------------------------------------------------------------------

Balance at December 31, 2003

-

2,380,600

0.12 - 0.59

0.20

2003 Stock Option Plan

3,300,000

-

-

-

Options granted

(1,078,500)

1,078,500

0.27 – 0.30

0.28

Options exercised

-

(154,500)

0.12 - 0.15

0.13

Options forfeited

-

(25,000)

0.31

0.31

------------------------------------------------------------------------------------------

Balance at March 31, 2004        2,221,500       3,279,600     $0.12 - 0.59        $0.23

__________________________________________________________________________________________
__________________________________________________________________________________________

The Company has discontinued the issuance of options under the 1999, 2000, 2001 and 2002 Stock Option Plans.  Options outstanding under these Plans continue to be exercisable as vested until exercised or forfeited.  If forfeited they are no longer available for future issuance.

Warrants

As at March 31, 2004, common stock issuable pursuant to warrants outstanding is as follows:

-------------------------------------------------------------------------------------------------

Warrants

Warrants

Outstanding

Warrants

Warrants

Warrants

Outstanding

 Exercise

Expiry

At January

Issued

Exercised

Forfeited

At March

Price

Date

1, 2004 #

#

#

#

31, 2004 #

$

-------------------------------------------------------------------------------------------------

Series 1

281,818

-

-

-

281,818

3.00

March 31, 2005

Series 3A

500,000

-

-

-

500,000

0.25

July 31, 2005

Series 3B

300,000

-

-

-

300,000

0.50

July 31, 2005

Series 8

1,871,400

-

-

-

1,871,400

C$0.60

December 4, 2004

 and January 16, 2005

Series 9

374,280

-

-

-

374,280

C$0.37

June 4, 2005

 and July 16, 2005

Series 10

187,140

-

-

-

187,140

C$0.60

December 4, 2004

 and January 16, 2005

-------------------------------------------------------------------------------------------------

3,514,638

-

-

-

3,514,638

-------------------------------------------------------------------------------------------------

3. ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

The following table provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense:

For the three months ended

March

March

31, 2004

31, 2003

Net loss – as reported

$

(58,308)

$

(468,185)

Add:  Stock-based

  employee compensation

  expense included

  in reported net

  income

-

-

Deduct: Stock-based

  employee compensation

  expense determined

  under the fair value-

  based method

  for all awards

(33,804)

(8,235)

--------------

-------------

Net loss – pro forma

$

(92,112)

$

(476,420)

==============

=============

Net loss per share

  As reported

$

(0.00)

$

(0.02)

  Pro forma

(0.00)

(0.02)

For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the stock options’ vesting period.

The pro forma effects of applying SFAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as the number of stock options, their fair value at the date of grant and the vesting schedules thereof vary widely from quarter to quarter.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

For the three months ended

March 31, 2004

March 31, 2003

Dividend yield

0%

0%

Weighted average expected life (years)

3.40

4.06

Risk-free interest rate

3.02%

4.30%

Expected volatility

78%

121%

4. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

For the three months ended

March

March

31, 2004

31, 2003

-------------------------------------------------------------------------------------------------

Financial Software and Content Systems

387,533

216,132

Public Company Disclosure and Awareness Products

$

658,698

$

385,580

-------------------------------------------------------------------------------------------------

$

1,046,231

$

601,712

-------------------------------------------------------------------------------------------------

During the first three months of 2004 and 2003 the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue, and no customers which constituted greater than 10% of accounts receivable at the end of each three month period.

5. COMMITMENTS AND CONTINGENCIES

The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain advertising services. The Company delivered the requested services throughout October and November 2000; however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. No court date has been set at this time. Although management currently believes the outcome of the litigation will be in the Company’s favor, they have not elected to aggressively pursue the litigation at this time. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations in the period the litigation is resolved.

In addition, the Company is subject to various other legal matters in the ordinary course of business.  It is not possible at this time to predict with any certainty the outcome of such litigation.  Management believes that the ultimate resolution of these matters would not have a material effect on the Company’s financial position or results of operations.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and in December 2003 issued a revision to FIN 46 (“FIN 46R”).  FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision’s about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the benefits of the entity. FIN 46, as applied to small business issuers, is effective for all new variable interest entities created or acquired after January 31, 2003.  The initial adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s financial position, results of operations or cash flows.   For variable interest entities that are not special purpose entities created or acquired prior to February 1, 2003, FIN 46R is effective for the Company’s first reporting period after December 15, 2004. The Company is currently evaluating the effect that this adoption of FIN 46R will have on its results of operations and financial condition; however, it does not expect the adoption of FIN 46R will have a significant impact on its consolidated financial statements.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS – THREE MONTH PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003

While our services can be categorized into two major divisions, there are two basic commonalities between them -- the stock markets and the internet.  Popular interest in the stock markets is very important to our business.  Our audience at Stockhouse is closely correlated with the popularity of the markets, and accordingly a larger audience may translate into larger advertising revenues for us over the long term.  Our Financial Software and Content Systems business is driven by the demand for market information by our clients’ user base.  Our Public Company Disclosure and Awareness Products are in greater demand when there is greater overall activity in the stock of small companies.

The Internet is the delivery vehicle for virtually all of our products.  We believe it has not yet reached maturity and continues to reach new levels of sophistication.  Increasing numbers of people are using the Internet as a source of stock market information.  As a result, financial content is becoming an expected standard offering for media and financial websites.  Our Financial Software and Content Systems clients, including large news Web sites, brokerages, portals, and other media are encountering competitive pressures to improve their financial content.  This market expansion has driven demand for our services and has resulted in continued sales growth over the past 12 months.

Revenue and Gross Profits

-------------------------------------------------------------------------------------------------

Revenue Summary ($000s)

2004

2003

Change ($)

Change (%)

-----------

----------

----------

----------

For the 3 months ended March 31

Total revenues

$

1,046

$

602

$

444

+74%

Breakdown of major categories:

Financial Software and Content…

388

216

172

+80%

Public Company Disclosure…

659

386

273

+71%

Financial Software and Content Systems (FSCS) revenue has grown by 80% when comparing Q1 04 to Q1 03.  The reason for the growth is that our licensing agreements are generally two years in duration, with successive renewal periods of one year each.  Each month we add new monthly licensing agreements which layer onto the existing agreements, producing steady revenue growth.

Our Public Company Disclosure and Awareness Products (PCDAP) revenue includes general advertising.  The 71% growth between Q1 03 and Q1 04 is due in part to increased market demand for public company exposure.  Public companies often are faced with the problem of communicating their results and future prospects to the investment community at a minimum of cost.  We have developed a certain level of access to the investment community through our Stockhouse and Smallcapcenter Web sites, and through direct contact with investors.  Other reasons for the growth are our larger, more experienced sales staff compared to one year ago, and increased general awareness in the marketplace of the types and value of our services.  Our access and Stockhouse brand name give us the ability to provide a range of exposure for smaller companies.  This exposure is highly valued, and is normally sold as a comprehensive monthly program which gives the client sustained and multi-faceted exposure to potential investors.  Commercial advertising on Stockhouse consists of various types of banner and box ads which appear on a rotating basis on the Stockhouse and Smallcapcenter Web sites.

Cost of Revenues and Gross Profit Summary ($000s)

2004

2003

Change ($)

Change (%)

-----------

----------

----------

----------

For the 3 months ended March 31

Total cost of revenues

$

203

$

157

$

46

+29%

Gross profit

843

444

399

+90%

Gross margin %

81%

74%

+7%

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Our cost of revenues consists of bandwidth, data feeds, and direct production labor.  Bandwidth costs are correlated with our Stockhouse traffic, both of which have increased from fiscal 2003 to fiscal 2004.  We have incurred a number of incremental increases in our data feed costs as we have procured higher quality data from our vendors over the past six months.  In addition, the various stock exchanges have recently charged new or increased fees for data access.  To date the stock exchange fees have not had a material impact on our overall costs. Overall, the increases in data feed costs we have experienced have been small compared to our sales growth.

Operating Expenses

-------------------------------------------------------------------------------------------------

Operating Expenses Summary ($000s)

2004

2003

Change ($)

Change (%)

-----------

----------

----------

----------

For the 3 months ended March 31

Total operating expenses

$

905

$

697

$

208

+30%

Breakdown:

Sales and marketing

317

159

158

+99%

General and administrative

589

538

51

+9%

Sales and marketing expenses increased by $158K for the three month period ended March 31, 2004 when compared with the same period in fiscal 2003 due primarily to an increase in the number of sales staff from 10 to 14 full time members. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year, and we believe this will increase revenue in the long term.  In addition, we experienced increased commissions expense due to increased sales.

General and administrative expense increased by a total of $51K for the three month period ended March 31, 2004 compared to the same period in fiscal 2003. This increase is due to several factors, most notably payroll for our increased staff size and rent for our expanded Toronto location.

Other Income (Expense) and Income Taxes

-------------------------------------------------------------------------------------------------

Interest and Other Income (Expenses) Summary ($000s)

2004

2003

-----------

----------

For the 3 months ended March 31

Total interest and other expenses

$

4

$

(216)

Breakdown:

Interest income

5

-

Cash interest expense

(1)

(13)

Non-cash interest expense on

  conversion of 8% convertible

  notes

-

(203)

Other income

0

-

We earn interest income from our cash reserves which are held in major banks, either in demand accounts or term deposits.  Cash interest expense for Q1 of fiscal 2004 consists of interest on capital leases, and in Q1 of fiscal 2003 it consisted of interest on capital leases and notes payable.  The $213K of Non-cash interest for Q1 03 arose out of the conversion of our 8% convertible notes in January 2003 and the related acceleration of the amortization of the debt discount.  Other income consists of gains on marketable securities.

No income tax expense was recorded in either Q1 of fiscal 2004 and Q1 of fiscal 2003, due to our net loss position in each quarter.  As at December 31, 2003, we had tax loss carry forwards of $4,836K in Canada which expire as follows:

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

2006

$

2,088K

2007

$

2,289K

2008

$

  459K

As at December 31, 2003, we had tax loss carry forwards of $3,459K in the U.S. which expire as follows:

2019

$

1,173K

2020

$

1,494K

2021

$

  135K

2022

$

  342K

2023

$

  315K

The tax benefits of these losses has not been recognized in the financial statements.

Net Income

-----------------------------------------------------------------------------------------

The net loss for the first three months of 2004 was $58K compared to a loss of $468K in the first three months 2003, a decrease in the loss of $410K.

LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------------------------------

We ended Q1 04 with cash and cash equivalents of $1,493K, an increase of $93K from December 31, 2003.  Our cash from (used in) operations for the past 4 quarters is as follows:

Q2 2003

$

(222K)

Q3 2003

(152K)

Q4 2003

288K

Q1 2004

127K

We finished Q1 04 with no debt, other than $15K in capital lease payments due in Q2 2004.

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

CRITICAL ACCOUNTING POLICIES

------------------------------------------------------------------------------------------

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

Revenue

Financial Software and Content Systems services consist of managing, licensing, and delivering financial market information.  Examples of financial market information are real time stock quotes, stock charts, public company profiles, investment information and technical stock analysis. We use formal service agreements, which are typically for 24-

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

month terms.  Under the service agreements we normally charge our clients a set up fee, a fixed monthly fee, and additional fees for usage beyond the threshold specified in the agreement.  Usage usually refers to Web site page views by the client’s end users.  Revenue from set up fees and fixed monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the agreement term.

All Financial Software and Content Systems services are delivered via the Internet from our Web servers to the clients’ Web sites on a continuous real time basis.  Revenue is earned starting on the day the service is activated by our production department.  We monitor usage from the day the service is activated and record any usage-based revenue on a monthly basis as it occurs.  Many agreements contain service level agreements which specify minimum service standards and remedies, such as billing reductions, for deficiency of service.  In cases where a billing adjustment occurs due to a service level deficiency, we reverse the applicable revenue in the month where the deficiency occurred.

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

Client advertising on our investment-oriented Web sites consists of continuous or rotating client profiles on various specialized Web pages within Stockhouse.com, Smallcapcenter.com and Investormarketplace.com.  Delivery of these profiles is based either on a certain number of days appearing on the Web pages or a certain quantity of page views, profile views or click-throughs, depending on the agreement.  A page view is a single instance of an Internet user viewing the page which contains the client’s name and/or logo.  A profile view is a single instance of an Internet user clicking on the client’s profile link.  A click-through is a single instance of an Internet user clicking on the client’s profile and being redirected to the client’s Web site.  Revenue is recognized on such client profile programs based on delivery, and delivery is organized and measured to equal the agreed monthly fee in each month the client is profiled on the Web pages.

E-mail services are mailings to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets.  E-mail services may be bought on a per-transmittal basis, for which revenue is recorded when the transmittal occurs, or on a fixed-fee monthly basis in which the client receives access to a fixed number of transmittals per month. We record the revenue on the fixed-fee monthly e-mail services on a pro rata basis over the term of the agreement.

Internet advertising on our Web sites are delivered and revenue earned on a page-view basis, as this term is defined above.  Advertising insertion orders are obtained from clients and advertisements are delivered in a set rotation on www.stockhouse.com, www.stockhouse.ca, and others.  At the end of certain specified period, usually monthly, the client is given a page-view delivery report and billed according to the number of page-views delivered.

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Payments received in advance of services provided, including deposits, are recorded as deferred revenue.

Cost of Revenues

Cost of revenues is recorded if the cost relates directly to the services we sell or to our revenue-generating Web sites, namely Stockhouse.com/ca, Smallcapcenter.com, and InvestorMarketPlace.com. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor.  Data feeds are a key component of many of our Financial Software and Content Systems services, as well as a key input into our revenue-generating Web sites. Bandwidth is consumed by our revenue-generating Web sites, by our Financial Software and Content Systems services, by our IntegrateIR service, and by our e-mail mailing services.  Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.  Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized.  All other costs of revenues are recognized in the period incurred.

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

We are currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted us to provide certain advertising services. We delivered the requested services throughout October and November 2000; however, the defendant defaulted on all additional payments. We are suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. No court date has been set at this time. Although our management currently believes the outcome of the litigation will be in our favor, they have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the financial statements and any settlement or final

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

 award will be reflected in the statement of operations in the period the litigation is resolved.

In addition, we are subject to various other legal matters in the ordinary course of business.  It is not possible at this time to predict with any certainty the outcome of such litigation.  Our management believes that the ultimate resolution of these matters would not have a material effect on our financial position or results of operations.

DESCRIPTION OF BUSINESS MODEL

GENERAL

Stockgroup is a financial media and technology company.  We license financial market data, content, and tools, which our customers use on their Web sites or intranets.  We also operate Stockhouse.com and Stockhouse.ca.  All of our services are delivered via the Internet.

PRODUCTS AND SERVICES

We have experience and understanding of Internet-based financial technology and media.  Using a common technology infrastructure, we have developed two main revenue sources.  They are Financial Software and Content Systems and Public Company Disclosure & Awareness Products.

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

We sell our Financial Software and Content Systems services through content and application syndicates, such as YellowBrix, through channel resellers such as The Associated Press, The Canadian Press, and through our own direct sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities and equities.

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Sector Supplements, which are a spotlight feature on a certain industry sector, such as energy, mining, biotech or technology, are an effective exposure tool for companies.  In a Sector Supplement investors are drawn to a section of Stockhouse.com that features up to 15 companies and contains industry-specific news and information.  Investors who visit this Web site can view each of the featured companies’ profiles, request information or link directly to the client’s own Web site.

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

COMPETITION

The market for our Internet products and services is relatively new and has been highly fragmented, but we have seen a trend toward consolidation of the market in recent months.  We compete intensely with other companies providing services similar to ours.  Many of those services are commodity-like and not easily differentiated.  Our competition includes direct competitors such as Big Charts, a division of CBS MarketWatch.  We also compete with companies such as CCBN and Shareholder.com for the sale of our IntegrateIR disclosure and awareness services.  Our competition in the advertising market includes other financial and business related Web sites such as TheStreet.com, Globeandmail.com and Yahoo! Finance.  We expect our competitors to remain strong as the Internet industry further consolidates.

CORPORATE BACKGROUND

We are a United States reporting public company incorporated in 1994 and registered in Colorado. Our shares are quoted on the OTCBB under the symbol SWEB and are listed on the TSX Venture Exchange under the symbol SWB.  Our head office is in Vancouver, British Columbia, Canada.

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

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

The following table sets forth high and low bid prices for our common stock on the OTC Bulletin Board for the quarterly periods ended March 31, 2003 through to March 31, 2004. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:

High

Low

Volume

------------------------------------------------------------------------------------------

March 31, 2003

$

0.380

$

0.205

4,858,400

June 30, 2003

$

0.380

$

0.219

7,464,200

September 30, 2003

$

0.400

$

0.260

13,125,600

December 31, 2003

$

0.380

$

0.250

7,794,000

March 31, 2004

$

0.350

$

0.265

8,823,500

------------------------------------------------------------------------------------------

The following table sets forth high and low bid prices for our common stock on the TSX Venture Exchange for the quarterly periods ended March 31, 2003 through to March 31, 2004. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:

High

Low

Volume

------------------------------------------------------------------------------------------

March 31, 2003

C$

0.50 (0.33)

C$

0.31 (0.21)

575,300

June 30, 2003

C$

0.49 (0.35)

C$

0.34 (0.24)

703,744

September 30, 2003

C$

0.52 (0.38)

C$

0.33 (0.24)

1,019,500

December 31, 2003

C$

0.51 (0.38)

C$

0.34 (0.26)

575,900

March 31, 2004

C$

0.46 (0.35)

C$

0.33 (0.25)

2,046,300

------------------------------------------------------------------------------------------

Holders

As of the date of this filing we had 186 registered shareholders and approximately 2,000 other beneficial owners with shares on deposit with brokerage house, owning a total of 32,653,221 shares of our common stock.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in litigation in British Columbia Supreme Court with a former customer, Pacific Capital Markets Inc. or PCMI, to collect amounts owing pursuant to a contract entered into in September, 2000. The defendant provided a $100,000 deposit and contracted us to provide certain lead generation services. We delivered the requested services throughout October and November, 2000, however, the defendant defaulted on all additional payments. We are suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of the date of this filing no further action had been taken by either party and no court date has been set. Although we currently believe the outcome of the litigation will be in our favor, we have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in our statement of operations in the period the litigation is resolved.

We have been named as a defendant in a lawsuit in Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis.  The plaintiffs have brought the action seeking damages for defamation in the amount of C$100,000 plus pre-judgment interest.  The alleged defamation was caused by certain members of our Bull

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Boards investment discussion forum on www.stockhouse.com/ca.  We have responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. We expect to be released from this litigation without incurring significant expense.  We have been named in a similar lawsuit in British Columbia Supreme Court by plaintiffs Adanac Gold Corp., Molycor Gold Corp., and Larry Reaugh.  The plaintiffs are seeking an injunction against John Doe, as well as unnamed damages.  We have responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. We expect to be released from this litigation without incurring significant expense.

Item 2. Changes in Securities

No unregistered securities were issued during the period covered by this report.  There were no changes to any class of our securities.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

1.  Reports on Form 8-K (incorporated by reference only)

On April 1, 2004, we filed an 8-K to disclose a change in the deadline for shareholder proposals for our 2004 annual general meeting, and to announce the date of the meeting as June 24, 2004.

No other reports on form 8-K have been filed in 2004.

31

(a)

CEO Section 302 Certification

(b)

CFO Section 302 Certification

32

Section 906 Certification

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Risk Factors" in the Form 10K for the year ended December 31, 2003. Stockgroup Information Systems Inc. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.

(Registrant)

Date: May 11, 2004

By:  /s/ David Gillard, CGA

---------------------------------------------

Chief Financial Officer, Secretary & Treasurer

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Exhibit 31(a) SECTION 302 CERTIFICATIONS

CERTIFICATION

I, Marcus New, CEO, certify that:

1.

I have reviewed this report on Form 10-QSB of Stockgroup Information Systems Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  May 11, 2004

/s/  Marcus New

Marcus New

Chief Executive Officer

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Exhibit 31(b) Section 302 Certification

CERTIFICATION

I, David Gillard, CFO, certify that:

1.

I have reviewed this report on Form 10-QSB of Stockgroup Information Systems Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  May 11, 2004

/s/  David Gillard

David Gillard, CGA

Chief Financial Officer

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2004

Exhibit 32 - Section 906 Certification

CERTIFICATION

We, Marcus New, Chief Executive Officer, and David Gillard, Chief Financial Officer of Stockgroup Information Systems Inc. (the "Company"), certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, that:

(1) The Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2004 (the “Report”) fully complies with the requirements of § 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Marcus New

Marcus New
Chief Executive Officer

May 11, 2004

/s/ David Gillard

David Gillard

Chief Financial Officer

May 11, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.