Form 10QSB
period 2004-08-06
STOCKGROUP INFORMATION SYSTEMS INC
filed 2004-08-10
CIK 1054097

CONFORMED SUBMISSION TYPE:

10QSB

PUBLIC DOCUMENT COUNT:

CONFORMED PERIOD OF REPORT:

20040630

FILED AS OF DATE:

20040810

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

For the quarterly period ended June 30, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,931,221

Transitional Small Business Disclosure Format (check one): Yes: ___ No: _X_

Stockgroup Information Systems Inc.

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED - Expressed in U.S. Dollars)

June 30,

December 31,

1

2003 (1)

-----------

------------

ASSETS

CURRENT

Cash and cash equivalents

$

1,405,391

$

1,400,195

Marketable securities

27,083

2,616

Accounts receivable [net of allowances for doubtful

   accounts of $80,879; December 31, 2003 $45,016]

   (note 4)

447,467

325,057

Prepaid expenses

145,097

79,648

-----------

--

-------------

TOTAL CURRENT ASSETS

$

2,025,038

$

1,807,516

Property and equipment, net (note 6)

$

454,423

$

311,632

-----------

--

-------------

$

2,479,461

$

2,119,148

===========

==

=============

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT

Accounts payable and accrued liabilities

$

228,173

$

217,110

Accrued payroll liabilities

91,854

115,208

Deferred revenue

597,642

499,525

Capital lease obligation

-

38,920

-------------

-------------

TOTAL LIABILITIES

$

917,669

$

870,763

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS’ EQUITY (note 2)

COMMON STOCK, No Par Value

Authorized shares – 75,000,000

Issued and outstanding shares – 33,931,221

 at June 30, 2004 [32,498,721 – December 31, 2003]

$

13,568,499

$

13,218,924

ADDITIONAL PAID-IN CAPITAL

3,099,314

3,099,314

ACCUMULATED DEFICIT

(15,106,021)

(15,069,853)

-----------

--

-------------

TOTAL SHAREHOLDERS’ EQUITY

$

1,561,792

$

1,248,385

-------------

-------------

$

2,479,461

$

2,119,148

===========

==

=============

(1)

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED - Expressed in U.S. Dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004 -------------	2003 -------------	2004 -------------	2003 -------------

REVENUE
Revenues (note 4)	$1,184,954	$688,529	$2,231,185	$1,290,241
Cost of revenues (note 4)	217,185	176,332	420,582	333,686
	-----------	-----------	-----------	-----------
Gross profit	$967,769	$512,197	$1,810,603	$956,555

EXPENSES
Sales and marketing	$410,932	$166,041	$727,690	$324,815
General and administrative	539,227	574,050	1,127,819	1,111,789
	-----------	-----------	-----------	-----------
	$950,159	$740,091	$1,855,509	$1,436,604
	-----------	-----------	-----------	-----------
INCOME(LOSS) FROM OPERATIONS	$17,610	$(227,894)	$(44,906)	$(480,049)

Interest income	5,487	-	10,358	-
Interest expense	(327)	(668,496)	(1,623)	(884,998)
Other income (expense)	(630)	2,653	3	3,125
	-----------	-----------	-----------	-----------
NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS)	$22,140	$(893,737)	$(36,168)	$(1,361,922)
	=============	=============	=============	=============
BASIC AND DILUTED INCOME
(LOSS) PER SHARE	$0.00	$(0.04)	$(0.00)	$(0.06)
	=============	=============	=============	=============
Weighted average shares
outstanding for the period	32,498,721	24,199,767	32,597,290	22,371,013
	=============	=============	=============	=============

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - Expressed in U.S. Dollars)

                                 Three Months  Three Months   Six Months  Six Months

                                   Ended June   Ended June   Ended June   Ended June

30, 2004        30, 2003        30, 2004      30,2003

OPERATING ACTIVITIES

------------

------------

------------

------------

Net income (loss)

$

22,140

$

(893,737)

$

(36,168)

$

(1,361,922)

Add (deduct) non-cash items

Amortization

98,044

95,338

185,121

189,853

Effective interest on

convertible notes and debentures

-

656,707

-

860,351

Bad debt expense

30,081

49,586

35,863

52,653

Unrealized foreign

exchange gain

-

11,766

-

23,762

--------------

--------------

-------------

-

--------------

$

150,265

$

(80,340)

$

184,816

$

(235,303)

Net changes in non-cash

  working capital

Marketable securities

(23,885)

(2,621)

(24,467)

(3,114)

Accounts receivable

(155,974)

(94,714)

(158,273)

(242,567)

Prepaid expenses

(10,280)

3,239

(65,449)

17,940

Accounts payable and

  accrued liabilities

(36,140)

5,638

11,063

(19,505

Accrued payroll liabilities

(38,913)

6,813

(23,354)

(53,511)

Accrued interest

  notes payable

-

2,617

-

(7,927)

Deferred revenue

10,116

(63,135)

98,117

(8,061)

--------------

--------------

-------------

-

--------------

CASH PROVIDED BY (USED IN)

  OPERATIONS

$

(104,811)

$

(222,503)

$

22,453

$

(552,048)

--------------

--------------

--------------

--------------

INVESTING ACTIVITIES

Property and equipment (net)

$

(6,243)

$

(11,193)

$

(37,212)

$

(17,639)

--------------

--------------

--------------

--------------

CASH USED IN INVESTING

$

(6,243)

$

(11,193)

$

(37,212)

$

(17,639)

--------------

--------------

--------------

--------------

FINANCING ACTIVITIES

Issuance of common stock and

  warrants (net)

$

-

$

645,281

$

-

$

625,281

Proceeds on exercise of warrants

-

-

-

83,775

Proceeds on exercise of

  stock options

38,700

11,250

58,875

11,970

Repayment of (proceeds from)

  convertible debt

-

11,668

-

(35,332)

Repayment of notes payable

-

(47,000)

-

(47,000)

Repayment of capital lease

  obligation

(15,161)

(12,221)

(38,920)

(55,619)

--------------

--------------

--------------

--------------

CASH PROVIDED BY FINANCING

$

23,539

$

608,978

$

19,955

$

583,075

--------------

--------------

--------------

--------------

INCREASE (DECREASE) IN CASH

  AND CASH EQUIVALENTS

$

(87,515)

$

375,282

$

5,196

$

13,388

Cash and cash equivalents,

  beginning of period

1,492,906

178,076

1,400,195

539,970

--------------

--------------

--------------

--------------

CASH AND CASH EQUIVALENTS,

  END OF PERIOD

$

1,405,391

$

553,358

$

1,405,391

$

553,358

==============

==============

==============

==============

The Accompanying Notes Are An Integral Part

Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2004

(UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the “Company”) provides various financial market data, tools, and content to its customers in media, corporate, and financial services companies. In addition, the Company provides advertising services and automated investor disclosure to companies through its Web site properties, including StockHouse.com, and through hosted services to its customers’ Web sites. All services are delivered via the Internet.

The Company was incorporated under the laws of Colorado on December 6, 1994.

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.  In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these financial statements. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.  Such reclassifications had no effect on net income as previously reported.

2. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Issues of common shares for the six-month period ended June 30, 2004 are summarized as follows:

On February 25, 2004, 150,000 common shares were issued to a director pursuant to an exercise of options at $0.12 and $0.15, for gross proceeds of $19,500.

On March 23, 2004 4,500 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $675.

On April 27, 2004, 8,000 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $1,200.

On June 2, 2004, 1,020,000 common shares were issued to StockHouse Media Corporation pursuant to a buyout of the balance of assets under a Joint Venture Development and Operating Agreement dated June 24, 2002 (see note 6).

On June 10, 2004, 250,000 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $37,500.

Stock Options

The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,223,600 common shares for issuance.  Activity under the Plans is set forth below.

------------------------------------------------------------------------------------------

Options Outstanding

------------------------------------------

Weighted

Shares

Average

Available

Number of

Price Per

Exercise

For Grant

Shares

Share

Price

#

#

$

$

------------------------------------------------------------------------------------------

Balance at December 31, 2003

-

2,380,600

0.12 - 0.59

0.20

2003 Stock Option Plan

3,300,000

-

-

-

Options granted

(1,343,500)

1,343,500

0.21 – 0.30

0.28

Options exercised

-

(412,500)

0.12 - 0.15

0.14

Options forfeited

100,000

(144,500)

0.15 - 0.31

0.29

------------------------------------------------------------------------------------------

Balance at June 30, 2004         2,056,500       3,167,100     $0.12 - 0.59    $0.23

The Company discontinued the granting of options under the 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002.  Options outstanding under these Plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants.  Stock options forfeited under the 2003 Plan are available for future grants.

Warrants

As at June 30, 2004, common stock issuable pursuant to warrants outstanding is as follows:

Warrants			Warrants
Outstanding Warrants	Outstanding	Exercise	Expiry
At January Forfeited	At June	Price	Date
	1, 2004 #	#	30, 2004 #	$
--------------------------------------------------------------------------------------------------
Series 1	281,818	-	281,818	3.00	March 31, 2005
Series 3A	500,000	-	500,000	0.25	July 31, 2005
Series 3B	300,000	-	300,000	0.50	July 31, 2005
Series 8	1,871,400	-	1,871,400	C$0.60	December 4, 2004
					and January 16, 2005
Series 9	374,280	274,680	374,280	C$0.37	June 4, 2005
					and July 16, 2005
Series 10	187,140	137,340	49,800	C$0.60	June 4, 2004
					and July 16, 2004
--------------------------------------------------------------------------------------------------
	3,514,638	137,340	3,377,298

3. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures compensation expense for all of its Plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure provisions of Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).

The following table provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method using the Black-Scholes option pricing model had been applied in measuring compensation expense:

For the three months ended

For the six months ended

     June 30,

June 30,

June 30,

June 30,

     2004

2003

2004

2003

Net income (loss)

  – as reported

$

22,140

$

(893,737)

$

(36,168)

$

(1,361,922)

Deduct: Stock-based

  employee compensation

  expense determined

  under the fair value-

  based method

  for all awards

(50,665)

(5,025)

(84,469)

(13,399)

-------------

-------------

-------------

-------------

Net loss – pro forma

$

(28,525)

$

(898,762)

$

(120,637)

$

(1,375,321)

=============

=============

=============

=============

Basic and diluted loss per share

  As reported

$

(0.00)

$

(0.04)

$

(0.00)

$

(0.06)

  Pro forma

(0.00)

(0.04)

(0.00)

(0.06)

For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the stock options’ vesting period.

The pro forma effects of applying SFAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as the number of stock options, their fair value at the date of grant and the vesting schedules thereof, vary widely from quarter to quarter.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

For the three months

For the six months

ended June 30

ended June 30

2004

2003

2004

2003

Dividend yield                              0%          0%          0%          0%

Weighted average expected life (years)    3.43        4.06        3.42        4.06

Risk-free interest rate                  4.01%       4.30%       3.52%       4.30%

Expected volatility                        67%        121%         73%        121%

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace the existing requirements under FAS 123 and APB 25. Under the proposal, all forms for share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. The Company is investigating what impact the adoption of the exposure draft will have on its financial position and results of operations.

4. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

For the three months ended  For the six months ended

June 30,       June 30,       June 30,    June 30,

2004           2003           2004        2003

 ------------------------------------------------------------------------------------

Financial Software

  and Content Systems          $ 381,660       $ 308,149     $ 769,194     $ 524,281

Public Company Disclosure

  and Awareness Products         803,294         380,380     1,461,991       765,960
 ------------------------------------------------------------------------------------

$1,184,954       $ 688,529   $ 2,231,185    $1,290,241

 ------------------------------------------------------------------------------------

During the first six months of 2004 and 2003, the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue.  It had one customer which constituted 17% of accounts receivable and no other customers which constituted greater than 10% of accounts receivable at June 30, 2004, and no customers which constituted greater than 10% of accounts receivable at June 30, 2003.

In the normal course of business, the Company entered into a barter transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company’s Web sites.  The barter transaction resulted in revenue of $12,520 for the three months ended June 30, 2004 [2003 - $11,800] and $24,659 for the six months ended June 30, 2004 [2003 - $11,800], with a corresponding expense included in cost of revenues in each period.  The barter pricing was at fair market prices based on equivalent services paid for in cash during the same period.

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

6. ASSET ACQUISITION

On June 24, 2002, the Company acquired certain website and related software assets of Stockhouse Media Corporation (“StockHouse”).  Under the terms of the agreement, the Company purchased a 65% interest in the assets by issuing 2,080,000 shares of unregistered common stock with a fair value of $424,320.  The assets acquired were program source codes underlying the website, which are classified as software, for $347,122, and prepaid operating costs of $77,198.

On June 2, 2004, the Company acquired the remaining 35% interest in the StockHouse assets for 1,020,000 shares of unregistered common stock with a fair value of $290,700.  The full amount was classified as software assets on the balance sheet and is being amortized over the 13 months ended June, 2005, to coincide with the amortization of the original 65% of the assets.

7. ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which the Company may be required to indemnify clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company, and (iii) service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2004 and December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Risk Factors" in the Form 10-KSB for the year ended December 31, 2003. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS – THREE MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

While our services can be categorized into two major divisions –- Financial Software and Content Systems and Public Company Disclosure and Awareness Products -- there are basic commonalities between them.  All of our services relate to the financial markets and all of our services are currently delivered over the Internet.

Our sales are driven by popular interest in the stock markets.  Our Financial Software and Content Systems business is driven by the demand for market information by our clients’ end users.  Our Public Company Disclosure and Awareness Products are in greater demand when there is greater overall interest in the stock of small publicly traded companies.  Our audience levels on StockHouse are closely correlated with the popularity of the stock market.  We believe that greater audience levels on StockHouse will translate into larger advertising revenues for us over the long term.

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

Revenue and Gross Profits

 ------------------------------------------------------------------------------------

Revenue Summary

2004

2003

Change($)

Change(%)

-----------

----------

----------

----------

For the 3 months ended June 30

Total revenues

$

1,184,954

$

688,529

$

496,425

+72%

Breakdown of major categories:

Financial Software and Content

381,660

308,149

73,511

+24%

Public Company Disclosure

803,294

380,380

422,914

+112%

For the 6 months ended June 30

Total revenues

$

2,231,185

$

1,290,241

$

940,944

+73%

Breakdown of major categories:

Financial Software and Content

769,194

524,281

244,913

+47%

Public Company Disclosure

1,461,991

765,960

696,031

+91%

Financial Software and Content Systems (FSCS) revenue has grown by 24% and 47% when comparing the three and six month periods respectively ended June 30, 2004 and 2003.  The growth is attributable to a growing number of monthly agreements, and the adding-on to existing clients.  The number of recurring agreements through the Associated Press is growing at a steady rate.

Our Public Company Disclosure and Awareness Products (PCDAP) revenue includes general advertising on StockHouse and our licensed integrate IR service.  The 112% and 91% growth between the three and six month periods ending June 30, 2003 and 2004 respectively is due in part to increased market demand for public company exposure and in part to improved marketing efforts and product development.  We have developed a certain level of access to the investment community through our StockHouse and Smallcapcenter Web sites, and through direct contact with investors.  Our access and StockHouse brand name give us the ability to provide a range of exposure for companies.  This exposure is highly valued, and is normally sold as a comprehensive monthly program which gives the client sustained and multi-faceted exposure to potential investors.  Commercial advertising on StockHouse consists of various types of banner and box ads which appear on a set rotation on the StockHouse and Smallcapcenter Web sites.

Cost of Revenues and Gross Profit Summary

2004

2003

Change($)

Change(%)

-----------

----------

----------

----------

For the 3 months ended June 30

Total cost of revenues

$

217,185

$

176,332

$

40,853

+23%

Gross profit

967,769

512,197

455,572

+89%

Gross margin %

82%

74%

+8%

For the 6 months ended June 30

Total cost of revenues

$

420,582

$

333,686

$

86,896

+26%

Gross profit

1,810,603

956,555

854,048

+89%

Gross margin %

81%

74%

+7%

Our cost of revenues consists of bandwidth, data feeds, and direct production labor.  Bandwidth costs are correlated with our StockHouse traffic, which has increased from fiscal 2003 to fiscal 2004.  We have incurred a number of incremental increases in our data feed costs as we have procured higher quality data from our vendors over the past twelve months, which account for part of the 23% and 26% increases in the three and six month periods ended June 30, 2003 and 2004 respectively.  In addition, the various stock exchanges have recently charged new or increased fees for data access.  To date the stock exchange fees have not had a material impact on our overall costs. Overall, the increases in cost of revenue we have experienced have been small compared to our sales growth, as evidenced by our gross margin percentage which has gone from 74% in the three and six month period ended June 30, 2003 to 82% and 81% for the three and six month periods respectively ended June 30, 2004.

Operating Expenses

 ------------------------------------------------------------------------------------

Operating Expenses Summary

2004

2003

Change($)

Change(%)

-----------

----------

----------

----------

For the 3 months ended June 30

Total operating expenses

$

950,159

$

740,091

$

210,068

+28%

Breakdown:

Sales and marketing

410,932

166,041

244,891

+148%

General and administrative

539,227

574,050

(34,823)

-6%

For the 6 months ended June 30

Total operating expenses

$

1,855,509

$

1,436,604

$

418,905

+29%

Breakdown:

Sales and marketing

727,690

324,815

402,875

+124%

General and administrative

1,127,819

1,111,789

16,030

+1%

Sales and marketing expenses increased by $245K and $402K for the three and six month periods respectively ended June 30, 2004 when compared with the same periods in fiscal 2003.  The increases are due primarily to an increase in the number of sales staff from 11 to 17 full time members from June 30, 2003 to June 30, 2004. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year, and we believe this will increase revenue in the long term.  In addition, we experienced increased commissions expense due to increased sales.

General and administrative expense decreased by a total of $35K for the three month period ended June 30, 2004 compared to the same period in fiscal 2003, and increased by $16K for the respective six month periods. This decrease for the three month period is due to several factors, most notably reduced rent and reduced foreign exchange loss.

Other Income (Expense)

------------------------------------------------------------------------------------

Interest and Other Income (Expense) Summary

2004                    2003

-----------

----------

For the 3 months ended June 30

Total interest and other income (expenses)

$

4,530

$

(665,843)

Breakdown:

Interest income

5,487

-

Cash interest expense

(327)

(11,789)

Non-cash interest expense on

  conversion of 8% convertible

  notes

-

(656,707)

Other income (expense)

(630)

2,653

For the 6 months ended June 30

Total interest and other income (expenses)

$

8,738

$

(881,873)

Breakdown:

Interest income

10,358

-

Cash interest expense

(1,623)

(24,647)

Non-cash interest expense on

  conversion of 8% convertible

  notes

-

(860,351)

Other income

3

3,125

We earn interest income from our cash reserves which are held in major banks, either in demand accounts or term deposits.  Cash interest expense for the three and six months ended June 30, 2004 consists of interest on capital leases, and in the three and six months ended June 30, 2003 it consisted of interest on capital leases and notes payable.  The $860K of non-cash interest for 2003 arose out of the conversion of our 8% convertible notes in January 2003 and May 2003 and the related acceleration of the amortization of the debt discount.  Other income consists of gains on marketable securities.

Net Income

-----------------------------------------------------------------------------------------

The net income for Q2 04 was $22K, compared to a loss of $894K in Q2 03.  The net loss for the six months ended June 30, 2004 was $36K, compared to $1,362K in the same period of fiscal 2003.  As noted above, the net income for the three and six month periods ended June 30, 2004 was higher in each case due to increased revenue, increased gross profit margin, and the non-recurrence of a non-cash interest expense in 2003 of $860K.

LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------------------------------

We ended Q2 04 with cash and cash equivalents of $1,405K, a decrease of $88K from March 31, 2004.  Our cash from (used in) operations for the past 4 quarters is as follows:

Q3 2003

(152K)

Q4 2003

288K

Q1 2004

127K

Q2 2004

(105K)

We currently have no debt.  We repaid $15K of capital lease obligation in Q2 2004 and $24K in Q1 2004, and we have received $39K and $20K from the exercise of stock options in Q2 and Q1 2004 respectively.

We have invested $6K and $31K in property and equipment in Q2 and Q1 2004 respectively.  We acquired the balance of the Stockhouse assets for shares and no cash, as described in note 6 to the financial statements in this quarterly report on Form 10-QSB.

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

ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

From time-to-time we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which we may be required to indemnify clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us, and (iii) service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2004 and December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at June 30, 2004 or December 31, 2003.

RECENT PRONOUNCEMENTS

See note 3 to the financial statements in this quarterly report on Form 10-QSB.

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

Revenue

Financial Software and Content Systems services consist of managing, licensing, and delivering financial market information.  Examples of financial market information are real time stock quotes, stock charts, public company profiles, investment information and technical stock analysis. We use formal service agreements, which are typically for 24-month terms.  Under the service agreements we normally charge our clients a set up fee, a fixed monthly fee, and additional fees for usage beyond the threshold specified in the agreement.  Usage usually refers to Web site page views by the client’s end users.  Revenue from set up fees and fixed monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the agreement term.

All Financial Software and Content Systems services are delivered via the Internet from our Web servers to the clients’ Web sites on a continuous real time basis.  Revenue is earned starting on the day the service is delivered to the customer.  We monitor usage from the day the service is activated and record any usage-based revenue on a monthly basis as it occurs.  Many agreements contain service level agreements which specify minimum service standards and remedies, such as billing reductions, for deficiency of service.  In cases where a billing adjustment occurs due to a service level deficiency, we reverse the applicable revenue in the month where the deficiency occurred.

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

Internet advertising on our Web sites is delivered, and revenue is earned, on a page-view basis, as this term is defined above.  Advertising insertion orders are obtained from clients and advertisements are delivered in a set rotation on www.stockhouse.com, www.stockhouse.ca, and others.  At the end of certain specified period, usually monthly, the client is given a page-view delivery report and billed according to the number of page-views delivered.

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

Cost of Revenues

Cost of revenues is recorded if the cost relates directly to the services we sell or to our revenue-generating Web sites such as StockHouse, Smallcapcenter, and InvestorMarketPlace. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor.  Data feeds are a key component of many of our Financial Software and Content Systems services, as well as a key input into our revenue-generating Web sites. Bandwidth is consumed by our revenue-generating Web sites, by our Financial Software and Content Systems services, by our IntegrateIR service, and by our e-mail mailing services.  Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.  Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized.  All other costs of revenues are recognized in the period incurred.

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

DESCRIPTION OF BUSINESS MODEL

GENERAL

Stockgroup is a financial media and technology company.  We license financial market data, content, and software applications, which our customers use on their Web sites or intranets.  We also operate two online media properties, under the brands StockHouse and Smallcapcenter.  All of our services are delivered via the Internet.

PRODUCTS AND SERVICES

We have experience and understanding of Internet-based financial technology and media.  Using a common technology infrastructure, we have developed two main revenue sources.  They are Financial Software and Content Systems and Public Company Disclosure & Awareness Products.

Financial Software and Contents Systems

We have developed proprietary financial applications and tools we license to clients.  The clients for Financial Software and Content Systems come from many different industries, such as news media, banking, stock brokerages, leasing, insurance and others. We provide the systems on a private-labeled basis, and they are typically sold in licensing contracts of 24 months.  These long-term contracts generate stable, recurring revenue streams.

Many of the tools are data-feed driven.  We either feed data from our own aggregated databases or from third parties.  The advantage of using the Stockgroup systems singular is that the customer is able to receive data and information from a variety of different feeds all from point of contact and at a fraction of the cost of purchasing all feeds and building the software applications individually.  We also add value by customizing, filtering and sorting data in the configuration the customer wants.  We are able to use our economies of scale and automation to give a service that is efficiently delivered and customized, and at a substantial costs savings to having the customer build and manage it internally.

Examples of some of the providers of third-party data feeds include Comstock, Core Data, Zacks, Marketguide, Comtex, and Multex.

We sell our Financial Software and Content Systems services through content and application syndicates, and through our direct sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities and equities.

We have built and maintain our proprietary data processing solution that aggregates the multiple feeds, translates and builds a common database infrastructure. Our system then cleans, filters and maintains the data for use by our various data-driven services. We have a sophisticated server and security system which runs this content/data management system.  The data is streamed continuously in real time to our proprietary software applications and our client Web sites, and intranets.

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

The StockHouse network offers content aggregation from hundreds of sources, a comprehensive equities database and the Internet’s first syndicated message forums, the BullBoards™. The three Web sites attract investors in a number of global markets, including the USA, Canada and Europe.

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

On June 24, 2002, under an agreement with Stockhouse Media Corporation, we acquired a 65% interest in the Web site and certain related assets to run the StockHouse brand Web sites.  We issued 2,080,000 common shares in exchange for the interest in the StockHouse Media Corporation assets and we control and manage the operations of the assets and receive the revenue to our account.  On June 2, 2004, we acquired the remaining 35% interest in the StockHouse Web site for 1,020,000 common shares.

The StockHouse transaction provided several key benefits to us including the addition of the StockHouse brand product line to our service offering and the integration of assets into our business.   The assets include Web site software systems, databases and programs needed to run StockHouse.

On July 23, 2002 we became a reporting issuer in Canada and on December 17, 2002, we were listed and began trading on the TSX Venture Exchange in Canada.

Our corporate Web site is www.stockgroup.com.

SHARE PRICE AND VOLUME DATA

The following table sets forth high and low bid prices for our common stock on the OTC Bulletin Board for the quarterly periods ended June 30, 2003 through to June 30, 2004. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:

High

Low

Volume

------------------------------------------------------------------------------------------

June 30, 2003

$

0.380

$

0.219

7,464,200

September 30, 2003

$

0.400

$

0.260

13,125,600

December 31, 2003

$

0.380

$

0.250

7,794,000

March 31, 2004

$

0.350

$

0.265

8,823,500

June 30, 2004

$

0.330

$

0.250

9,923,700

------------------------------------------------------------------------------------------

The following table sets forth high and low bid prices for our common stock on the TSX Venture Exchange for the quarterly periods ended June 30, 2003 through to June 30, 2004. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ending:

High

Low

Volume

------------------------------------------------------------------------------------------

June 30, 2003

C$

0.49 (0.35)

C$

0.34 (0.24)

703,744

September 30, 2003

C$

0.52 (0.38)

C$

0.33 (0.24)

1,019,500

December 31, 2003

C$

0.51 (0.38)

C$

0.34 (0.26)

575,900

March 31, 2004

C$

0.46 (0.35)

C$

0.33 (0.25)

2,046,300

June 30, 2004

C$

0.46 (0.34)

C$

0.35 (0.26)

2,436,100

------------------------------------------------------------------------------------------

Holders

As of the date of this filing we had 130 registered shareholders and approximately 3,300 other beneficial owners with shares on deposit with brokerage houses, owning a total of 33,931,221 shares of our common stock.

DIVIDENDS

We have not declared any dividends since inception, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future, rests with the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition.

Item 3. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  Because of inherent limitations on any systems of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within a Company may be detected.

(b)   Changes in internal controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)

On June 24, 2004, the Company held its annual general meeting and a special meeting of shareholders in Vancouver, British Columbia.

(b)

The existing board of directors was re-elected in its entirety.

(c)

Votes were also cast to authorize the Board of Directors to consolidate our stock on a ratio of up to 4:1, at any time before the next annual general meeting, with no requirement for the Board to undertake such a consolidation.

Votes were cast as set out in the table below.

YES

NO

ABSTAIN

Election of directors

Marcus New

16,335,422

0

79,522

Leslie Landes

16,336,422

0

78,522

Lee deBoer

16,364,622

0

50,322

David Caddey

16,364,622

0

50,322

Jeff Berwick

16,336,422

0

78,522

Board authority for stock

  consolidation

14,942,572

1,439,172

33,200

Item 6. Exhibits and Reports on Form 8-K

1.  Reports on Form 8-K (incorporated by reference only)

On April 1, 2004, we filed an 8-K to disclose a change in the deadline for shareholder proposals for our 2004 annual general meeting, and to announce the date of the meeting as June 24, 2004.

No other reports on form 8-K have been filed in 2004.

31

 Section 302 Certifications

32

Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.

(Registrant)

Date: August 10, 2004

By:  /s/ Marcus New

---------------------------------------------

Marcus New, Chief Executive Officer

By:  /s/ David Gillard

---------------------------------------------

David Gillard, CGA,

Chief Financial Officer

Exhibit 31 Section 302 Certifications

CERTIFICATION

I, Marcus New, Chief Executive Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Stockgroup Information Systems Inc. (the “Company”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Company and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financials statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors:

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls over financial reporting.

Date:  August 10, 2004

/s/  Marcus New

Marcus New

Chief Executive Officer

Exhibit 31 Section 302 Certifications (continued)

CERTIFICATION

I, David Gillard, Chief Financial Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Stockgroup Information Systems Inc. (the “Company);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Company and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financials statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors:

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls over financial reporting.

Date:  August 10, 2004

/s/  David Gillard

David Gillard, CGA

Chief Financial Officer

Exhibit 32 - Section 906 Certification

CERTIFICATION

We, Marcus New, Chief Executive Officer, and David Gillard, Chief Financial Officer of Stockgroup Information Systems Inc. (the "Company"), certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, that:

(1) The Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2004 (the “Report”) fully complies with the requirements of § 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Marcus New

Marcus New
Chief Executive Officer

August 10, 2004

/s/ David Gillard

David Gillard

Chief Financial Officer

August 10, 2004

A signed original of this written statement required by § 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.