Form 10QSB
period 2004-09-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2004-11-09
CIK 1054097

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

Form 10-QSB September 30, 2004

Stockgroup Information Systems Inc.

FORM 10-QSB

INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

3

CONSOLIDATED BALANCE SHEETS

3

CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONSOLIDATED STATEMENTS OF CASH FLOWS

5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

Item 3. Controls and Procedures

17

Part II. OTHER INFORMATION

18

Item 1. Legal Proceedings

18

Item 2. Changes in Securities

18

Item 4. Submission of Matters to a Vote of Security Holders

18

Item 6. Exhibits and Reports on Form 8-K

19

SIGNATURES

20

Exhibit 31. Section 302 Certifications

21

Exhibit 32.  Section 906 Certification

23

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED - Expressed in U.S. Dollars)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT
Cash and cash equivalents	$1,624,141	$1,400,195
Marketable securities	52,314	2,616
Accounts receivable [net of allowances for doubtful accounts of $76,734; December 31, 2003 $45,016] (note 4)	451,488	325,057
Prepaid expenses	111,669	79,648
TOTAL CURRENT ASSETS	$2,239,612	$1,807,516
Property and equipment, net (note 6)	$386,268	$311,632
	$2,625,880	$2,119,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$267,824	$217,110
Accrued payroll liabilities	99,218	115,208
Deferred revenue	685,597	499,525
Capital lease obligation	-	38,920
TOTAL LIABILITIES	$1,052,639	$870,763

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS’ EQUITY (note 2)
Common Stock, No Par Value
Authorized shares – 75,000,000
Issued and outstanding shares – 33,931,221 at September 30, 2004 [32,498,721 – December 31, 2003]	$13,568,499	$13,218,924
Additional paid-in capital	3,099,314	3,099,314
Accumulated deficit	(15,094,572)	(15,069,853)
TOTAL SHAREHOLDERS’ EQUITY	$1,573,241	$1,248,385
	$2,625,880	$2,119,148

(1)

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED - Expressed in U.S. Dollars)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
REVENUE
Revenues (note 4)	$1,226,986	$745,801	$3,458,171	$2,036,044
Cost of revenues (note 4)	237,954	150,529	658,536	484,215
Gross profit	$989,032	$595,272	$2,799,635	$1,551,829

EXPENSES
Sales and marketing	$372,815	$220,877	$1,100,505	$545,692
General and administrative	$610,911	$640,018	$1,738,730	$1,751,807
	$983,726	$860,895	$2,839,235	$2,297,499
INCOME(LOSS) FROM OPERATIONS	$5,306	$(265,623)	$(39,600)	$(745,670)

Interest income	4,581	134	14,939	134
Interest expense	(37)	(8,803)	(1,660)	(893,801)
Other income (expense)	1,599	(1,604)	1,602	1521

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$11,449	$(275,896)	$(24,719)	$(1,637,816)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)	$(0.00)	$(0.07)

Fully diluted weighted average shares outstanding for the period	34,643,763	29,246,784	34,064,667	24,688,123

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - Expressed in U.S. Dollars)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
OPERATING ACTIVITIES
Net income (loss)	$11,449	$(275,896)	$(24,719)	$(1,637,816)
Add (deduct) non-cash items
Amortization	109,897	96,500	295,018	286,353
Effective interest on convertible notes and debentures	-	-	-	860,351
Bad debt expense (recovery)	(4,145)	13,003	31,718	65,656
Unrealized foreign exchange gain	-	-	-	23,761
	$117,201	$(166,392)	$302,017	$(401,695)
Net changes in non-cash working capital
Marketable securities	(25,231)	1,603	(49,698)	(1,511)
Accounts receivable	124	(6,916)	(158,149)	(249,483)
Prepaid expenses	33,428	3,655	(32,021)	21,595
Accounts payable and accrued liabilities	39,651	(9,369)	50,714	(28,874)
Accrued payroll liabilities	7,364	10,955	(15,990)	(42,556)
Accrued interest notes payable	-	(15,836)	-	(23,763)
Deferred revenue	87,955	14,181	186,072	6,120

CASH PROVIDED BY (USED IN) OPERATIONS	$260,492	$(168,119)	$282,945	$(720,167)

INVESTING ACTIVITIES
Property and equipment (net)	$(41,742)	$(10,220)	$(78,954)	$(27,859)

CASH USED IN INVESTING	$(41,742)	$(10,220)	$(78,954)	$(27,859)

FINANCING ACTIVITIES
Issuance of common stock and warrants (net)	$-	$215,278	$-	$840,559
Proceeds on exercise of warrants	-	498,000	-	581,775
Proceeds on exercise of stock options	-	450	58,875	12,420
Repayment of (proceeds from) convertible debt	-	-	-	(35,332)
Repayment of notes payable	-	(208,158)	-	(255,158)
Repayment of capital lease obligation	-	(20,525)	(38,920)	(76,144)

CASH PROVIDED BY FINANCING	$-	$485,045	$19,955	$1,068,120

INCREASE IN CASH AND CASH EQUIVALENTS	$218,750	$306,706	$223,946	$320,094
Cash and cash equivalents, beginning of period	1,405,391	553,358	1,400,195	539,970

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,624,141	$860,064	$1,624,141	$860,064

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Stockgroup Information Systems Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and none months ended September 30, 2004

(UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the “Company”) provides various financial market data, software, tools, and content to its customers in media, corporate, and financial services companies. In addition, the Company provides advertising services and automated investor disclosure tools to companies through its Web site properties, including StockHouse.com, and through hosted services to its customers’ Web sites. All services are delivered via the Internet.

The Company was incorporated under the laws of Colorado on December 6, 1994.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.  In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these financial statements. Operating results for the three and nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Issues of common shares for the nine-month period ended September 30, 2004 are summarized as follows:

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

On June 2, 2004, 1,020,000 common shares were issued to StockHouse Media Corporation pursuant to a buyout of the balance of assets under a Joint Venture Development and Operating Agreement dated June 24, 2002 (note 6).

On June 10, 2004, 250,000 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $37,500.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Stock Options

The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,223,600 common shares for issuance.  Activity under the Plans is set forth below.

		Options Outstanding
	Shares Available For Grant	Number of Shares	Price Per Share	Weighted Average Exercise Price
	#	#	$	$
Balance at December 31, 2003	-	2,380,600	0.12 - 0.59	0.20
2003 Stock Option Plan	3,300,000
Options granted	(1,538,500)	1,538,500	0.21 – 0.31	0.28
Options exercised	-	(412,500)	0.12 – 0.15	0.14
Options forfeited	153,000	(197,500)	0.15 – 0.31	0.29

Balance at September 30, 2004	1,914,500	3,309,100	0.12 – 0.59	0.24

The Company discontinued the granting of options under the 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002.  Options outstanding under these Plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants.  Stock options forfeited under the 2003 Plan are available for future grants.

Warrants

As at September 30, 2004, common stock issuable pursuant to warrants outstanding is as follows:

	Warrants Outstanding At December 31, 2003 #	Warrants Forfeited #	Outstanding At September 30, 2004 #	Exercise Price $	Warrants Expiry Date
Series 1	281,818	-	281,818	3.00	March 31, 2005
Series 3A	500,000	-	500,000	0.25	July 31, 2005
Series 3B	300,000	-	300,000	0.50	July 31, 2005
Series 8	1,871,400	-	1,871,400	C$0.60	December 4, 2004 and January 16, 2005
Series 9	374,280	-	374,280	C$0.37	June 4, 2005 and July 16, 2005
Series 10	187,140	187,140	-	C$0.60	June 4, 2004 and July 16, 2004
	3,514,638	187,140	3,327,498

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

Form 10-QSB September 30, 2004

The following table provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method using the Black-Scholes option pricing model had been applied in measuring compensation expense:

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss)
– as reported	$11,449	$(275,896)	$(24,719)	$(1,637,816)
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards	(51,989)	(4,213)	(136,458)	(17,113)
Net loss – pro forma	$(40,540)	$(280,109)	$(161,177)	$(1,654,931)
Basic and diluted loss per share
As reported	$(0.00)	$(0.01)	$(0.00)	$(0.07)
Pro forma	(0.00)	(0.01)	(0.00)	(0.07)

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

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

	For the three months		For the nine months
	ended September 30		ended Sept 30
	2004	2003	2004	2003

Dividend yield	0%	0%	0%	0%
Weighted average expected life (years)	3.49	4.06	3.44	4.06
Risk-free interest rate	3.88%	4.30%	3.47%	4.30%
Expected volatility	67%	121%	73%	121%

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace the existing requirements under FAS 123 and APB 25. Under the proposal, all forms for share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of operations. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. The Company is investigating what impact the adoption of the exposure draft will have on its financial position and results of operations. The effective date for small business issuers would be for awards that are granted, modified, or settled in cash in interim or annual fiscal periods beginning after December 15, 2005.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

4. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Financial Software and Content Systems	$431,145	$302,025	$1,200,338	$826,307
Public Company Disclosure and Awareness Products	795,841	443,776	2,257,833	1,209,737
	$1,226,986	$745,801	$3,458,171	$2,036,044

During the three and nine months ended September 30, 2004 and 2003, the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue. It had one customer which constituted 15% of accounts receivable and no other customers which constituted greater than 10% of accounts receivable at September 30, 2004, and one customer which constituted 14% of accounts receivable and no other customers which constituted greater than 10% of accounts receivable at December 31, 2003.

In the normal course of business, the Company entered into a barter transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company’s Web sites.  The barter transaction resulted in revenue of $12,622 for the three months ended September 30, 2004 [2003 - $12,541] and $37,281 for the nine months ended September 30, 2004 [2003 - $24,341], with a corresponding expense included in cost of revenues in each period.  The barter pricing was at fair market prices based on equivalent services paid for in cash during the same period.

5. COMMITMENTS AND CONTINGENCIES

The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain advertising services. The Company delivered the requested services throughout October and November 2000; however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. No court date has been set at this time. Although management currently believes the outcome of the litigation will be in the Company’s favor, they have not elected to aggressively pursue the litigation at this time. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement o f operations in the period the litigation is resolved.

In addition, the Company is subject to various other legal matters in the ordinary course of business.  It is not possible at this time to predict with any certainty the outcome of such litigation.  Management believes that the ultimate resolution of these matters would not have a material effect on the Company’s financial position or results of operations.

6. ASSET ACQUISITION

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

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

7. ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which the Company may be required to indemnify clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company.

The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2004 and December 31, 2003.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statement s. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Risk Factors" in the Form 10-KSB for the year ended December 31, 2003. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS – THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

While our services can be categorized into two major divisions –- Financial Software and Content Systems and Public Company Disclosure and Awareness Products -- there are basic commonalities between them.  All of our services relate to the financial markets and all of our services are currently delivered over the Internet.

Our sales are driven by popular interest in the stock markets.  Our Financial Software and Content Systems business is driven by the demand for market information by our clients’ customers.  Our Public Company Disclosure and Awareness Products are in greater demand when there is greater overall interest in the stock of small publicly traded companies.  Our audience levels on our StockHouse Web site are closely correlated with the popularity of the stock market.  We believe that greater audience levels on StockHouse will translate into larger advertising revenues for us over the long term.

The Internet is the delivery vehicle for all of our products.  We believe the Internet has not yet reached maturity and continues to reach new levels of sophistication.  Increasing numbers of people are using the Internet as a source of stock market information.  As a result, financial content is becoming an expected standard offering for media and financial services companies.  Our Financial Software and Content Systems clients, including large news Web sites, brokerages, banks, and other media are encountering competitive pressures to improve their financial content offering.  This market expansion has driven demand for our services and has resulted in continued sales growth over the past 12 months.

Revenue and Gross Profits

Revenue Summary

	2004	2003	Change ($)	Change (%)
For the 3 months ended September 30
Total revenues	$1,226,986	$745,801	$481,185	64%
Breakdown of major categories:
Financial Software and Content	431,145	302,025	129,120	43%
Public Company Disclosure	795,841	443,776	352,065	79%

For the 9 months ended September 30
Total revenues	$3,458,171	$2,036,044	$1,422,127	70%
Breakdown of major categories:
Financial Software and Content	1,200,338	826,307	374,031	45%
Public Company Disclosure	2,257,833	1,209,737	1,048,096	86%

Financial Software and Content Systems (FSCS) revenue has grown by 43% and 45% when comparing the three and nine month periods respectively ended September 30, 2004 and 2003.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

The growth is attributable to a growing number of monthly agreements, and the expansion of our services to existing clients.

Our Public Company Disclosure and Awareness Products (PCDAP) revenue includes general advertising on StockHouse and our licensed IntegrateIR service.  The 79% and 87% growth between the three and nine month periods ending September 30, 2003 and 2004 respectively is due in part to increased market demand for public company advertising and in part to improved marketing efforts and product development.  We have developed a certain level of access to the investment community through our StockHouse and Smallcapcenter Web sites, and through interactive contact with investors.  Our access and StockHouse brand name give us the ability to provide a range of advertising services for companies.  This exposure is highly valued, and is normally sold as a comprehensive monthly program which gives the client sustained and multi-faceted exposure to potential investors.  Commercial advertising on StockHouse consists of various types of bann er and box ads which appear on a set rotation on the StockHouse and Smallcapcenter Web sites.

Cost of Revenues and Gross Profit Summary

	2004	2003	Change ($)	Change (%)
For the 3 months ended September 30
Total cost of revenues	$237,954	$150,529	$87,425	58%
Gross profit	989,032	595,274	393,758	66%
Gross margin %	81%	80%

For the 9 months ended September 30
Total cost of revenues	$658,536	$484,215	$174,321	36%
Gross profit	2,799,635	1,551,829	1,247,806	80%
Gross margin %	81%	76%

Our cost of revenues consists of bandwidth, data feeds, and direct production labor.  Bandwidth costs are correlated with our StockHouse traffic, which has increased from fiscal 2003 to fiscal 2004.  We have incurred a number of incremental increases in our data feed costs as we have procured higher quality data from our vendors over the past twelve months, which account for part of the 58% and 36% increases in the three and nine month periods ended September 30, 2003 and 2004 respectively.  In addition, the various stock exchanges have recently charged new or increased fees for data access.  To date the stock exchange fees have not had a material impact on our overall costs. Overall, the increases in cost of revenue we have experienced have been small compared to our sales growth, as evidenced by our gross margin percentage which has gone from 80% and 76% in the three and nine month period ended September 30, 2003 to 81% for both the three and nine month periods respectively ended September 30, 2004.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Operating Expenses

Operating Expenses Summary

	2004	2003	Change ($)	Change (%)
For the 3 months ended September 30
Total operating expenses	$983,726	$860,895	$122,831	14%
Breakdown:
Sales and marketing	372,815	220,877	151,938	69%
General and administrative	610,911	640,018	(29,107)	(5%)

For the 9 months ended September 30
Total operating expenses	$2,839,235	$2,297,499	$541,736	24%
Breakdown:
Sales and marketing	1,100,505	545,692	554,813	102%
General and administrative	1,738,730	1,751,807	(13,077)	(1%)

Sales and marketing expenses increased by $151,938 and $554,813 for the three and nine month periods respectively ended September 30, 2004 when compared with the same periods in fiscal 2003.  The increases are due primarily to an increase in the number of sales staff between September 30, 2003 to September 30, 2004. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year, and we believe this will increase revenue in the long term.  In addition, we experienced increased commissions expense due to increased sales year over year.

General and administrative expense decreased by a total of $29,107 and $13,077 for the three and nine month periods respectively ended September 30, 2004 compared to the same period in fiscal 2003. This decrease is due to several factors, most notably reduced bad debts expense. The reduction in bad debt expense is due to a more proactive approach on collections of account receivables and stronger credit policies.

Other Income (Expense)

Interest and Other Income (Expense) Summary

	2004	2003
For the 3 months ended September 30
Total interest and other income (expenses)	$6,143	$(10,273)
Breakdown:
Interest income	4,581	134
Cash interest expense	(37)	(8,803)
Other income (expense)	1,599	(1,604)

For the 9 months ended September 30
Total interest and other income (expenses)	$14,881	$(892,146)
Breakdown:
Interest income	14,939	134
Cash interest expense	(1,660)	(33,450)
Non-cash interest expense on conversion of 8% convertible notes	-	(860,351)
Other income	1,602	1,521

We earn interest income from our cash reserves which are held in major banks, either in demand accounts or term deposits.  Cash interest expense for the three and nine months ended September 30, 2004 consists of interest on capital leases, and in the three and nine months ended September 30, 2003 it consisted of interest on capital leases and notes payable.  The $860,351 of non-cash interest for 2003 arose out of the conversion of our 8% convertible notes in January 2003 and May 2003 and the related acceleration of the

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

amortization of the debt discount.  Other income consists of gains on marketable securities.

Net Income

The net income for the three months and the net loss for the nine months ended September 30, 2004 were $11,449 and ($24,719).  Net loss figures for the same periods in 2003 were $275,896 and $1,637,816 respectively.  As noted above, the net income and loss for the three and nine month periods ended September 30, 2004 was improved in each case due to increased revenue and the non-recurrence of a non-cash interest expense in 2003 of $860,351.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2004 we had cash and cash equivalents of $1,624K, an increase of $219K from June 30, 2004.  Our cash from (used in) operations for the past 4 quarters is as follows:

Q4 2003	$288K
Q1 2004	127K
Q2 2004	(105K)
Q3 2004	260K

We currently have no debt or capital lease obligations.  We repaid $15K of capital lease obligation in Q2 2004 and $24K in Q1 2004, and we have received $39K and $20K from the exercise of stock options in Q2 and Q1 2004 respectively.

We have invested $79K in property and equipment in the first nine months of 2004.  In June 2004, we acquired the balance of the Stockhouse assets for shares valued at $290,700 and no cash.

Our cash balance is expected to provide enough liquidity to help us through the next twelve months of our growth and to finance any planned asset acquisitions, including computer hardware upgrades.

We do not foresee declaring any cash dividends in the forseeable future.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase.  There is a risk that our current cash balance will not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues.

ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

From time-to-time we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which we may be required to indemnify clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us,

We regularly enter into service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of September 30, 2004 and December 31, 2003.

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at September 30, 2004 or December 31, 2003.

RECENT PRONOUNCEMENTS

See note 3 to the unaudited consolidated financial statements in this quarterly report on Form 10-QSB.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the unaudited consolidated financial statements.

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

Public Company Disclosure and Awareness Products consist of investor relations Web page tools, client advertising on our investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services.  These services are sold either individually or bundled together into comprehensive programs.

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

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

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

All sources of revenue are recorded pursuant to SAB 104 Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectibility is reasonably assured.  Pursuant to EITF 00-21 Revenue Arrangements with Multiple Deliverables, when the services are provided in a multiple elements arrangement, revenue is allocated to each respective deliverable based on its relative fair value and recognized when the criteria under SAB 104 have been met.

Payments received in advance of services provided, including deposits, are recorded as deferred revenue.

Cost of Revenues

Cost of revenues is recorded if the cost relates directly to the services we sell or to our revenue-generating Web sites such as StockHouse, Smallcapcenter, and InvestorMarketPlace. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor.  Data feeds are a key component of many of our Financial Software and Content Systems services, as well as a key input into our revenue-generating Web sites. Bandwidth is consumed by our revenue-generating Web sites, by our Financial Software and Content Systems services, by our IntegrateIR service, and by our e-mail mailing services.  Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.  Direct labor costs are fully recognized as cost of re venues in the period in which the associated revenue is recognized.  All other costs of revenues are recognized in the period incurred.

Allowance for Doubtful Accounts

We evaluate our accounts receivable and make judgments as to the collectibility of each account. In general, accounts over 90 days overdue are allowed for fully, with certain exceptions where prior special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if we have a reasonable belief that the collection of the account is doubtful.

Property and Equipment

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

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

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in litigation in British Columbia Supreme Court with a former customer, Pacific Capital Markets Inc. or PCMI, to collect amounts owing pursuant to a contract entered into in September, 2000. The defendant provided a $100,000 deposit and contracted us to provide certain lead generation services. We delivered the requested services throughout October and November, 2000, however, the defendant defaulted on all additional payments. We are suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of the date of this filing no further action had been taken by either party and no court date has been set. Although we currently believe the outcome of the litigation will be in our favor, we have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the fina ncial statements and any settlement or final award will be reflected in our statement of operations in the period the litigation is resolved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the period covered by this report.  There were no changes to any class of our securities.

Item 4. Submission of Matters to a Vote of Security Holders

None

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Item 6. Exhibits and Reports on Form 8-K

1.  Reports on Form 8-K (incorporated by reference only)

No reports on form 8-K have been filed in the three month period ended September 30, 2004.

31

Section 302 Certifications

32

Section 906 Certification

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.

(Registrant)

Date: November 9, 2004

By:  /s/ Marcus New

---------------------------------------------

Marcus New, Chief Executive Officer

By:  /s/ David Gillard

---------------------------------------------

David Gillard, CGA, Chief Financial Officer

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Exhibit 31. Section 302 Certifications

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

Date:  November 9, 2004

/s/  Marcus New

Marcus New

Chief Executive Officer

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Exhibit 31.  Section 302 Certifications (continued)

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

Date:  November 9, 2004

/s/  David Gillard

David Gillard, CGA

Chief Financial Officer

Stockgroup Information Systems Inc.

Form 10-QSB September 30, 2004

Exhibit 32.  Section 906 Certification

CERTIFICATION

We, Marcus New, Chief Executive Officer, and David Gillard, Chief Financial Officer of Stockgroup Information Systems Inc. (the "Company"), certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, that:

(1) The Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2004 (the “Report”) fully complies with the requirements of § 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Marcus New

Marcus New
Chief Executive Officer

November 9, 2004

/s/ David Gillard

David Gillard

Chief Financial Officer

November 9, 2004

A signed original of this written statement required by § 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.