Form 10KSB
period 2004-12-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2005-03-17
CIK 1054097

CONFORMED SUBMISSION TYPE:      10KSB

PUBLIC DOCUMENT COUNT:

CONFORMED PERIOD OF REPORT:     20041231

FILED AS OF DATE:               20040317

FILER:

        COMPANY DATA:

              COMPANY CONFORMED NAME:                 STOCKGROUP INFORMATION SYSTEMS INC

              CENTRAL INDEX KEY:                      0001054097

              STANDARD INDUSTRIAL CLASSIFICATION:     SERVICES-ADVERTISING [7310]

              IRS NUMBER:                             841379282

              STATE OF INCORPORATION:                 CO

              FISCAL YEAR END:                        1231

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

</SEC-HEADER>

<DOCUMENT>

<TYPE>10KSB

<SEQUENCE>1

<DESCRIPTION>ANNUAL REPORT

<TEXT>

Form 10-KSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: 4,823,227

The aggregate market value of common equity held by non-affiliates of the registrant as of March 11, 2004 was approximately $11.8 million.

The number of shares outstanding of the registrant’s common equity, as of March 11, 2004 was 33,977,221. In addition, there are 5,741,198 shares underlying outstanding warrants and options as of March 11, 2004

Documents incorporated by reference: none

Transitional Small Business Disclosure Format (check one):Yes []; No [x]

STOCKGROUP INFORMATION SYSTEMS INC.

FORM 10-KSB

For The Fiscal Year Ended December 31, 2004

INDEX

PART I

4

Item 1. Description of Business

4

Item 2. Description of Property

7

Item 3. Legal Proceedings

8

Item 4. Submission of Matters to a Vote of Security Holders

8

PART II

9

Item 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

9

Item 6.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

11

Item 7.  Financial Statements

20

Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure.

44

Item 8A.  Controls and Procedures.

44

Part III

45

Item 9.  Directors, executive officers, promoters and control persons; compliance with section 16(a) of the Exchange Act.

45

Item 10. Executive Compensation

46

Item 11. Security Ownership of Certain Beneficial Owners and Management

48

Item 12. Certain Relationships and Related Transactions

51

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

51

Item 14. Principal Accountant Fees and Services

52

Signatures

53

PART I

Item 1. Description of Business

GENERAL

Stockgroup is a financial media and technology company.  We license financial market data, content and software applications/tools, which our customers use on their Web sites.  We also operate StockHouse.com and StockHouse.ca and generate advertising revenue therefrom.  All of our services are delivered via the Internet.

PRODUCTS AND SERVICES

We have experience and understanding of Internet-based financial technology and media.  Using a common technology infrastructure, we have developed two main revenue sources: (i) Financial Software and Content Systems and (ii) Public Company Disclosure and Awareness Products and Advertising.

Financial Software and Content Systems

We have developed proprietary financial applications/tools and a content aggregation platform we license as a system to our clients.  The clients for Financial Software and Content Systems come from many different industries, such as news media, banking, stock brokerages, leasing, insurance and others. We provide the system on a private-labeled basis, and they are typically sold in licensing contracts of 24 months.  These long-term contracts generate stable, recurring revenue streams.

Many of the financial applications are data-feed driven.  We either feed data from our own aggregated databases or from third parties.  The advantage of using the Stockgroup system is that the customer is able to receive data and information from a variety of different feeds all from point of contact and at a fraction of the cost of purchasing all feeds individually.  We also add value by customizing, filtering and sorting data in the configuration the customer wants and bundling this with our more than 30 financial Web based software applications.  We are able to use our economies of scale and automation to give a service that is efficiently delivered and customized, and at a substantial costs savings to having the customer build and manage it internally.

Examples of some of the providers of third-party data feeds we use include Comstock, Zacks, Marketguide, Comtex, Multex and The Associated Press.

We sell financial software and content system through channel resellers such as The Associated Press, The Canadian Press, and through our own direct sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities and equities.

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

The following are just a few of our over 30 Financial Software and Content Systems services:

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

  Through the customers’ servers which use a proprietary interface to retrieve data from our servers;

  Through a secured Internet channel to a client’s proprietary interface; or

  Through different wireless devices and modes including handheld devices, pagers and portals which have been built and maintained by us.

Public Company Disclosure and Awareness Products and Advertising

We provide online disclosure and advertising services to a wide range of companies, mainly through our StockHouse Web site and related sites.  Our target advertising clients are advertising agencies, media buyers and smaller publicly traded companies who need a cost-effective method of creating awareness of their company in the investment community.

Our Public Company Disclosure and Awareness Products and Advertising include the following:

Investor Marketplace (IMP), a Web page which is actively marketed through advertising to draw readers, where companies can be featured online to prospective investors.  Being featured on the IMP enables customers to advertise their name, profile and Internet link to a large investor audience that they may not otherwise be able to reach.

E-mail Services sold under the names StockHouse News Blast, Special Situation Alert, and NewsHotline, which are purchased by our clients to help them disseminate their news releases and other information to a select list of investors.  Our e-mail lists consist of subscribers who have opted to receive our mailings and confirmed their subscription on a subsequent e-mail follow-up, a process known as ‘double opt-in’.  We take great care to ensure that recipients actually want the e-mails we send them.

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

The StockHouse media property offers content aggregation from hundreds of sources, a comprehensive equities database and the Internet’s first syndicated message forums, the BullBoards™.

COMPETITION

The market for our Internet products and services is relatively new and has been highly fragmented, but we have seen a trend toward consolidation of the market in recent months.  We compete intensely with other companies providing similar services to us.  Many of those services are commodity-like and not easily differentiated.  Our competition includes direct competitors such as MarketWatch and Reuters, as well as general-purpose Internet portals such as Yahoo Finance and AOL, who provide financial and investment research information.  We also compete with companies such as CCBN and Shareholder.com, who have services similar to our IntegrateIR disclosure and awareness services.  Our competition in the advertising market includes other financial and business related Web sites such as Profit.com and Globeinvestor.com.  We expect our competitors to remain strong as the Internet industry further consolidates.

CORPORATE BACKGROUND

We are a United States reporting public company incorporated in 1994 and registered in Colorado. Our shares are quoted on the OTCBB under the symbol “SWEB” and are listed on the TSX Venture Exchange under the symbol “SWB”.  Our head office is in Vancouver, Canada, with regional offices in New York, NY and Toronto, Canada.

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

From 2001 to 2002 we expanded our awareness and disclosure service line to include Sector Supplements and automated investor relations Web page tools such as the IntegrateIR.  We already had a public company customer base, so the transition into this area was a natural extension of our core competencies.  This formed the basis for our Public Company Disclosure and Awareness Products and Advertising revenue stream.

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

On June 24, 2002 and June 2, 2004, under an agreement with StockHouse Media Corporation, we acquired the Web site and certain related assets to run the StockHouse brand Web sites.  The acquisition provided several key benefits to us including the addition of the StockHouse brand product line to our service offering and the integration of assets into our business.

On July 23, 2002 we became a reporting issuer in Canada and on December 17, 2002, we were listed and began trading on the TSX Venture Exchange in Canada.

Our corporate Web site is www.stockgroup.com.

EMPLOYEES

As of December 31, 2004, we employed 45 people on a full-time basis and 2 people on a part-time basis.  None of our employees are subject to collective bargaining agreements. We believe relations with employees are good.

REGULATORY ISSUES

We are not subject to governmental regulation in our Internet publishing efforts, nor do we know of any pending legislation or regulation which may impose regulatory requirements on our Internet activities, other than privacy laws.  We believe that we are in compliance in all material respects with all laws, rule, regulations and requirements that affect our business, and that compliance with such laws, rule, regulations and requirements does not impose a material impediment on our ability to conduct our business.

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

RESEARCH AND DEVELOPMENT

We do not conduct research.  Our development activity during 2003 and 2004 has been mainly customer-driven.

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

We own trademarks in the United States on “StockHouse”, “@ The Bell”, “Investors Click Here”, “Smallcapcenter”, “MediaCharts” and related logos.  We have no other significant registered trademarks as of the date of this filing.  We may pursue other trademarks in the future.

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

LEASEHOLD

Our corporate offices are composed of one floor of leased space located in the center of Vancouver’s business community. We also lease a sales office in Toronto. Our facilities are fully used for current operations.

City	Monthly Payment			Lease Term	Expiry Date
Vancouver	C$	20,614	(US$17,127)	8 years	March 2007
Toronto	C$	4,829	(US$4,012)	4 years	December 2008

EQUIPMENT

We have made an investment in servers and computer equipment required for our Web site.  We have dedicated staff assigned to maintenance and support of these operations.

Item 3. Legal Proceedings

We are currently involved in litigation in British Columbia Supreme Court with a former customer, Pacific Capital Markets Inc. or PCMI, to collect amounts owing pursuant to a contract entered into in September, 2000. The defendant provided a C$100,000 deposit and contracted us to provide certain lead generation services. We delivered the requested services throughout October and November, 2000, however, the defendant defaulted on all additional payments. We are suing the defendant for the C$351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the C$100,000 deposit. As of the date of this filing no further action had been taken by either party and no court date has been set. Although we currently believe the outcome of the litigation will be in our favor, we have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in our statement of operations as the litigation is resolved.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock has been quoted for trading on the OTC Bulletin Board since March 17, 1999, and on the TSX Venture Exchange since December 17, 2002.

The following table sets forth high and low bid prices for our common stock on the OTC Bulletin Board for the quarterly periods ended March 31, 2003 through to December 31, 2004. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low	Volume
March 31, 2003	$0.380	$0.205	4,858,400
June 30, 2003	$0.380	$0.219	7,464,200
September 30, 2003	$0.400	$0.260	13,125,600
December 31, 2003	$0.380	$0.250	7,794,000
March 31, 2004	$0.325	$0.250	3,778,200
June 30, 2004	$0.330	$0.250	9,923,700
September 30, 2004	$0.340	$0.255	7,390,970
December 31, 2004	$0.370	$0.270	7,118,474

The following table sets forth high and low bid prices for our common stock on the TSX Venture Exchange for the eight quarterly periods ended December 31, 2004. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High		Low		Volume
March 31, 2003	C$	0.50 (US$0.33)	C$	0.31 (US$0.21)	575,300
June 30, 2003	C$	0.49 (US$0.35)	C$	0.34 (US$0.24)	703,744
September 30, 2003	C$	0.52 (US$0.38)	C$	0.33 (US$0.24)	1,019,500
December 31, 2003	C$	0.51 (US$0.38)	C$	0.34 (US$0.26)	575,900
March 31, 2004	C$	0.46 (US$0.35)	C$	0.33 (US$0.25)	2,046,300
June 30, 2004	C$	0.46 (US$0.34)	C$	0.35 (US$0.26)	2,436,100
September 30, 2004	C$	0.43 (US$0.33)	C$	0.30 (US$0.23)	761,954
December 31, 2004	C$	0.48 (US$0.39)	C$	0.34 (US$0.28)	950,683

The closing price of our stock on the OTC Bulletin Board on March 11, 2004 was $0.38, and on the TSX Venture Exchange on March 11, 2004 was C$0.415.

Source: www.stockhouse.com

Our equity history is as follows:

	Outstanding Shares	Shares Underlying Outstanding Warrants	Shares Underlying Outstanding Options
Balance
December 31, 2003	32,498,721	3,514,638	2,380,600
Net issued, cancelled or exercised during 2004	1,432,500	(1,560,540)	1,217,500
Balance
December 31, 2004	33,931,221	1,954,098	3,598,100
Net issued, cancelled or exercised between January 1, 2005 and date of this filing	46,000	(516,000)	282,000
Balance on date of this filing	33,977,221	1,438,098	3,880,100
Percentage of outstanding shares		4%	11%

On June 2, 2004, under a Regulation exemption, we issued 1,020,000 common shares valued at $290,700 to Stockhouse Media Corporation pursuant to a purchase of website assets.

All other issuances during the year were under our Stock Option Plan, which is registered on Form S-8.

HOLDERS

On December 31, 2004, we had 126 holders of record, which does not include approximately 3,000 beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDENDS

We have not declared, and do not foresee declaring, any dividends now or into the foreseeable future.

Item 6.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS – FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Our services can be categorized into two major segments: (i) Financial Software and Content Systems and (ii) Public Company Disclosure and Awareness Products and Advertising.  There are basic commonalities between the two segments.  All of our services relate to the financial markets and all of our services are currently delivered over the Internet.

Much of our sales are driven by popular interest in the stock markets.  Our Financial Software and Content Systems business is driven by the demand for market information by our clients’ customers.  Our Public Company Disclosure and Awareness Products and Advertising are in greater demand when there is greater overall demand for online advertising across all industries.  Our audience levels on our StockHouse Web site are closely correlated with the popularity of the stock market.  We believe that greater audience levels on StockHouse will translate into larger advertising revenues for us over the long term.

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

Revenue and Gross Profits

Revenue Summary

	2004	2003	Change ($)	Change (%)
For the year ended December 31
Total revenues	$4,823,227	$3,020,399	$1,802,828	60%

Breakdown of major categories:

Financial Software and Content	1,693,297	1,168,910	524,387	45%

Public Company Disclosure and Awareness Products and Advertising	3,129,930	1,851,489	1,278,441	69%

Financial Software and Content Systems (FSCS) revenue has grown by 45% when comparing the fiscal years ended December 31, 2004 and 2003.  The growth is attributable to a growing number of monthly agreements, renewals of existing agreements, and the expansion of our services to existing clients.

Our Public Company Disclosure and Awareness Products and Advertising revenue includes general advertising on StockHouse and our specialty advertising products.  The 69% growth between the fiscal years ended December 31, 2004 and 2003 is due in part to increased market size for online advertising in general.  It is also the result of a greater demand among companies for highly targeted advertising to the investment community, which has enabled us to extract greater returns for our advertising inventory over time. We have developed a certain level of access to the investment community through our StockHouse Web site.  Our access and StockHouse brand name give us the ability to provide a range of advertising services for companies.  This exposure is highly valued, and is normally sold as a comprehensive monthly program which gives the client sustained and multi-faceted exposure to potential investors.

Cost of Revenues and Gross Profit Summary

	2004	2003	Change ($)	Change (%)
For the year ended December 31
Total cost of revenues	$910,949	$637,764	$273,185	43%
Gross profit	3,912,278	2,382,635	1,529,643	64%
Gross margin %	81%	79%

Our cost of revenues consists of bandwidth, data feeds, and other direct product costs.  Bandwidth costs are correlated with changes in our StockHouse and Financial Software and Content Systems traffic, both of which have increased from fiscal 2003 to fiscal 2004.  We have incurred a number of incremental increases in our data feed costs as we have procured higher quality data from our vendors over the past twelve months, which account for part of the 43% increase from fiscal 2003 to fiscal 2004.  In addition, some stock exchanges have recently charged new or increased fees for data access.  To date the stock exchange fees have not had a material impact on our overall costs. Overall, the increases in cost of revenue we have experienced have been less that the increase in revenue, as evidenced by our gross margin percentage which has increased from 79% to 81% between fiscal 2003 and fiscal 2004.

Operating Expenses

Operating Expenses Summary

	2004	2003	Change ($)	Change (%)
For the year ended December 31
Total operating expenses	$3,913,314	$3,119,127	$794,187	26%
Breakdown:
Sales and marketing	1,515,280	851,221	664,059	78%
General and administrative	2,398,034	2,267,906	130,128	6%

Sales and marketing expenses increased by 78% for the fiscal year ended December 31, 2004 when compared with the same period in fiscal 2003.  The increases are due primarily to an increase in the number of sales staff between 2003 and 2004, and a greater emphasis on marketing activities. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year, and we believe this will result in an increase in revenue over the long term.  In addition, we experienced increased commissions expense due to increased sales year over year.

General and administrative expense increased by 6% between fiscal 2003 and fiscal 2004. This increase is due to several factors, most notably increased payroll due to general expansion and more staff, but the increase was offset by reduced bad debts expense and reduced filing and regulatory fees, as we had fewer capital transactions in 2004 than in 2003. The reduction in bad debt expense is due to a more proactive approach on collections of account receivables and stronger credit policies.

Other Income (Expense)

Interest and Other Income (Expense) Summary

	2004	2003
For the year ended December 31
Total interest and other income (expenses)	$16,659	$(891,978)
Breakdown:
Interest income	24,058	2,500
Interest expense	(2,083)	(35,519)
Non-cash interest expense	-	(860,351)
Other income (expense)	(5,316)	1,392

We earn interest income from our cash reserves which are held in major banks, either in interest bearing accounts or term deposits.  Interest expense for the fiscal year ended December 31, 2004 consists of interest on capital leases.  For the fiscal year ended December 31, 2003 it consisted of interest on capital leases and notes payable.  The $860,351 of non-cash interest for 2003 arose out of the conversion of our 8% convertible notes in January 2003 and May 2003 and the related acceleration of the amortization of the debt discount.  Other income (expense) consists of gains (losses) on marketable securities.

Net Income

The net income (loss) for fiscal 2004 and fiscal 2003 was $15,623 and ($1,628,470) respectively.  As noted elsewhere in this Management Discussion and Analysis, the net income for fiscal 2004 was an improvement over fiscal 2003 loss due to increased revenue at a higher rate than increased expenses, and the non-recurrence of a non-cash interest expense in 2003 of $860,351.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2004 we had cash and cash equivalents of $1,837,012, an increase of $436,817 over December 31, 2003.  Our cash from (used in) operations for the past 4 quarters is as follows:

$
Q1 2004	127,264
Q2 2004	(104,811)
Q3 2004	260,492
Q4 2004	211,826

Our Working capital at the end of 2004 was $1,326,510.

We currently have no debt or capital lease obligations.  We repaid $38,920 of capital lease obligations in 2004.

We have invested cash in the amount of $77,909 in property and equipment in fiscal 2004.  In June 2004, we acquired the balance of the StockHouse assets for shares valued at $290,700 and no cash.

Our cash balance is expected to provide enough liquidity to allow us to execute our business plans for the next twelve months, including necessary computer hardware and software asset acquisitions.

We do not expect to declare any cash dividends in the next twelve months.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase.  There is a risk that our current cash balance will not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues.

ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

From time-to-time we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which we may be required to indemnify clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us.

We regularly enter into service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2004 and December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at December 31, 2004 or December 31, 2003.

RECENT PRONOUNCEMENTS

See Note 2 to the audited consolidated financial statements in this annual report on Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our audited consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these audited consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the audited consolidated financial statements.

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

Public Company Disclosure and Awareness Products and Advertising consist of investor relations Web page tools, client advertising on our investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services.  These services are sold either individually or bundled together into comprehensive programs.

Investor relations Web page tools, sold under the name IntegrateIR, are delivered to the client’s investor relations page of their Web site via an Internet data feed, in real time and on a continuous basis for an agreed period of time, normally 12 months.  Revenue is recognized ratably, according to the agreed fixed rate, on a monthly basis once the IntegrateIR data feed has been activated.  Setup fees, if any, are recognized ratably over the initial term of the agreement, on a monthly basis.

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

We are currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a C$100,000 deposit and contracted us to provide certain advertising services. We delivered the requested services throughout October and November 2000; however, the defendant defaulted on all additional payments. We are suing the defendant for the C$351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the C$100,000 deposit. No court date has been set at this time. Although our management currently believes the outcome of the litigation will be in our favor, they have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations in the period the litigation is resolved.

In addition, we are subject to various other legal matters in the ordinary course of business.  It is not possible at this time to predict with any certainty the outcome of such litigation.  Our management believes that the ultimate resolution of these matters would not have a material effect on our financial position or results of operations.

CORPORATE DEVELOPMENTS DURING THE YEAR

A synopsis of corporate highlights for 2004 is as follows:

On June 2, 2004, we acquired the remaining interest in certain assets from StockHouse Media Corporation under a Joint Venture Development and Operating Agreement. We issued 1,020,000 common shares, valued at $290,700 for the 35% remaining interest, and after the transaction owned 100% of the assets.

On August 10, 2004, we announced the appointment of Patrick Spain to our Board of Directors.

On December 31, 2004, Leslie Landes retired from the office of President and replaced Marcus New as Chairman of the Board.  Marcus New remains a director and is now President and Chief Executive Officer.

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

Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times for our Web-based services, which could reduce the attractiveness of our Web site, financial tools or investor relations services to advertisers and users.  Should such interruptions continue for an extended period we could lose significant business and our reputation could be damaged.  Equipment problems and failures could result from a number of causes, including an increase in the number of users of our Web site, computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures and internal breakdowns. In addition, any disruption in Internet access and data feeds provided by third parties could have a material and adverse effect on our businesses.  We do not maintain an off-site disaster recovery facility.  As a result, if we experience a major disaster such as a fire, theft, or intentional destruction of our computer equipment, it could have catastrophic results for our business.

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

In the aggregate, beneficial ownership of Stockgroup shares by management represents approximately 15% of issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

We may attempt to raise additional capital through the sale of common stock in the future.  Future issuances of common stock may dilute your position in us.

Our stock price is vulnerable to buying and selling pressures

As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures.  Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline.  There are currently approximately 31 million outstanding shares of our common stock which may be traded without restriction in any country.

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

Item 7.  Financial Statements

Consolidated Financial Statements

Stockgroup Information Systems Inc.

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stockgroup Information Systems Inc.

We have audited the accompanying consolidated balance sheets of Stockgroup Information Systems Inc. (and subsidiaries) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockgroup Information Systems Inc. (and subsidiaries) at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Vancouver, Canada,

March 4, 2005.

Chartered Accountants

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

As at December 31

(expressed in US dollars)

	2004	2003
	$	$
ASSETS
Current
Cash and cash equivalents	1,837,012	1,400,195
Marketable securities	7,361	2,616
Accounts receivable [net of allowances for doubtful accounts of $107,344; 2003 - $45,016] [note 3]	595,848	325,057
Prepaid expenses [note 14]	114,426	79,648
Total current assets	2,554,647	1,807,516
Property and equipment, net [note 4]	287,073	311,632
	2,841,720	2,119,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	319,846	217,110
Accrued payroll liabilities	104,230	115,208
Deferred revenue	804,061	499,525
Current portion of capital lease obligation [note 6]	—	38,920
Total current liabilities	1,228,137	870,763
Commitments and contingencies [note 11]

Shareholders’ equity
Common stock, no par value [note 8]
Authorized shares - 75,000,000
Issued and outstanding shares - 33,931,221
[2003 - 32,498,721]	13,568,499	13,218,924
Additional paid-in capital	3,099,314	3,099,314
Accumulated deficit	(15,054,230)	(15,069,853)
Total shareholders’ equity	1,613,583	1,248,385
	2,841,720	2,119,148

See accompanying notes

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31

(expressed in US dollars)

	2004	2003
	$	$

REVENUE
Revenues [note 9]	4,823,227	3,020,399
Cost of revenues	910,949	637,764
Gross profit	3,912,278	2,382,635

EXPENSES
Sales and marketing	1,515,280	851,221
General and administrative	2,398,034	2,267,906
	3,913,314	3,119,127
Loss from operations	(1,036)	(736,492)
Interest income	24,058	2,500
Interest expense [notes 6 and 7]	(2,083)	(895,870)
Other income (expense)	(5,316)	1,392
Net income (loss)	15,623	(1,628,470)

Basic and diluted earnings (loss) per share	0.00	(0.06)

Weighted average number of common shares outstanding	33,364,834	26,309,835
Fully diluted weighted average number of common shares outstanding [note 8(e)]	34,307,410	26,309,835

See accompanying notes

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31

(expressed in US dollars)

	Common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity (deficiency)
[note 8]	# of shares	$	$	$	$

Balance at December 31, 2002	19,552,596	9,203,235	2,987,331	(13,441,383)	(1,250,817)
Issuance of common stock on conversion of outstanding convertible notes	5,708,075	2,393,153	—	—	2,393,153
Issuance of common stock pursuant to exercise of employee stock options	126,400	18,960	—	—	18,960
Issuance of common stock pursuant to exercise of warrants	3,368,850	875,000	—	—	875,000
Issuance of common stock and warrants pursuant to private placements, net of issue costs	3,742,800	728,576	111,983	—	840,559
Net loss	—	—	—	(1,628,470)	(1,628,470)
Balance at December 31, 2003	32,498,721	13,218,924	3,099,314	(15,069,853)	1,248,385

Issuance of common stock pursuant to exercise of employee stock options	412,500	58,875	—	—	58,875
Issuance of common stock pursuant to StockHouse asset acquisition [note 5]	1,020,000	290,700	—	—	290,700
Net income	—	—	—	15,623	15,623
Balance at December 31, 2004	33,931,221	13,568,499	3,099,314	(15,054,230)	1,613,583

See accompanying notes

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(expressed in US dollars)

	2004	2003
	$	$

OPERATING ACTIVITIES
Net income (loss)	15,623	(1,628,470)
Add (deduct) non-cash items
Amortization	393,168	388,032
Bad debt expense	62,328	4,150
Non-cash interest on convertible notes and debentures	—	(51,464)
Realized foreign exchange loss	—	24,298
	471,119	(351,639)
Net change in operating assets and liabilities [note 12]	23,652	(64,109)
Cash provide by (used in) operating activities	494,771	(415,748)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	840,559
Proceeds on exercise of warrants	—	875,000
Proceeds on exercise of stock options	58,875	18,960
Net proceeds from (repayments of) notes payable	—	(266,086)
Repayment of convertible notes	—	(35,332)
Repayment of capital lease obligation	(38,920)	(96,129)
Cash provided by financing activities	19,955	1,336,972

INVESTING ACTIVITIES
Purchase of property and equipment	(77,909)	(60,999)
Cash used in investing activities	(77,909)	(60,999)

Increase in cash and cash equivalents	436,817	860,225
Cash and cash equivalents, beginning of year	1,400,195	539,970
Cash and cash equivalents, end of year	1,837,012	1,400,195

See accompanying notes

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the “Company”) is a financial media and technology company that provides various financial Internet solutions, tools, content and services to media, corporate, and financial services companies. The Company employs proprietary technologies that enable it to provide its clients with financial data streams and news combined with fundamental, technical, productivity, and disclosure tools. The Company also provides advertising services through its www.stockhouse.com financial Web site.

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

Revenue recognition

The Company generates its revenues from two primary sources: Public Company Disclosure and Awareness Products and Advertising and Financial Software and Content Systems.

Public Company Disclosure and Awareness Products and Advertising consist of Internet advertising, e-mail advertising, investor relations Web page services. These services are sold either individually or bundled together into comprehensive programs.

Investor relations Web page services, sold under the name IntegrateIR, are delivered to the client’s investor relations page of their Web site via an Internet data feed, in real time and on a continuous basis for an agreed period of time, normally 12 months.  Revenue is recognized ratably, according to the agreed fixed rate, on a monthly basis once the IntegrateIR data feed has been activated.  Setup fees, if any, are recognized ratably over the initial term of the agreement, on a monthly basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Advertising on the Company’s investment-oriented Web sites consists of continuous or rotating advertisements and client profiles on various specialized Web pages within StockHouse.com, Smallcapcenter.com and InvestorMarketPlace.com.  Delivery of these profiles is based either on a certain number of days appearing on the Web pages or a certain quantity of impressions, profile views or click-throughs, depending on the agreement.  An impression is a single instance of an Internet user viewing the page that contains the client’s name and/or logo.  A profile view is a single instance of an Internet user clicking on the client’s profile link.  A click-through is a single instance of an Internet user clicking on the client’s profile and being redirected to the client’s Web site.  Revenue is recognized on such advertising programs based on the proportionate units of advertising delivered each month.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cost of Revenues

Costs of revenue are recorded if the cost relates directly to the services the Company sells or to its revenue-generating Web sites, namely StockHouse.com/ca, Smallcapcenter.com, and InvestorMarketPlace.com.  Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor.  Data feeds are a key component of many of the Company’s Financial Software and Content Systems services, as well as a key input into its revenue-generating Web sites.  Bandwidth is consumed by the Company’s revenue-generating Web sites, by its Financial Software and Content Systems services, by its IntegrateIR service, and by its e-mail mailing services.  Direct advertising purchases relate to Internet advertising purchases for the purpose of promoting a client or clients’ feature on one of the Company’s Web sites.  Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.  Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized.  All other costs of revenues are recognized in the period incurred.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

Allowance for Doubtful Accounts

The Company evaluates its accounts receivable and makes judgments as to the collectibility of each account. In general, accounts over 90 days overdue are allowed fir fully, with certain exceptions where prior special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if we have a reasonable belief that the collection of the account is doubtful.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term deposits with original maturities of ninety days or less and are recorded at mark to market.

Marketable securities

Marketable securities consist of equity instruments available for sale and are recorded at fair value based on quoted market prices. Both realized and unrealized gains and losses are included in the statement of operations.

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

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148). The pro-forma disclosure of stock based compensation is included in Note 8[c].

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recent pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was permitted under SFAS 123, is no longer an alternative.

SFAS 123(R) must be adopted no later than January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method, and as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s statement of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings (loss) per share in Note 8[c] to these consolidated financial statements.

Comparative figures

The Company has reclassified certain of the figures presented for comparative purposes to conform with the financial statement presentation adopted in the current year.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Two customers each account for greater than 10% of the outstanding receivables at December 31, 2004.  One customer accounts approximately 14% of the outstanding receivables at December 31, 2003.

4. PROPERTY AND EQUIPMENT

	Cost	Accumulated amortization	Net book value
	$	$	$

2004
Computer equipment	634,948	554,060	80,888
Computer equipment under capital lease	157,579	157,579	—
Computer software	161,161	156,541	4,620
Website software [note 5]	637,822	455,666	182,156
Office furniture and equipment	144,199	144,188	11
Leasehold improvements	61,044	41,646	19,398
	1,796,753	1,509,680	287,073

2003
Computer equipment	570,812	502,934	67,878
Computer equipment under capital lease	154,254	119,159	35,095
Computer software	151,938	151,938	—
Website software	347,122	166,327	180,795
Office furniture and equipment	141,584	131,096	10,488
Leasehold improvements	62,434	45,058	17,376
	1,428,144	1,116,512	311,632

5. ASSET ACQUISITION

On June 24, 2002, the Company acquired certain Web site and related software assets of StockHouse Media Corporation (“StockHouse”). Under the terms of the agreement, the Company purchased a 65% interest in the assets by issuing 2,080,000 shares of unregistered common stock with a fair value of $424,320. The assets acquired consisted of program source codes underlying the website for $347,122, and prepaid operating costs of $77,198.

The prepaid operating costs of $77,198 were expensed fully in 2002. The website software is being amortized over a three year period commencing on the date of acquisition.

On June 2, 2004, the Company exercised its option to acquire the remaining 35% of the Web site and related software assets of StockHouse with the issuance of 1,020,000 additional common shares with a fair value of $290,700.

6. CAPITAL LEASE OBLIGATION

The Company has capital lease agreements for computer equipment with lease obligations as follows:

	2004	2003
	$	$

Total future lease payments	—	40,758
Less interest (effective rate during 2003 - 17%)	—	(1,838)
	—	38,920

Less current portion	—	(38,920)
	—	—

7. CONVERTIBLE NOTES

At January 1, 2003, the Company had a convertible note liability of $1,568,134 payable to two lenders.

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

During the year ended December 31, 2003, and prior to the conversions, $34,718 of the debt discount was amortized [2002 - $101,898].

The callable Series 1 warrants issued in the original financing arrangement still exist and permit the holders to acquire up to 281,818 common shares at an exercise price of $3.00 at any time up to March 31, 2005. The warrants may be called by the Company, at a purchase price of $.01 per underlying share, if the stock price of the Company’s common shares exceeds $6.00 for any 20 consecutive trading days, provided that the holders have the right to exercise the warrants within 30 days after their receipt of such a call.  At December 31, 2004 all 281,818 warrants were unexercised and outstanding.

8. SHARE CAPITAL

[a]

Authorized

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock is issued and outstanding in the years presented.

[b]

Common stock

2004

During the year ended December 31, 2004 the Company issued 1,432,500 common shares, which are summarized as follows:

On June 2, 2004, 1,020,000 common shares were issued to StockHouse Media Corporation for the remaining 35% interest in certain Web assets.  The shares had a fair value of $290,700 based on the market value on that date [note 5].

During the year ended December 31, 2004, 412,500 common shares were issued pursuant to exercises of stock options for gross proceeds of $58,875.

2003

During the year ended December 31, 2003 the Company issued 12,946,125 common shares, which are summarized as follows:

On January 28, 2003, 1,228,075 common shares were issued pursuant to a conversion of $392,984 of principal of convertible notes at $0.32.  On February 3, 2003 100,000 common shares were issued pursuant to a conversion of $50,000 of principal of convertible notes at $0.50.  On May 12 and May 28, 2003, a total of 4,380,000 common shares were issued pursuant to a conversion of $1,225,684 of principal of convertible notes at $0.28.  In total, 5,708,075 common shares were issued pursuant to conversions of principal of convertible notes.

During the year ended December 31, 2003, 126,400 common shares were issued pursuant to exercises of stock options for gross proceeds of $18,960.

During the year ended December 31, 2003, 3,368,850 common shares were issued pursuant to exercises of warrants for gross proceeds of $875,000.

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

8. SHARE CAPITAL (cont’d.)

[c]

Stock options

1999, 2000, 2001, 2002, and 2003 Incentive Stock Option Plans (collectively the “Plans”)

The following table sets out the authorized shares under each plan:

	Effective Date	Common Shares Authorized

1999 Incentive Stock Option Plan	March 11, 1999	450,000
2000 Incentive Stock Option Plan	November 10, 2000	102,500
2001 Incentive Stock Option Plan	September 20, 2001	733,200
2002 Incentive Stock Option Plan	March 25, 2002	634,900
2003 Incentive Stock Option Plan	January 21, 2004	3,300,000
Total authorized		5,220,600

The Plans entitle directors, employees and consultants to purchase common shares of the Company.

Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve if they were granted under the 2003 plan, otherwise they are not returned to the reserve.

When the Company became listed on the TSX Venture Exchange on December 17, 2002, it ceased issuing options under its 1999, 2000, 2001, and 2002 Plans, and filed a new 2003 Plan which conforms with the TSX Venture Exchange rules.  The 898,278 shares previously available under the 1999, 2000, 2001, and 2002 Plans were effectively rendered unavailable by this undertaking.  All outstanding options under the old Plans continue to be exercisable as vested until they are forfeited or expire.

Activity under the Plans is set forth below:

		Options Outstanding
	Shares available for grant	Number of shares	Price per share	Weighted average exercise price

Balance at December 31, 2002	898,278	2,602,700	$0.12 - 0.59	$0.20
Additional shares authorized	(898,278)	—	–	—
Options granted	—	—	–	—
Options forfeited	—	(95,700)	$0.15 - 0.40	$0.32
Options exercised	—	(126,400)	$0.15	$0.15
Balance at December 31, 2003	—	2,380,600	$0.12 - 0.59	$0.20
Additional shares authorized	3,300,000	—	–	—
Options granted	(1,863,500)	1,863,500	$0.21 – 0.31	$0.28
Options forfeited	186,000	(233,500)	$0.15 – 0.31	$0.29
Options exercised	—	(412,500)	$0.12 - 0.15	$0.14
Balance at December 31, 2004	1,622,500	3,598,100	$0.12 - 0.59	$0.24

8. SHARE CAPITAL (cont’d.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares exercisable	Weighted average exercise price

$0.12 - $0.22	1,868,100	3	$0.17	1,788,300	$0.19
$0.26 - $0.30	1,397,500	4	$0.28	410,938	$0.28
$0.31	282,500	3	$0.31	123,125	$0.31
$0.59	50,000	2	$0.59	30,000	$0.59
	3,598,100	4	$0.24	2,352,363	$0.22

For the years ended December 31, 2004 and 2003 the Company recorded no stock based compensation expense.

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and loss per share is required by SFAS 123 for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under SFAS 123.

The fair value of the Company’s stock-based awards granted to employees in 2004 was estimated using the Black-Scholes option pricing model and amortized over the vesting period. The option pricing assumptions include a dividend yield of 0% [2003 - 0%], a weighted average expected life of 4 years [2003 - 4.5 years], a risk free interest rate of 3.51% [2003 - 3.83%], and an expected volatility of 66% [2003 - 214%]. The weighted average fair value of options granted during 2004 was $0.28 [2003 - $0.18]. For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying SFAS 123 to the Company’s stock-based awards to employees would approximate the following:

	2004	2003
	$	$

Net income (loss)	15,623	(1,628,470)
Compensation expense	(185,140)	(8,177)
Pro forma net loss	(169,517)	(1,636,647)

Basic and diluted income (loss) per share
As reported	0.00	(0.06)
Pro forma	(0.01)	(0.06)

8. SHARE CAPITAL (cont’d.)

[d]

Warrants

As at December 31, 2004, common stock issuable pursuant to warrants outstanding is as follows:

	Outstanding at January 1	Issued	Exercised	Forfeited	Outstanding at December 31	Exercise Price			Expiry Date
	#	#	#	#	#	$

2004
Series 1	281,818	—	—	—	281,818	$3.00			March 31, 2005
Series 3A	500,000	—	—	—	500,000	$0.25			July 31, 2005
Series 3B	300,000	—	—	—	300,000	$0.50			July 31, 2005
Series 8	1,871,400	—	—	1,373,400	498,000	$0.50	(C$	0.60)	January 16, 2005
Series 9	374,280	—	—	—	374,280	$0.31	(C$	0.37)	June 4, 2005 and July 16, 2005
Series 10	187,140	—	—	137,340	49,800	$0.50	(C$	0.60)	January 16, 2005
	3,514,638	—	—	1,510,740	2,003,898

2003
Series 1	281,818	—	—	—	281,818	$3.00			March 31, 2005
Series 3A	500,000	—	—	—	500,000	$0.25			July 31, 2005
Series 3B	300,000	—	—	—	300,000	$0.50			July 31, 2005
Series 4	2,000,000	—	1,995,100	4,900	—	$0.30			September 30, 2003
Series 5	250,000	—	—	250,000	—	$0.30			September 15, 2003
Series 6	1,701,875	—	1,223,750	478,125	—	$0.22			December 31, 2003
Series 7	150,000	—	150,000	—	—	$0.16			December 31, 2003
Series 8	—	1,871,400	—	—	1,871,400	$0.55	(C$	0.75)	December 4, 2004 and January 16, 2005
Series 9	—	374,280	—	—	374,280	$0.27	(C$	0.37)	June 4, 2005 and July 16, 2005
Series 10	—	187,140	—	—	187,140	$0.55	(C$	0.75)	December 4, 2004 and January 16, 2005
	5,183,693	2,432,820	3,368,850	733,025	3,514,638

The Series 8 and 10 warrants were originally issued with an exercise price of C$0.75 and an expiry date of June 4, 2004 and July 16, 2004.  On February 5, 2004 the exercise price of the warrants was reduced to C$0.60 and the expiry date was extended to December 4, 2004 and January 16, 2005.

[e] Earnings (loss) per share

	2004	2003
Basic earnings (loss) per share
Earnings (loss) for the year	$15,623	$(1,628,470)

Weighted average number of common shares outstanding	33,364,834	26,309,835

Basic earnings (loss) per share	$0.00	($0.06)

Diluted earnings (loss) per share
Earnings (loss) for the year	$15,623	$(1,628,470)

Weighted average number of common shares outstanding	33,364,834	26,309,835
Dilutive effect of Series 3A Warrants	76,271	—
Dilutive effect of Series 9 Warrants	30,351	—
Dilutive effect of stock options	835,954	—
Adjusted weighted average number of common shares outstanding	34,307,410	26,309,835

Diluted earnings (loss) per share	$0.00	$(0.06)

9. SEGMENTED INFORMATION

The Company operates in one industry segment and derives its revenue from the following services noted in the table below. The Company defines reportable operating segment as components of the Company about which separate financial information is available and which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	2004	2003
	$	$

Public Company Disclosure and Awareness
Products and Advertising	3,129,930	1,851,489
Financial Software and Content Systems	1,693,297	1,168,910
	4,823,227	3,020,399

Revenue from external customers, by country of origin, is as follows:

	2004	2003
	$	$

Canada	2,861,489	1,405,910
United States	1,961,738	1,564,425
Australia	—	50,064
	4,823,227	3,020,399

During 2004 and 2003, the Company had no customers whose revenue represented greater than 10% of total revenue.

Substantially all of the Company’s property and equipment is located in Canada.  Its current and planned future operations are, and will be, located in Canada.

In the normal course of business, the Company entered into a non-monetary transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company’s Web sites.  The agreement was for a one year term.  The non-monetary transaction resulted in revenue of $50,711 for the year ended December 31, 2004 [2003 - $24,497], with a corresponding expense included in cost of revenues in each period.  The non-monetary pricing was at  market prices based on equivalent services paid for in cash during the same period.  No other non-monetary transactions were recorded in the years ended December 31, 2004 and 2003.

10. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2004	2003
	$	$

Tax expense (recovery) at U.S. statutory rates	5,000	(570,000)
Lower (higher) effective income taxes of
Canadian subsidiary	—-	(12,000)
Change in valuation allowance	516,000	306,000
Change in foreign exchange rates	(441,000)	0
Non-deductible expenses	(57,000)	276,000
Other	(23,000)	—
Income tax provision (recovery)	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2004	2003
	$	$

Net operating loss carryforwards	3,231,000	2,933,000
Net capital loss carryforwards	110,000	82,000
Property and equipment	581,000	448,000
Other	298,000	241,000
Total deferred tax assets	4,220,000	3,704,000
Valuation allowance	(4,220,000)	(3,704,000)
Net deferred tax assets	—	—

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that realization will not occur.

10. INCOME TAXES (cont’d.)

The net operating loss carryforwards expire as follows:

$

Canada
2006	2,004,000
2007	2,998,000
2008	602,000
5,604,000

U.S.
2019	1,173,000
2020	1,494,000
2021	135,000
2022	237,000
2023	436,000
2024	58,000
3,533,000

Total	13,086,000

The Company also has net capital losses of $310,000 available to offset future taxable capital gains in Canada.

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

11. COMMITMENTS AND CONTINGENCIES

[a]

The Company has operating lease commitments with respect to office premises with minimum annual payments that expire in 2006 as follows:

$

2005	307,000
2006	241,000
2007	93,000
2008	43,000
684,000

Rental expense included in general and administrative expenses for the year ended December 31, 2004 was $274,000 [2003 - $202,000].

[b]

The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a C$100,000 deposit and contracted the Company to provide certain lead generation services. The Company delivered the requested services throughout October and November 2000, however, the defendant defaulted on all additional payments. The Company is suing the defendant for the C$351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the C$100,000 deposit. As of December 31, 2004, no further action had been taken by either party and no court date has been set. Although management currently believes the outcome of the litigation will be in the Company’s favor, it has not elected to aggressively pursue the litigation at this time. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations as the litigation is resolved.

The Company is currently involved in litigation with a vendor to recover approximately C$471,000 in unused advertising credits which were prepaid in 1999.  The case is currently pending final resolution and there is considerable uncertainty as to what value, if any, will be derived if the Company wins the lawsuit.  No provision has been made for recovery of these credits in the financial statements in any year.

In addition, the company is subject to various other legal matters in the ordinary course of business.  It is not possible at this time to predict with any certainty the outcome of such litigation.  Management believes that the ultimate resolution of these matters would not have a material effect on the Company’s financial position or results of operations.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2004	2003
	$	$

Marketable securities	(4,745)	(1,418)
Accounts receivable	(333,119)	(159,532)
Prepaid expenses	(34,778)	22,470
Accounts payable and accrued liabilities	102,736	(96,161)
Accrued payroll liabilities	(10,978)	5,278
Accrued interest on notes payable	—	(13,371)
Deferred revenue	304,536	178,625
	23,652	(64,109)

Non-cash investing and financing activities are as follows:

	2004	2003
	$	$

Asset acquisition completed with the issuance of common stock	290,700	—

Cash amounts paid for interest are as follows:

	2004	2003
	$	$

Cash paid for interest	2,083	35,519

13. ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which the Company may be required to indemnify clients for liabilities relating to data transmission and dissemination; and (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company.

The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004 and December 31, 2003.

14. SUBSEQUENT EVENTS

On January 27, 2005, the Company terminated the lease of its New York office.  Under the terms of the termination agreement, the Company paid a $40,000 termination fee, forfeited its right to a $40,000 security deposit and paid 50% of back rent owing which totaled $26,000.  The termination fee and the security deposit forfeiture will be recorded in the financial statements for the quarter ending March 31, 2005.

Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure.

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

(b)   Changes in internal controls.

   There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 9.  Directors, executive officers, promoters and control persons; compliance with section 16(a) of the Exchange Act.

The following table sets forth, as of the date of this filing, the name, age and position of our directors, executive officers and other significant employees:

Director/Officer

Name

Age

Since

Position with the Company

Marcus A. New

34

May 1995

President, Chief Executive Officer and a Director

Leslie A. Landes

60

August 1998

Chairman of the Board

David E. Gillard

35

November 2001

Chief Financial Officer

David N. Caddey

55

June 1999

Director

Louis (Lee) deBoer II

52

October 1999

Director

Jeffrey D. Berwick

34

July 2002

Director

Patrick J. Spain

52

August 2004

Director

The backgrounds of our directors, executive officers and significant employees are as follows:

Marcus A. New, B.A., President and Chief Executive Officer

Marcus New is our founder, and has been our Chief Executive Officer since May 1995.

Leslie A. Landes, Chairman of the Board

Les Landes has served as a Director since June 1999, as our President and Chief Operating Officer from August 1998 to December 2004.  Mr. Landes is also a director of TIR Systems Ltd. and Liquidation World, Inc., both of which are Toronto Stock Exchange listed companies.

David E. Gillard, CGA, Chief Financial Officer

David Gillard has been Chief Financial Officer of Stockgroup since November 2001, and prior to that he had been with us in the capacity of Controller since March 2000.  Before joining us, he was in the accounting and finance department of Maynards Industries Ltd. from 1993 to 2000.

David N. Caddey, B.Sc., M.Sc., Director

David Caddey has been a Director since June, 1999. Since July, 1998 he has served as an Executive Vice President of MacDonald Dettwiler and Associates Ltd., an information and space technology company that designs, manufactures, operates and markets a broad range of high technology products and services.  MacDonald Dettwiler is listed on the Toronto Stock Exchange.

Louis (Lee) deBoer II, Director

Lee deBoer has served as a Director since August 1999. Since May of 1998, he has served as President of MediaFutures, Inc., which provides consulting services to clients in the Internet and cable broadcasting industries.  From July 2000 through June 2001, he also served as CEO of Automatic Media Incorporated, an Internet media and software firm based in New York City.  Mr. deBoer is also a director of Click TV, a television production company in the United Kingdom and Priva Technologies, both of which are non-reporting private companies.

Jeffrey D. (Jeff) Berwick, Director

Jeff Berwick has served as a director from July 2002 to present.  Mr. Berwick is the founder and was CEO of StockHouse Media Corporation (SMC) from 1995 until 2002 when

StockHouse was sold to Stockgroup Information Systems.  During his tenure at SMC, Mr. Berwick raised over $30 million USD in financing and expanded the company to over 240 staff in eight countries in North America, Europe and Asia.

Code of ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, our President, our Chief Financial Officer/Principal Accounting Officer.  The text of our code of ethics may be viewed on our website at www.stockgroup.com.

Committees

Audit Committee

Our Audit Committee is composed of David Caddey, Lee deBoer, and Jeff Berwick.  None of our Audit Committee members are “financial experts” as defined in item 401(e) of Regulation S-B. The reason for our lack of a financial expert is that our limited resources have made obtaining the services of a financial expert prohibitively expensive.  The Audit Committee met four times in 2004.

Compensation Committee

Our Compensation Committee is composed of Lee deBoer, David Caddey, and Jeff Berwick.  The Compensation Committee was appointed June 25, 2004 and met once during 2004.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of David Caddey, Lee deBoer, and Jeff Berwick, and was formed on June 25, 2004.  It did not meet during 2004.

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

Based solely on its review of such reports received by the Company with respect to fiscal 2004 and written representations from such reporting persons, the Company believes that all reports required to be filed under Section 16(a) have been timely filed by such persons, other than certain Form 5 reports which have been filed since fiscal 2004 year end.

Item 10. Executive Compensation

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer and the President for all services rendered to us in all capacities during each of the years ended December 31, 2003 and 2004. No other executive officer received salary and bonus exceeding $100,000 during those years.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compen sation ($)	(f) Restricted Stock Award(s) ($)	(g) Securities Underlying Options / SARs (#)	(h) LTIP Payouts ($)	(i) All Other Compen sation ($)
Marcus New, CEO	2003	150,554	27,693	0	0	0	0	0
	2004	128,940	33,705	0	0	652,500	0	0
Leslie Landes, President	2003	141,058	0	0	0	0	0	0
	2004	115,252	0	0	0	0	0	0

Option Grants In the Last Fiscal Year To Named Executive Officers

Name	Securities Underlying Options Granted	% Of Net Options Granted to Employees In Year	Exercise Price $	Expiration Date
Marcus New	652,500	35%	$0.27	February 9, 2009
Leslie Landes	NIL

No Restricted Stock Awards (RSAs), Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs) were awarded to named executive officers in any of the above years.

The following table summarizes the option holdings of the named executive officers as at December 31, 2004:

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

			Number of Shares underlying Unexercised Options At December 31, 2004		Value of Unexercised In-the–Money Options at December 31, 2004
Name	Shares acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Marcus New	0	$0	963,126	489,374	$151,681	$44,044
Leslie Landes	250,000	$32,872	583,200	0	$85,148	$0

Directors' Compensation

Stockgroup compensates its outside directors with cash and stock options.  Each outside director receives an annual fee of $1,000, plus $300 per meeting attended, or $750 for certain meetings which, in our discretion, involve unusual amounts of time or work.  In addition, each outside director receives 100,000 options to acquire shares of common stock, with the exercise price being the market price of our common stock on the date of grant.  Directors who are re-elected and continue to serve for more than one year will receive an additional 50,000 options after each annual general meeting.

Employment and severance agreement

We have an Executive Employment Agreement with our CEO, Marcus A. New, which took effect February 9, 2004.  Under the Agreement, Mr. New receives a base salary of $11,235 per month, ($134,820 per annum) with a minimum 5% annual escalation.  In addition, Mr. New has an incentive bonus plan based on us achieving certain profitability goals in calendar years after 2003, and on financing, merger, and acquisition transactions.  Under the agreement he received on February 9, 2004 652,500 stock options at $0.27, which vest evenly over two years.  Should we elect to terminate Mr. New’s employment without cause, he will be paid a minimum lump sum equal to 22 months’ base salary, as adjusted, plus a buyout of his stock options at their intrinsic value.  The Agreement contains a confidentiality clause and one year non-competition covenant upon termination of employment.  There is no specified termination date in the Agreement.

We have a Management Agreement with our President, Leslie A. Landes.  The Agreement was amended on October 8, 2004 and expires August 4, 2005. Under the amended Agreement, Mr. Landes is scheduled to receive a minimum compensation of C$12,500 (approximately US$9,604) per month until December, 2004, after which his role changed to Chairman of the Board and his compensation became C$6,250 (approximately US$5,193) per month. The Agreement may be terminated by us or Mr. Landes on 30 days notice, and if early termination is initiated by Stockgroup without cause, Mr. Landes is to receive a severance payment equal to 12 months’ compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 11, 2005 the beneficial ownership of common stock of each person known to us who owns more than 5% of issued and outstanding common stock.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Marcus A. New
500-750 W Pender St, Vancouver, BC, Canada	3,420,126	10%
Yvonne New
500-750 W Pender St, Vancouver, BC, Canada	2,214,500	7%
518464 B.C. Ltd.
500-750 W Pender St, Vancouver, BC, Canada	1,945,000	6%
U.S. Global Funds
7900 Callaghan Road, San Antonio, TX 78229	2,400,000	7%

On March 11, 1999, we entered into a Share Exchange and Share Purchase Agreement with 579818 B.C. Limited, a British Columbia corporation, Stock Research Group, Inc., a British Columbia corporation, and all of the shareholders of Stock Research Group. Under that agreement we acquired all of the issued and outstanding shares of Stock Research Group in consideration of which 579818 B.C. Limited issued to the Stock Research Group shareholders 3,900,000 Class A Exchangeable Shares. The exchangeable shares may be converted, at the option of the holder, into an equal number of shares of common stock held by a trustee. Pending any such conversion, each holder of the exchangeable shares may direct the trustee to vote an equivalent number of shares of common stock. The trustee has no discretion as to the voting or disposition of such common stock.

As a result of these transactions each of the former Stock Research Group shareholders has the right to vote, or to direct the trustee to vote on their behalf, a number of shares of common stock equal to the number of exchangeable shares held of record by them. In the aggregate, as of the date of this filing, the 2,174,000 shares of common stock held by the trustee represent approximately 6% of our issued and outstanding shares of common stock.

Marcus New directly owns 169,500 exchangeable shares and his wife, Yvonne New, owns directly 19,500 exchangeable shares. They both indirectly own, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and by Mrs. New as to 50%, 1,945,000 exchangeable shares. Accordingly, Marcus and Yvonne New beneficially own 2,134,000 exchangeable shares of common stock, which represent approximately 6% of our issued and outstanding common stock.

Mr. New also owns 242,500 shares of common stock which were purchased in the open market and he holds 1,452,500 options to purchase common stock at exercise prices from $0.12 to $0.27.  Of his stock options, 963,126 had vested as of December 31, 2004.  Mrs. New owns 80,500 common shares.  In combination with Mr. New’s 2,134,000 exchangeable shares, his wife’s 80,500 common shares, his 963,126 vested options and his 242,500 common shares, Mr. New holds a beneficial ownership position in us of 3,420,126 shares, representing approximately 10% of issued and outstanding common stock.

Mrs. New owns directly 80,500 common shares.  Her direct shares in combination with her beneficial ownership of 2,134,000 exchangeable shares give her a beneficial ownership position in us of 2,214,500 shares, representing approximately 7% of issued and outstanding common stock.

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

Name and Address of Beneficial Owner	Position with Company	Shares Beneficially Owned On December 31, 2004	Percent of Class
Marcus A. New
500 – 750 W Pender St, Vancouver, BC, Canada	President, CEO, and a Director	3,420,126	10%
Leslie A. Landes
500 – 750 W Pender St, Vancouver, BC, Canada	Chairman of the Board	588,200	2%
David Gillard
500 – 750 W Pender St, Vancouver, BC, Canada	Chief Financial Officer	100,000	*
Jeffrey Berwick
2602-1077 Marinaside Cres, Vancouver, BC, Canada	Director	382,225	1%
David N. Caddey
49-15715 34th Ave, Surrey, BC, Canada	Director	172,500	*
Louis deBoer II
25 Central Park West, New York, NY	Director	112,500	*
Patrick J. Spain
360 N Michigan Ave, Ste 320 Chicago, IL	Director	29,000	*
All directors, executive officers and significant employees as a group		4,804,551	14%

* Less than 1%.

Of the totals above, the following shares underlie vested stock options:

Mr. Landes...	583,200
Mr. Gillard...	100,000
Mr. Berwick...	25,000
Mr. Caddey...	112,500
Mr. deBoer...	112,500
Mr. Spain...	12,500

Equity Compensation Plans

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,598,100	$0.24	1,622,500
Equity compensation plans not approved by security holders	-	-	-
Total	3,598,100	0.24	1,622,500

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

4.2

2000 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed May 15, 2001.

4.3

2001 and 2002 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed May 13, 2002.

4.4

2003 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed April 15, 2004.

23.1

Consent of Independent Registered Public Accounting Firm.

31.1

Section 302 Certification - CEO.

31.2

Section 302 Certification - CFO.

32

Section 906 Certification - CEO and CFO.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP.

Audit Fees

Fees for audit services totaled $59,000 in 2004 and $76,000 in 2003, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, and services in connection with SEC filings.

Audit-Related Fees

Fees for audit related services were $NIL for 2004 and 2003.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $7,000 in 2004 and $9,000 in 2003.

All Other Fees

Fees for all other services not included above were $NIL for 2004 and 2003.

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

The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting. For 2004, the Audit Committee pre-approved 100% of the fees incurred.

The audit committee has considered the nature and amount of the fees billed by Ernst & Young LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP independence.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stockgroup Information Systems Inc.

       (Registrant)

By: /s/ Marcus A. New

Dated:  March 15, 2004

------------------------------------------------

Marcus A. New, President, CEO, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ David Gillard

Dated:  March 15, 2004

------------------------------------------------

David Gillard, Chief Financial Officer

By: /s/ Les Landes

Dated:  March 15, 2004

------------------------------------------------

Leslie Landes, Chairman of the Board

By: /s/ Jeff Berwick

Dated:  March 15, 2004

------------------------------------------------

Jeffrey Berwick, Director

By: /s/  David Caddey

Dated:  March 15, 2004

------------------------------------------------

David Caddey, Director

By: /s/  Lee deBoer

Dated:  March 15, 2004

------------------------------------------------

Louis deBoer II, Director

By: /s/ Patrick Spain

Dated:  March 15, 2004

------------------------------------------------

Patrick Spain, Director