Form 10QSB
period 2005-03-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2005-05-12
CIK 1054097

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

CONFORMED SUBMISSION TYPE:

10QSB

PUBLIC DOCUMENT COUNT:

CONFORMED PERIOD OF REPORT:

20050331

FILED AS OF DATE:

20050512

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,075,346

Transitional Small Business Disclosure Format (check one): Yes: ___ No: _X_

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Stockgroup Information Systems Inc.

FORM 10-QSB

INDEX

PART I.  FINANCIAL INFORMATION

4

Item 1.  Financial Statements (unaudited)

4

CONSOLIDATED BALANCE SHEETS

4

CONSOLIDATED STATEMENTS OF OPERATIONS

5

CONSOLIDATED STATEMENTS OF CASH FLOWS

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

12

Item 3. Controls and Procedures

17

Part II. OTHER INFORMATION

18

Item 1. Legal Proceedings

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 4. Submission of Matters to a Vote of Security Holders

19

Item 6. Exhibits and Reports on Form 8-K

19

SIGNATURES

20

Exhibit 31. Section 302 Certifications

21

Exhibit 32.  Section 906 Certification

23

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED - Expressed in U.S. Dollars)

March 31,

December 31,

2005

2004 (1)

-----------

------------

ASSETS

CURRENT

Cash and cash equivalents

$

2,034,911

$

1,837,012

Marketable securities

7,361

7,361

Accounts receivable [net of allowances for doubtful

   accounts of $130,080;

   December 31, 2004 $107,344](note 4)

709,908

595,848

Prepaid expenses

79,096

114,426

-----------

--

-------------

TOTAL CURRENT ASSETS

$

2,831,276

$

2,554,647

Property and equipment, net

$

213,078

$

287,073

-----------

--

-------------

$

3,044,354

$

2,841,720

===========

==

=============

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT

Accounts payable and accrued liabilities

$

358,017

$

319,846

Accrued payroll liabilities

98,813

104,230

Deferred revenue

930,430

804,061

-------------

-------------

TOTAL LIABILITIES

$

1,387,260

$

1,228,137

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS’ EQUITY (note 2)

Common Stock, No Par Value

Authorized shares –

Issued and outstanding shares – 33,982,846 at

 March 31, 2005 [33,931,221 – December 31, 2004]

$

13,583,140

$

13,568,499

Additional paid-in capital

3,115,373

3,099,314

Accumulated deficit

(15,041,419)

(15,054,230)

-----------

--

-------------

TOTAL SHAREHOLDERS’ EQUITY

$

1,657,094

$

1,613,583

-------------

-------------

$

3,044,354

$

2,841,720

===========

==

=============

(1)

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED - Expressed in U.S. Dollars)

                                            Three Months   Three Months

                                                Ended          Ended

                                               March 31,      March 31,

                                                 2005           2004

-------------

-------------

REVENUE

Revenues (note 4)

$

1,456,675

$

1,046,231

Cost of revenues (note 4)                        270,983       203,397

                                           ------------- -------------

Gross profit                                $  1,185,692  $     842,834

EXPENSES

Sales and marketing

$

413,276

$

316,758

General and administrative

$

763,401

$

588,592

-------------

-------------

$

1,176,677

$

905,350

--------------------------

INCOME(LOSS) FROM OPERATIONS

$

9,015

$

(62,516)

Interest income

3,834

4,871

Interest expense

(38)

(1,296)

Other income

-

633

-------------

-------------

NET INCOME (LOSS) AND COMPREHENSIVE

  INCOME (LOSS)

$

12,811

$

(58,308)

=============

=============

BASIC AND DILUTED INCOME

(LOSS) PER SHARE

$        0.00

$

(0.00)

=============

=============

Basic weighted average shares outstanding

  for the period

33,954,977

32,556,809

Fully diluted weighted average shares

outstanding for the period

35,173,397

32,556,809

=============

=============

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - Expressed in U.S. Dollars)

Three Months

Three Months

Ended March

Ended March

31, 2005

31, 2004

OPERATING ACTIVITIES

------------

------------

Net income (loss)

$

12,811

$

(58,308)

Add non-cash items

Amortization

92,756

87,077

Bad debt expense

 22,736

5,782

Stock-based compensation

16,059

-

--------------

--------------

$

144,363

$

34,551

Net changes in non-cash working capital

Marketable securities

 -

(582)

Accounts receivable

(136,796)

(2,299)

Prepaid expenses

35,330

(55,169)

Accounts payable and accrued liabilities

38,171

47,203

Accrued payroll liabilities

(5,417)

15,559

Deferred revenue

126,369

88,801

--------------

--------------

CASH PROVIDED BY

  OPERATIONS

$

202,019

$

127,264

--------------

--------------

INVESTING ACTIVITIES

Property and equipment (net)

$

(18,761)

$

(30,969)

--------------

--------------

CASH USED IN INVESTING

$

(18,761)

$

(30,969)

--------------

--------------

FINANCING ACTIVITIES

Proceeds on exercise of warrants

$

 5,478

$

-

Proceeds on exercise of stock options

 9,163

20,175

Repayment of capital lease obligation

-

(23,759)

--------------

--------------

CASH PROVIDED BY (USED IN) FINANCING

$

 14,641

$

(3,584)

--------------

--------------

INCREASE IN CASH AND CASH EQUIVALENTS

$

197,899

$

92,711

Cash and cash equivalents, beginning of period

1,837,012

1,400,195

--------------

--------------

CASH AND CASH EQUIVALENTS,

  END OF PERIOD

$

2,034,912

$

 1,492,906

==============

==============

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Stockgroup Information Systems Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2005

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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.  In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these financial statements. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

2. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Issues of common shares for the three-month period ended March 31, 2005 are summarized as follows:

On February 14, 2005, 18,000 common shares were issued to an Agent pursuant to an exercise of Warrants at C$0.37 ($0.30), for gross proceeds of C$6,660 ($5,478).

On February 18, 2005, 28,000 common shares were issued to an employee pursuant to an exercise of options at $0.27, for gross proceeds of $7,560.

On March 14, 2005, 5,625 common shares were issued to an employee pursuant to an exercise of options at $0.285, for gross proceeds of $1,603.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Stock Options

The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,186,975 common shares for issuance.  Activity under the Plans is set forth below.

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

#

$

$

------------------------------------------------------------------------------------------

Balance at December 31, 2004

1,622,500

3,598,100

$0.12 - $0.59

$0.25

Options granted

(805,000)

805,000

$0.29 - $0.53

$0.39

Options exercised

-

(33,625)

$0.27 - $0.29

$0.27

Options forfeited

84,375

(84,375)

$0.29 - $0.39

$0.31

------------------------------------------------------------------------------------------

Balance at March 31, 2005            901,875        4,285,100  $0.12 - $0.59     $0.27

The Company discontinued the granting of options under the 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002.  Options outstanding under these Plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants.  Stock options forfeited under the 2003 Plan are available for future grants.

Warrants

As at March 31, 2005, common stock issuable pursuant to warrants outstanding is as follows:

Outstanding

Outstanding

Exercise

Expiry

At December

Exercised

Forfeited

At March

Price

Date

31, 2004 #

#

#

31, 2005 #

$

Series 1

281,818

-

281,818

-

3.00

March 31, 2005

Series 3A

500,000

-

-

500,000

0.25

July 31, 2005

Series 3B

300,000

-

-

300,000

0.50

July 31, 2005

Series 8

498,000

-

498,000

-

0.50 (C$0.60)

January 16, 2005

Series 9

374,280

18,000

-

356,280

0.31 (C$0.37)

June 4, 2005

and July 16, 2005

Series 10

49,800

-

49,800

-

0.50 (C$0.60)

January 16, 2005

2,003,898

18,000

829,618

1,156,280

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

For the three months ended

March 31,

March 31,

2005

2004

Net income (loss)

  – as reported

$

12,812

$

(58,308)

Deduct: Stock-based

  employee compensation

  expense determined

  under the fair value-

  based method

  for all awards

(69,731)

(33,804)

Add:  Stock-based

  compensation included

  in net income (loss)

16,059

-

-------------

-------------

Net loss – pro forma

$

(40,860)

$

(92,112)

=============

=============

Basic and diluted loss per share

  As reported

$

0.00

$

(0.00)

  Pro forma

(0.00)

(0.00)

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

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

For the three months

ended March 31

2005

2004

Dividend yield

%0

0%

Weighted average expected life (years)

2.65

3.40

Risk-free interest rate

3.17%

3.02%

Expected volatility

62%

78%

4. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

For the three months ended

March 31,

March 31,

2005

2004

------------------------------------------------------------------------------------------

Financial Software and Content Systems

$

605,766

$

474,004

Advertising Services

850,909

572,227

------------------------------------------------------------------------------------------

$

1,456,675

$

1,046,231

------------------------------------------------------------------------------------------

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Beginning January 1, 2005, the Company renamed the former Public Company Disclosure and Awareness Products division as Advertising Services.  It reclassed the revenue from certain products which were historically categorized as Public Company Disclosure and Awareness Products to Financial Software and Content Systems.  The amount reclassed for the three months ended March 31, 2005 was $94,861 [2004 - $86,471].

During the three months ended March 31, 2005 and 2004, the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue.  No customer constituted greater than 10% of accounts receivable at March 31, 2005 or 2004.

In the normal course of business, the Company entered into a non-monetary transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company’s Web sites.  The non-monetary transaction resulted in revenue of $13,695 for the three months ended March 31, 2005 [2004 - $12,870] with a corresponding expense included in cost of revenues in each period.  The non-monetary pricing was at fair market prices based on equivalent services paid for in cash during the same period.  No other non-monetary transactions occurred in the three-month periods ended March 31, 2005 and 2004.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2005.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

7. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 ,the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions ("SFAS 153").  SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company is required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005.  We have not yet determined if SFAS 153 will have an impact on our results of operations or financial position.

On December 16, 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was permitted under SFAS 123, is no longer an alternative.

SFAS 123(R) must be adopted no later than January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued.

Statement  123(R)  permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Risk Factors" in the Form 10-KSB for the year ended December 31, 2004. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS – THREE MONTH PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Our services can be categorized into two areas: (i) Financial Software and Content Systems and (ii) Advertising Services.  There are basic commonalities between the two segments.  All of our services relate to the financial markets and all of our services are currently delivered over the Internet.

Much of our sales are driven by popular interest in the stock markets.  Our Financial Software and Content Systems business is driven by the demand for market information by our clients’ customers.  Our Advertising Services are in greater demand when there is greater overall demand for online advertising across all industries.  Our audience levels on our StockHouse Web site are closely correlated with the popularity of the stock market.  We believe that greater audience levels on StockHouse will translate into larger advertising revenues for us over the long term.

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

Revenue and Gross Profits

Revenue Summary

(thousands)

2005

2004

Change ($)

Change (%)

-----------

----------

----------

----------

For the 3 months ended March 31

Total revenues

$

1,457

$

1,046

$

411

39%

Breakdown of major categories:

Financial Software and Content

606

474

132

28%

Advertising Services

851

572

279

48%

Financial Software and Content Systems (FSCS) revenue has grown by 28% when comparing the three months ended March 31, 2005 and 2004 respectively.  The growth is attributable to a growing number of monthly agreements, renewals of existing agreements, and the expansion of our services to existing clients.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Our Advertising Services revenue includes general advertising on StockHouse and our specialty advertising products.  The 48% growth between the three months ended March 31, 2005 and 2004 is due in part to increased market size for online advertising in general.  It is also the result of a greater demand among companies for highly targeted advertising to the investment community, which has enabled us to extract greater returns for our advertising inventory over time. We have developed a certain level of access to the investment community through our StockHouse Web site.  Our access and StockHouse brand name give us the ability to provide a range of advertising services for companies. This exposure is highly valued, and is normally sold as a comprehensive monthly program which gives the client sustained and multi-faceted exposure to potential investors.

Cost of Revenues and Gross Profit Summary

2005

2004

Change ($)

Change (%)

-----------

----------

----------

----------

For the three months ended March 31

Total cost of revenues

$

271

$

203

$

68

33%

      Gross profit                            1,186         843         343      41%

Gross margin %

81%

81%

Our cost of revenues consists of bandwidth, data feeds, and other direct product costs.  Bandwidth costs are correlated with changes in our StockHouse and Financial Software and Content Systems traffic, both of which have increased from the three months ended March 31 2004 to the three months ended March 31, 2005.  We have incurred a number of incremental increases in our data feed costs as we have procured higher quality data from our vendors over the past twelve months, which account for part of the 33% increase in cost of revenues for the three months ended March 31, 2005, compared to the same three months of fiscal 2004.  Overall, the increases in cost of revenue have not had an effect on gross margin as evidenced by our gross margin percentage which has stayed the same for the three month periods ended March 31, 2005 and 2004 respectively.

                                                                      Operating Expenses

-----------------------------------------------------------------------------------------

Operating Expenses Summary

2005

2004

Change ($)

Change (%)

-----------

----------

----------

----------

For the three months ended March 31

Total operating expenses

$

1,177

$

905

$

272

30%

Breakdown:

Sales and marketing

413

317

96

30%

General and administrative

763

589

174

30%

Sales and marketing expenses increased by 30% for the three months ended March 31, 2005 when compared with the same period in 2004.  The increases are due primarily to an increase in the number of sales staff between 2004 and 2005, and a greater emphasis on marketing activities. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year, and we believe this will result in an increase in revenue over the long term.  In addition, we experienced increased commissions expense due to increased sales year over year.

General and administrative expense increased by 30% between three months ended March 31, 2005 and the same period in 2004. This increase is due mainly to overall expansion and increased payroll due to an increase in our support infrastructure.

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

                                                                Other Income (Expense)

--------------------------------------------------------------------------------------

Interest and Other Income (Expense) Summary

       2005

2004

       -----------

----------

For the 3 months ended March 31

Total interest and other income (expenses)

     $

3.8

$

4.2

Breakdown:

Interest income

3.8

4.9

Interest expense

0.0

(1.3)

Other income

0.0

0.6

We earn interest income from our cash reserves which are held in major banks, either in interest bearing accounts or term deposits.

Net Income

---------------------------------------------------------------------------------------------------------------

The net income (loss) for three months ended March 31, 2005 and the same period in 2004 was $12,811 and ($58,308) respectively.  As noted elsewhere in this Management Discussion and Analysis, the net income for three months ended March 31, 2005 was an improvement over the loss from three months ended March 31, 2004 due to increased revenue at a higher rate than increased expenses.

LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------------------------------------------------------

As at March 31, 2005 we had cash and cash equivalents of $2,034,911 an increase of $197,899 from December 31, 2004.  Our cash from (used in) operations for the past 4 quarters is as follows:

Q2 2004

$

(105K)

Q3 2004

260K

Q4 2004

  212K

Q1 2005

202K

Our current assets net of current liabilities at March 31, 2005 was $1,444,016.  We currently have no debt or capital lease obligations.

We have invested $18,761 in equipment in the first three months of 2005.

Our cash balance is expected to provide enough liquidity to help us through the next twelve months of our growth and to finance any planned asset acquisitions, including computer hardware upgrades.

We do not expect to declare any cash dividends in the foreseeable future.

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

We regularly enter into service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at March 31, 2005.

RECENT PRONOUNCEMENTS

See note 7 to the unaudited consolidated financial statements in this quarterly report on Form 10-QSB.

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Advertising Services consist of investor relations Web page tools, client advertising on our investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services. These services are sold either individually or bundled together into comprehensive programs.

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

Cost of Revenues

Cost of revenues is recorded if the cost relates directly to the services we sell or to our revenue-generating Web sites such as StockHouse, Smallcapcenter, and InvestorMarketPlace. Cost of revenues consists of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor.  Data feeds are a key component of many of our Financial Software and Content Systems services, as well as a key input into our revenue-generating Web sites. Bandwidth is consumed by our revenue-generating Web sites, by our Financial Software and Content Systems services, by our IntegrateIR service, and by our e-mail mailing services.  Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.  Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized.  All other costs of revenues are recognized in the period incurred.

Allowance for Doubtful Accounts

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

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

We are currently involved in litigation in British Columbia Supreme Court with a former customer, Pacific Capital Markets Inc. or PCMI, to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted us to provide certain lead generation services. We delivered the requested services throughout October and November 2000, however, the defendant defaulted on all additional payments. We are suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of the date of this filing no further action had been taken by either party and no court date has been set. Although we currently believe the outcome of the litigation will be in our favor, we have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in our statement of operations in the period the litigation is resolved.

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in litigation in British Columbia Supreme Court with a former customer, Pacific Capital Markets Inc. or PCMI, to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted us to provide certain lead generation services. We delivered the requested services throughout October and November 2000, however, the defendant defaulted on all additional payments. We are suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. As of the date of this filing no further action had been taken by either party and no court date has been set. Although we currently believe the outcome of the litigation will be in our favor, we have not elected to aggressively pursue the litigation at this time. We have made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in our statement of operations in the period the litigation is resolved.

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

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the period covered by this report.  There were no changes to any class of our securities.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

1.  Reports on Form 8-K (incorporated by reference only)

No reports on form 8-K have been filed in the three month period ended March 31, 2005.

31

Section 302 Certifications

32

Section 906 Certification

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.

(Registrant)

Date: May 11, 2005

By:  /s/ Marcus New

---------------------------------------------

Marcus New, Chief Executive Officer

By:  /s/ David Gillard

---------------------------------------------

David Gillard, CGA, Chief Financial Officer

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

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

Date:  May 11, 2005

/s/  Marcus New

Marcus New

Chief Executive Officer

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

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

Date:  May 11, 2005

/s/  David Gillard

David Gillard, CGA

Chief Financial Officer

Stockgroup Information Systems Inc.

Form 10-QSB March 31, 2005

Exhibit 32.  Section 906 Certification

CERTIFICATION

We, Marcus New, Chief Executive Officer, and David Gillard, Chief Financial Officer of Stockgroup Information Systems Inc. (the "Company"), certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, that:

(1) The Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2005 (the “Report”) fully complies with the requirements of § 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Marcus New

Marcus New
Chief Executive Officer

May 11, 2005

/s/ David Gillard

David Gillard

Chief Financial Officer

May 11, 2005

A signed original of this written statement required by § 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.