Form 10QSB
period 2005-08-09
STOCKGROUP INFORMATION SYSTEMS INC
filed 2005-08-11
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-23687
STOCKGROUP INFORMATION SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)
Colorado	84-1379282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 500-750 West Pender Street, Vancouver, British Columbia, V6C 2T7
(Address of principal executive offices)
(604) 331-0995
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,906,846.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stockgroup Information Systems Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - Expressed in U.S. Dollars)
	June 30,	December 31,
	2005	2004 (1)

ASSETS
CURRENT
Cash and cash equivalents	$2,198,039	$1,837,012
Marketable securities	3,422	7,361
Accounts receivable [net of allowances for doubtful
accounts of $96,143;
December 31, 2004 $107,344] (note 4)	534,762	595,848
Prepaid expenses	78,405	114,426

TOTAL CURRENT ASSETS	$2,814,628	$2,554,647
Property and equipment, net	$229,891	$287,073

	$3,044,519	$2,841,720

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities	$426,988	$319,846
Accrued payroll liabilities	120,842	104,230
Deferred revenue	678,551	804,061
Current portion of capital lease obligation	30,839	-

TOTAL CURRENT LIABILITIES	$1,257,220	$1,228,137
Capital lease obligation	63,525	-

TOTAL LIABILITIES	1,320,745	1,228,137

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS' EQUITY (note 2)
Common Stock, No Par Value
Authorized shares - 75,000,000
Issued and outstanding shares - 33,906,846 at
June 30, 2005 [33,931,221 - December 31, 2004]	$13,542,568	$13,568,499
Additional paid-in capital	3,145,120	3,099,314
Accumulated deficit	(14,963,914)	(15,054,230)

TOTAL SHAREHOLDERS' EQUITY	$1,723,774	$1,613,583

	$3,044,519	$2,841,720

(1) The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

The Accompanying Notes Are An Integral Part
Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - Expressed in U.S. Dollars)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

REVENUE
Revenues (note 4)	$1,477,937	$1,184,954	$2,934,612	$2,231,185
Cost of revenues (note 4)	294,069	217,185	565,052	420,582

Gross profit	$1,183,868	$967,769	$2,369,560	$1,810,603

EXPENSES
Sales and marketing	$369,010	$410,932	$782,286	$727,690
General and administrative	737,028	539,227	1,500,429	1,127,819

	$1,106,038	$950,159	$2,282,715	$1,855,509

INCOME(LOSS) FROM OPERATIONS	$77,830	$17,610	$86,845	$(44,906)

Interest income	6,594	5,487	10,428	10,358
Interest expense	(2,000)	(327)	(2,038)	(1,623)
Other income (expense)	(4,919)	(630)	(4,919)	3

NET INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)	$77,505	$22,140	$90,316	$(36,168)

BASIC AND DILUTED INCOME
(LOSS) PER SHARE
	$0.00	$0.00	$0.00	$0.00

Basic weighted average shares
Outstanding for the period	34,075,846	32,498,721	34,015,745	32,597,290
Fully diluted weighted average
Shares outstanding for the
period	35,062,932	33,948,596	35,021,189	32,792,224

The Accompanying Notes Are An Integral Part
Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - Expressed in U.S. Dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$77,505	$22,140	$90,316	$(36,168)
Add non-cash items
Amortization	129,431	98,044	222,187	185,121
Bad debt expense	(49,446)	30,081	(26,710)	35,863
Stock-based compensation	29,747	-	45,806	-

	$187,237	$150,265	$331,599	$184,816
Net changes in non-cash
working capital
Marketable securities	3,939	(23,885)	3,939	(24,467)
Accounts receivable	224,592	(155,974)	87,796	(158,273)
Prepaid expenses	691	(10,280)	36,021	(65,449)
Accounts payable and
accrued liabilities	68,971	(36,140)	107,142	11,063
Accrued payroll liabilities	22,029	(38,913)	16,612	(23,354)
Deferred revenue	(251,879)	10,116	(125,510)	98,117

CASH PROVIDED BY (USED IN)
OPERATIONS	$255,580	$(104,811)	$457,599	$22,453

INVESTING ACTIVITIES
Property and equipment (net)	$(51,880)	$(6,243)	$(70,641)	$(37,212)

CASH USED IN INVESTING	$(51,880)	$(6,243)	$(70,641)	$(37,212)

FINANCING ACTIVITIES
Repurchase of common stock (net)	$(83,603)	$-	$(83,603)	$-
Proceeds on exercise of warrants	29,156	-	34,634	-
Proceeds on exercise of
stock options	13,875	38,700	23,038	58,875
(Repayment) of capital lease
obligation	-	(15,161)	-	(38,920)

CASH PROVIDED BY
(USED IN) FINANCING	$(40,572)	$23,539	$(25,931)	$19,955

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$163,128	$(87,515)	$361,027	$5,196
Cash and cash equivalents,
beginning of period	2,034,911	1,492,906	1,837,012	1,400,195

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,198,039	$1,405,391	$2,198,039	$1,405,391

The Accompanying Notes Are An Integral Part
Of These Unaudited Financial Statements.

Stockgroup Information Systems Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2005

(UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the "Company") provides various financial market data, software, tools, and content to its customers in media, corporate, and financial services companies. In addition, the Company provides advertising services and automated investor disclosure tools to companies through its Web site properties, including StockHouse.com, and through hosted services to its customers' Web sites. All services are delivered via the Internet.

The Company was incorporated under the laws of Colorado on December 6, 1994.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these financial statements. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

2. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Issues of common shares for the six-month period ended June 30, 2005 are summarized as follows:

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

On May 2, 2005, 92,500 common shares were issued to an employee pursuant to an exercise of options at $0.15, for gross proceeds of $13,875.

On May 12, 2005, 41,000 common shares were issued to an Agent pursuant to an exercise of Warrants at C$0.37 ($0.29US), for gross proceeds of C$15,170 ($11,840US).

On June 3, 2005, 58,500 common shares were issued to an Agent pursuant to an exercise of Warrants at C$0.37 ($0.29US), for gross proceeds of C$21,645 ($17,316US).

Between the dates of June 27, 2005 and June 30, 2005, 267,000 common shares were repurchased by the company. These were purchased between the prices of C$0.36($0.29US) and C$0.40($0.32US), for gross costs of C$104,503.75 ($83,603US).

On February 21, 2005, the Company entered into a non-monetary transaction with a third party, in which it obtained investor relation services in exchange for 400,000 stock options.  The options vest evenly over one year and expire on February 21, 2008.  The fair value of the options was calculated using Black-Scholes model and $76,000 is being recognized over one year.  The non-monetary transaction resulted in expense of $46,000 for the six months ended June 30, 2005.

Stock Options

The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,186,975 common shares for issuance. Activity under the Plans is set forth below.

		Options Outstanding

				Weighted
	Shares			Average
	Available	Number of	Price Per	Exercise
	For Grant	Shares	Share	Price
	#	#	$	$

Balance at December 31, 2004	1,622,500	3,598,100	$0.12 - $0.59	$0.25
Options granted	(960,000)	960,000	$0.29 - $0.53	$0.39
Options exercised	-	(126,125)	$0.27 - $0.29	$0.27
Options forfeited	159,375	(159,375)	$0.29 - $0.39	$0.31

Balance at June 30, 2005	821,875	4,272,600	$0.12 - $0.59	$0.27

The Company discontinued the granting of options under the 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Options outstanding under these Plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants. Stock options forfeited under the 2003 Plan are available for future grants.

Warrants

As at June 30, 2005, common stock issuable pursuant to warrants outstanding is as follows:
	Outstanding			Outstanding	Exercise	Expiry
	At December	Exercised	Forfeited	At June	Price	Date
	31, 2004 #	#	#	30, 2005 #	$

Series 1	281,818	-	281,818	-	3.00	March 31, 2005
Series 3A	500,000	-	-	500,000	0.25	July 31, 2005
Series 3B	300,000	-	-	300,000	0.50	July 31, 2005
Series 8	498,000	-	498,000	-	0.50 (C$0.60)	January 16, 2005
Series 9	374,280	116,500	158,180	99,600	0.31 (C$0.37)	June 4, 2005
						and July 16, 2005
Series 10	49,800	-	49,800	-	0.50 (C$0.60)	January 16, 2005

	2,003,898	116,500	987,798	899,600

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

The following table provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method using the Black-Scholes option-pricing model had been applied in measuring compensation expense:

	For the three months ended		For the six months ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income (loss)
- as reported	$77,505	$22,140	$90,316	$(36,168)
Deduct: Stock-based
employee compensation
expense determined
under the fair value-
based method
for all awards	(45,001)	(50,665)	(98,439)	(84,469)

Net income (loss)
- pro forma	$32,504	$(28,525)	$(8,123)	$(120,637)

Basic and diluted loss per share
As reported	$0.00	$(0.00)	$0.00	$(0.00)
Pro forma	0.00	(0.00)	(0.00)	(0.00)

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

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

	For the three months		For the six months
	ended, June 30		ended June 30
	2005	2004	2005	2004

Dividend yield	0%	0%	0%	0%
Weighted average expected life (years)	3.59	3.43	3.59	3.42
Risk-free interest rate	2.83%	4.01%	2.83%	3.52%
Expected volatility	58%	67%	58%	73%

4. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Financial Software
and Content Systems	$722,640	$468,685	$1,328,406	$942,681
Advertising Services	755,297	716,269	1,606,206	1,288,505

	$1,477,937	$1,184,954	$2,934,612	$2,231,185

Effective January 1, 2005, the Company renamed the former segment, Public Company Disclosure and Awareness Products division, as Advertising Services. In addition, it re-classed the revenue from certain products, which were historically categorized as Advertising Services, formerly Public Company Disclosure and Awareness Products to Financial Software and Content Systems. The amount re-classified from Advertising Services to Financial Software and Content Systems for the six months ended June 30, 2005 was $198,124. The reclassification for the comparative period in 2004 was $173,487.

Previously reported revenue was:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2004	2004

Financial Software
and Content Systems	$381,660	$769,194
Public Company Disclosure
and Awareness Products	803,294	1,461,991

	$1,184,954	$2,231,185

As a result of this change, the segment Financial Software and Content Systems, has an increase in revenue of 23% for Q2 2004 and Advertising Services, decreases by 12% for Q2 2004.

During the six months ended June 30, 2005 and 2004, the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue. Two customers constituted account receivables greater than 10% of total accounts receivable at June 30, 2005 as compared with no customers in the same period in 2004.

In the normal course of business, the Company entered into a non-monetary transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company's Web sites. This contract expired on March 27,2005 and was not renewed. The non-monetary transaction resulted in revenue of $13,695 for the six months ended June 30, 2005 [2004 - $24,659] with a corresponding expense included in cost of revenues in each period. The non-monetary pricing was at fair market prices based on equivalent services paid for in cash during the same period.

5. COMMITMENTS AND CONTINGENCIES

The Company is currently involved in litigation with a customer to collect amounts owing pursuant to a contract entered into in September 2000. The defendant provided a $100,000 deposit and contracted the Company to provide certain advertising services. The Company delivered the requested services throughout October and November 2000; however, the defendant defaulted on all additional payments. The Company is suing the defendant for the $351,800 balance owing, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the $100,000 deposit. No court date has been set at this time. Although management currently believes the outcome of the litigation will be in the Company's favor, they have not elected to aggressively pursue the litigation at this time. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations in the period the litigation is resolved.

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

6. ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which the Company may be required to indemnify clients for liabilities relating to data transmission and dissemination; and (ii) certain agreements with the Company's officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company.

The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2005.

7. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 153, Exchange of Non-monetary Assets, an amendment of APB No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153, on a prospective basis, for non-monetary exchanges beginning after June 15, 2005. We have not yet determined if SFAS 153 will have an impact on our results of operations or financial position.

On December 16, 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as was permitted under SFAS 123, is no longer an alternative.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's statement of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings (loss) per share in Note 3 to these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS - SIX MONTH PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Our services can be categorized into two areas: (i) Financial Software and Content Systems and (ii) Advertising Services. There are basic commonalities between the two segments. All of our services relate to the financial markets and all of our services are currently delivered over the Internet.

Much of our sales are driven by popular interest in the stock markets. Our Financial Software and Content Systems business is driven by the demand for market information by our clients' customers. Our Advertising Services are in greater demand when there is greater overall demand for online advertising across all industries. Our audience levels on our StockHouse Web site are closely correlated with the popularity of the stock market. We believe that greater audience levels on StockHouse will translate into larger advertising revenues for us over the long term.

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

The net income (loss) for three months ended June 30, 2005 and June 30, 2004 was $77,505 and $22,140 respectively. As noted elsewhere in this Management Discussion and Analysis, the net income for six months ended

June 30, 2005 was $90,316 an improvement over the loss of $36,168 from six months ended June 30, 2004 due to increased revenue at a higher rate than increased expenses and overall sales growth.
Revenue and Gross Profits

Revenue Summary (in thousands)
	2005	2004	Change ($)	Change (%)

For the 3 months ended June 30
Total revenues	$1,478	$1,185	$293	+25%
Breakdown of major categories:
Financial Software and Content	723	469	254	+54%
Advertising Services	755	716	39	+5%

For the 6 months ended June 30
Total revenues	$2,935	$2,231	$704	+32
Breakdown of major categories:
Financial Software and Content	1,329	943	386	+41%
Advertising Services	1,606	1,288	318	+25%

Financial Software and Content Systems (FSCS) revenue has grown by when comparing the six months ended June 30, 2005 and 2004 respectively. The growth is attributable to a growing number of monthly agreements, renewals of existing agreements, and the expansion of our services to existing clients. Existing clients have been adding new and existing products to their websites.

Our Advertising Services revenue includes general advertising on StockHouse and our specialty advertising products such as our investor relations and marketing packages. The growth between the six months ended June 30, 2005 and 2004 is due in part to increased market size for online advertising in general. It is also the result of a greater demand among companies for targeted advertising. These products target specific investors in order to maximize client exposure to potential investors. We have developed a certain level of access to the investment community through our StockHouse Web site. Our access and StockHouse brand name give us the ability to provide a range of advertising services for companies. This exposure is highly valued, and is normally sold as a comprehensive monthly program that gives the client sustained and multi-faceted exposure to potential investors.

Cost of Revenues and Gross Profit Summary
	2005	2004	Change ($)	Change (%)

For the 3 months ended June 30
Total cost of revenues	$294,069	$217,185	$76,884	+35.4%
Gross profit	1,183,868	967,769	216,099	+22.3%
Gross margin	80%	82%		-2%

For the 6 months ended June 30
Total cost of revenues	$565,052	$420,582	$144,470	+34.4%
Gross profit	2,369,560	1,810,603	558,957	+30.9%
Gross margin	81%	81%		0%

Our cost of revenues consists of bandwidth, data feeds, and other direct product costs. Bandwidth costs are correlated with changes in our StockHouse and Financial Software and Content Systems traffic, both of which have increased from the six months ended June 30, 2004 to the six months ended June 30, 2005. We have incurred a number of incremental increases in our data feed costs as we have procured higher quality data from our vendors over the past twelve months, which account for part of the 34.4% increase in cost of revenues for the six months ended June, 2005, compared to the same six months of fiscal 2004. We anticipate that in the future, prices may increase as we provide better quality data from our vendors. Overall, the increases in cost of revenue have not had an effect on gross margin as evidenced by our gross margin percentage which has stayed the same for the six month periods ended June 30, 2005 and 2004 respectively. The gross margin has decreased by 2% for the three months ended June 30,2005 compared to the same period last year. This is primarily due to the fact that increases in the cost of bandwidth immediately affect the gross margin, whereas revenue recognition for new clients using this bandwidth may not begin immediately.
Operating Expenses

Operating Expense Summary
	2005	2004	Change ($)	Change (%)

For the 3 months ended June 30
Total operating expenses	$1,106,038	$950,159	$155,879	+16.4%
Breakdown:
Sales and marketing	369,010	410,932	(41,922)	-10.2%
General and administrative	737,028	539,227	197,801	36.7%

For the 6 months ended June 30
Total operating expenses	$2,282,715	$1,855,509	$427,206	+23.0%
Breakdown:
Sales and marketing	782,286	727,690	54,596	+7.5%
General and administrative	1,500,429	1,127,819	372,610	+33.0%

Sales and marketing expenses decreased by 10.2% for the three months ended June, 2005 and increased 7.5% for the six months ended June 30, 2005 when compared with the same periods in 2004. The decrease in sales and marketing expenses for the comparative three months ended June 30, is due to reduced marketing activities in Q2 2005. The increases for the six months ended June 30, 2005 are due primarily to an increase in the number of sales staff between 2004 and 2005. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year, and we believe this will result in an increase in revenue over the long term. In addition, we experienced increased commissions expense due to increased sales year over year.

General and administrative expense increased by 36.7% and 33.0% for the three and six months ended June 30, 2005 compared to the same periods in 2004. This increase is due mainly to overall expansion and increased staff due to an increase in our support infrastructure. The company anticipates that general and administrative expense will increase in the future as the company becomes SOX 404 compliant.

Other Income (Expense)

Interest and Other Income (Expense) Summary
	2005	2004

For the 3 months ended June 30
Total interest and other income (expenses)	$(325)	$4,530
Breakdown:
Interest income	6,594	5,487
Cash interest expense	(2,000)	(327)
Other income (expense)	(4,919)	(630)

For the 6 months ended June 30
Total interest and other income (expenses)	$3,471	$8,738
Breakdown:
Interest income	10,428	10,358
Cash interest expense	(2,038)	91,623)
Other income (expense)	(4,919)	3

Net Income

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2005 we had cash and cash equivalents of $2,198,039 an increase of $361,027 from December 31, 2004. Our cash from (used in) operations for the past 4 quarters is as follows:

Q3 2004	260K
Q4 2004	212K
Q1 2005	202K
Q2 2005	256K

Our working capital at June 30, 2005 was $1,587,784. 1

We have purchased $165,005 of computer equipment during the first six months of 2005.

The company entered into a three-year contract to purchase computer equipment, primarily servers. This creates a capital lease obligation of $92,561.43, $30,308.05 of which is due within the next 12 months. As certain of these capital leases, as well as certain other current liabilities are denominated in Canadian dollars, fluctuations in exchange rates with the United States can have an effect on the USD equivalent liabilities.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2005 and at June 30,2004

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at June 30, 2005.

___________________
1 Working Capital is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similar measures disclosed by other issuers. This measure does not have a comparable GAAP measure. Working Capital is defined as current assets less current liabilities.

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

Revenue

Financial Software and Content Systems services consist of managing, licensing, and delivering financial market information. Examples of financial market information are real time stock quotes, stock charts, public company profiles, investment information and technical stock analysis. We use formal service agreements, which are typically for 24-month terms. Under the service agreements we normally charge our clients a set up fee, a fixed monthly fee, and additional fees for usage beyond the threshold specified in the agreement. Usage usually refers to Web site page views by the client's end users. Revenue from set up fees and fixed monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the agreement term.

All Financial Software and Content Systems services are delivered via the Internet from our Web servers to the clients' Web sites on a continuous real time basis. Revenue is earned starting on the day the service is delivered to the customer. We monitor usage from the day the service is activated and record any usage-based revenue on a monthly basis as it occurs. Many agreements contain service level agreements, which specify minimum service standards and remedies, such as billing reductions, for deficiency of service. In cases where a billing adjustment occurs due to a service level deficiency, we reverse the applicable revenue in the month where the deficiency occurred.

Investor relations Web page tools, sold under the name IntegrateIR, are delivered to the client's investor relations page of their Web site via an Internet data feed, in real time and on a continuous basis for an agreed period of time, normally 12 months. Revenue is recognized evenly, according to the agreed fixed rate, on a monthly basis once the IntegrateIR data feed has been activated. Setup fees, if any, are recognized ratably over the initial term of the agreement, on a monthly basis.

Advertising Services consist of investor relations Web page tools, client advertising on our investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services. These services are sold either individually or bundled together into comprehensive programs. In periods prior to January 31,2005, the company's IntergateIR product was part of the Advertising Services segment. This year the IntegrateIR product has been classified as part of the Financial Software and Content Systems segment.

Client advertising on our investment-oriented Web sites consists of continuous or rotating client profiles on various specialized Web pages within StockHouse.com, Smallcapcenter.com and Investormarketplace.com. Delivery of these profiles is based either on a certain number of days appearing on the Web pages or a certain quantity of page views, profile views or click-throughs, depending on the agreement. A page view is a single instance of an Internet user viewing the page which contains the client's name and/or logo. A profile view is a single instance of an Internet user clicking on the client's profile link. A click-through is a single instance of an Internet user clicking on the client's profile and being redirected to the client's Web site. Revenue is recognized on such client profile programs based on delivery, and delivery is organized and measured to equal the agreed monthly fee in each month the client is profiled on the Web pages.

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

We have been named as a defendant in a lawsuit in Saskatchewan Court of Queen's Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs have brought the action seeking damages for defamation in the amount of C$100,000 plus pre-judgment interest. The alleged defamation was caused by certain members of our Bull Boards investment discussion forum on www.stockhouse.com/ca. We have responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. We expect to be released from this litigation without incurring significant expense.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Our management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Because of inherent limitations on any systems of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within a Company may be detected.

(b) Changes in internal controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

We have been named as a defendant in a lawsuit in Saskatchewan Court of Queen's Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs have brought the action seeking damages for defamation in the amount of C$100,000 plus pre-judgment interest. The alleged defamation was caused by certain members of our Bull Boards investment discussion forum on www.stockhouse.com/ca. We have responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. We expect to be released from this litigation without incurring significant expense.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the period covered by this report. There were no changes to any class of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 11, 2005, the Company held its annual general meeting in Vancouver, British Columbia.

(b) The existing board of directors was re-elected in its entirety.

(c) Votes were also cast to authorize the Board of Directors to amend the Employee Stock Option Plan from a minimum vesting period of two years to a minimum of one year.

Votes were cast as set out in the table below.
	For	Against	Withheld
Election of Directors
Marcus New	16,802,698	0	1,270,793
Leslie Landes	16,801,698	0	1,271,793
Lee deBoer	18,021,098	0	52,393
David Caddey	18,021,698	0	51,793
Jeff Berwick	16,801,698	0	1,271,793
Patrick Spain	18,021,648	0	51,843
Board authority for Employee Stock
Option Plan amendment	3,098,622	1,472,612	11,518

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

1.	Reports on Form 8-K (incorporated by reference only):
May 20,2005 - Normal Course Issuer Bid was filed announcing the possible buyback of up to 1,600,000 shares between the period of May 25, 2005 to May 25, 2006.
June 6, 2005 - Mr. David Gillard resigned as our Chief Financial Officer.
31.	302 Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Marcus New. *
32.	906 Certification
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Marcus New. *
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)
Date: August 9th, 2005	By: /s/ Marcus New
Marcus New, Chief Executive Officer and Chief Financial Officer