Form 10QSB
period 2005-09-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2005-11-14
CIK 1054097

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

☐ Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,8325,296

Transitional Small Business Disclosure Format (check one): Yes: ___ No: _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Stockgroup Information Systems Inc.

FORM 10-QSB

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED - Expressed in U.S. Dollars)

	September 30,	December 31,
	2005	2004 (1)

ASSETS
CURRENT
Cash and cash equivalents	$2,327,321	$1,837,012
Marketable securities	7,642	7,361
Accounts receivable [net of allowances for doubtful
accounts of $89,621;
December 31, 2004 $45,016]	582,495	595,848
Prepaid expenses	78,861	114,426

TOTAL CURRENT ASSETS	$2,996,319	$2,554,647
Property and equipment, net	$247,295	$287,073

	$3,243,614	$2,841,720

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities	$660,753	$319,846
Accrued payroll liabilities	174,157	104,230
Deferred revenue	809,608	804,061
Capital lease obligation	33,298	-
Income tax payable	22,495	-

TOTAL CURRENT LIABILITIES	$1,700,311	$1,228,137
Capital lease obligation	58,110	-

TOTAL LIABILITIES	1,758,421	1,228,137

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS' EQUITY (note 2)
Common Stock, No Par Value
Authorized shares – 75,000,000
Issued and outstanding shares - 33,825,296 at
September 30, 2005 [33,931,221 - December 31, 2004]	$13,482,844	$13,568,499
Additional paid-in capital	3,173,886	3,099,314
Accumulated deficit	(15,171,537)	(15,054,230)

TOTAL SHAREHOLDERS' EQUITY	$1,485,193	$1,613,583

	$3,243,614	$2,841,720
(1)	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED - Expressed in U.S. Dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

REVENUE
Revenues (note 4)	$1,369,103	$1,226,986	$4,303,715	$3,458,171
Cost of revenues	482,639	237,954	1,047,691	658,536

Gross profit	$886,464	$989,032	$3,256,024	$2,799,635

EXPENSES
Sales and marketing	$510,144	$372,815	$1,292,430	$1,100,505
General and administrative	573,171	610,911	2,073,600	1,738,730

	$1,083,315	$983,726	$3,366,030	$2,839,235

INCOME(LOSS) FROM OPERATIONS	$(196,851)	$5,306	$(110,006)	$(39,600)

Interest income	10,621	4,581	21,049	14,939
Interest expense	(2,625)	(37)	(4,663)	(1,660)
Other income (expense)	3,727	1,599	(1,192)	1,602

INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) BEFORE INCOME TAX	$(185,128)	$11,449	$(94,812)	$(24,719)

PROVISIONS FOR INCOME TAXES
Current	22,495	-	22,495	-

NET INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)	$(207,623)	$11,449	$(117,307)	$(24,719)

BASIC AND DILUTED INCOME
(LOSS) PER SHARE	$(0.01)	$0.00	$0.00	$0.00

Fully diluted weighted average shares
outstanding for the period	34,764,042	34,643,763	34,951,150	34,064,667

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - Expressed in U.S. Dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$(207,623)	$11,449	$(117,307)	$(24,719)
Add (deduct) non-cash items
Amortization	24,231	109,897	246,418	295,018
Bad debt expense (recovery)	(6,522)	(4,145)	(33,232)	31,718
Stock-based compensation		-	45,806	-
	$(189,914)	$117,201	$141,685	$302,017
Net changes in non-cash
working capital
Marketable securities	(4,220)	(25,231)	(281)	(49,698)
Accounts receivable	(41,211)	124	46,585	(158,149)
Prepaid expenses	(456)	33,428	35,565	(32,021)
Accounts payable and
accrued liabilities	233,765	39,651	340,907	50,714
Accrued payroll liabilities	53,315	7,364	69,927	(15,990)
Income tax payable	22,495	-	22,495	-
Deferred revenue	131,057	87,955	5,547	186,072

CASH PROVIDED BY (USED IN)
OPERATIONS	$204,831	$260,492	$662,430	$282,945

INVESTING ACTIVITIES
Property and equipment (net)	$(48,421)	$(41,742)	$(119,062)	$(78,954)

CASH USED IN INVESTING	$(48,421)	$(41,742)	$(119,062)	$(78,954)

FINANCING ACTIVITIES
Repurchase of common stock	$(34,414)	$-	$(118,017)	$-
Proceeds on exercise of warrants	7,286	-	41,920	-
Proceeds on exercise of
stock options	-	-	23,038	58,875
Repayment of capital lease
obligation	-	-		(38,920)

CASH PROVIDED BY
(USED IN) FINANCING	$(27,128)	$	$(53,059)	$19,955

INCREASE IN CASH
AND CASH EQUIVALENTS	$129,282	$218,750	$490,309	$223,946
Cash and cash equivalents,
beginning of period	2,198,039	1,405,391	1,837,012	1,400,195

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,327,321	$1,624,141	$2,327,321	$1,624,141

The Accompanying Notes Are An Integral Part

Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Stockgroup Information Systems Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2005

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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these financial statements. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

2. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Issues of common shares for the nine-month period ended September 30, 2005 are summarized as follows:

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

Between the dates of June 27, 2005 and June 30, 2005, 267,000 common shares were repurchased by the company. These were purchased between the prices of C$0.36($0.29US) and C$0.40($0.32US), for gross costs of C$104,504 ($83,603US).

On June 14, 2005, 3,500 common shares were issued to an Agent pursuant to an exercise of Warrants at C$0.37 ($0.30US), for gross proceeds of C$1,295 ($1,036US).

On July 8, 2005, 25,000 common shares were issued to an Agent pursuant to an exercise of warrants at $0.25US, for gross proceeds of $6,250.

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Between the dates of August 16, 2005 and September 2, 2005, 110,050 common shares were repurchased by the company. These were purchased at the price of C$0.38($0.304US), for gross costs of C$41,819 ($34,414US).

On February 21, 2005, the Company entered into a non-monetary transaction with a third party, in which it obtained investor relation services in exchange for 400,000 stock options.  The options vest evenly over one year and expire on February 21, 2008.  The fair value of the options was calculated using Black-Scholes model and $41,976 has been expensed to date.   This relationship was mutually terminated on September 24, 2005. The investor relations firm has the option to exercise their vested options for 100,000 shares at an exercise price of C$0.44 per share ($0.37US).

Stock Options

The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,186,975 common shares for issuance. Activity under the Plans is set forth below.

		Options Outstanding
				Weighted
	Shares			Average
	Available	Number of	Price Per	Exercise
	For Grant	Shares	Share	Price
	#	#	$	$

Balance at December 31, 2004	1,622,500	3,598,100	$0.12 - $0.59	$0.25
Options granted	(990,000)	990,000	$0.29 - $0.53	$0.38
Options exercised	-	(126,125)	$0.15 - $0.29	$0.18
Options forfeited	174,375	(174,375)	$0.29 - $0.39	$0.31

Balance at September 30, 2005	806,875	4,287,600	$0.12 - $0.59	$0.27

The Company discontinued the granting of options under the 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Options outstanding under these Plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants. Stock options forfeited under the 2003 Plan are available for future grants.

Warrants

As at September 30, 2005, common stock issuable pursuant to warrants outstanding is as follows:

	Outstanding			Outstanding	Exercise	Expiry
	At December	Exercised	Forfeited	At September	Price	Date
	31, 2004 #	#	#	30, 2005 #	$

Series 1	281,818	-	281,818	-	3.00	March 31, 2005
Series 3A	500,000	25,000	475,000	-	0.25	July 31, 2005
Series 3B	300,000	-	300,000	-	0.50	July 31, 2005
Series 8	498,000	-	498,000	-	0.50 (C$0.60)	January 16, 2005
Series 9	374,280	120,000	254,280	-	0.31 (C$0.37)	June 4, 2005
						and July 16, 2005
Series 10	49,800	-	49,800	-	0.50 (C$0.60)	January 16, 2005

	2,003,898	145,000	1,858,898	-

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

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

The following table provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method using the Black-Scholes option-pricing model had been applied in measuring compensation expense:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income (loss)
- as reported	$(207,623)	$11,449	$(117,307)	$(24,719)
Deduct: Stock-based
employee compensation
expense determined
under the fair value-
based method
for all awards	(35,036)	(51,989)	(133,150)	(136,458)

Net income (loss)
- pro forma	$(242,659)	$(40,540)	$(250,457)	$(161,177)

Basic and diluted loss per share
As reported	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Pro forma	(0.01)	(0.00)	(0.01)	(0.00)

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

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted are as follows:

	For the three months		For the nine months
	ended September 30		ended September 30
	2005	2004	2005	2004

Dividend yield	0%	0%	0%	0%
Weighted average expected life (years)	2.96	3.49	2.96	4.06

Risk-free interest rate	3.09%	3.88%	3.32%	4.30%
Expected volatility	51%	121%	51%	121%

4. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Financial Software
and Content Systems	$767,367	$510,682	$2,095,773	$1,418,665
Advertising Services	601,736	716,304	2,207,942	2,039,506

	$1,369,103	$1,226,986	$4,303,715	$3,458,171

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Effective January 1, 2005, the Company renamed the former segment, Public Company Disclosure and Awareness Products division, as Advertising Services. In addition, it re-classed the revenue from certain products, which were historically categorized as Advertising Services, formerly Public Company Disclosure and Awareness Products to Financial Software and Content Systems. The amount re-classified from Advertising Services to Financial Software and Content Systems for the nine months ended September 30, 2005 was $298,543. The reclassification for the comparative period in 2004 was $218,327.

Previously reported revenue was:

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2004	2004

Financial Software
and Content Systems	$431,145	$1,200,338
Public Company Disclosure
and Awareness Products	795,841	2,257,833

	$1,226,986	$3,458,171

As a result of this change, the segment Financial Software and Content Systems, has an increase in revenue of 15.6% for Q3 2004 and Advertising Services, decreases by 11.1% for Q3 2004.

During the nine months ended September 30, 2005 and 2004, the Company had no customers from whom revenue received by the Company represented greater than 10% of total revenue. Two customers constituted account receivables greater than 10% of total accounts receivable at September 30, 2005 as compared with no customers in the same period in 2004.

In the normal course of business, the Company entered into a non-monetary transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company’s Web sites. This contract expired on March 27, 2005 and was not renewed. The non-monetary transaction resulted in revenue of $13,695 for the nine months ended September 30, 2005 with a corresponding expense included in cost of revenues in each period. The non-monetary pricing was at fair market prices based on equivalent services paid for in cash during the same period.

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

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2005.

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

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

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

RESULTS OF OPERATIONS – NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

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

The net income (loss) for three months ended September 30, 2005 and 2004 was $(207,623) and $11,449 respectively. As noted elsewhere in this Management Discussion and Analysis, the net loss for nine months ended September 30, 2005 was $(117,307) an increase compared to a loss of $(24,719) from nine months ended September 30, 2004. This has been primarily due to an increase in data feed liabilities that have arisen as a result of clarifications of the terms of certain data feed agreements with vendors during this quarter.

Revenue and Gross Profits
Revenue Summary (in thousands)
	2005	2004	Change ($)	Change (%)

For the 3 months ended September 30
Total revenues	$1,369	$1,227	$142	+ 11.6%
Breakdown of major categories:
Financial Software and Content	767	511	256	+ 50.0%
Advertising Services	602	716	(114)	(15.9)%

For the 9 months ended September 30
Total revenues	$4,304	$3,458	$846	+24.5%
Breakdown of major categories:
Financial Software and Content	2,096	1,419	677	+47.7%
Advertising Services	2,208	2,040	168	+ 8.2%

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Financial Software and Content Systems (FSCS) revenue has grown by 47.7% when comparing the nine months ended September 30, 2005 and 2004 respectively. The growth is attributable to a growing number of monthly agreements, renewals of existing agreements, and the expansion of our services to existing clients. Existing clients have been adding new and current products to their websites. We have also been expanding our sales force in Canada and New York which is now showing positive sales results.

Our Advertising Services revenue includes general advertising on StockHouse and our specialty advertising products such as our investor relations and marketing packages. The increase of 8.2% between the nine months ended September 30, 2005 and 2004 is due in part to an increased number of clients purchasing specialty advertising products such as our investor relations and marketing packages throughout the year. The decrease of 15.9% for Q3 is due to a cancellation of one large advertising client which we had in 2004. Investor relations activities which is part of the Adverting segment has grown due to a greater demand among companies for targeted advertising. These products target specific investors in order to maximize client exposure to potential investors. We have developed a certain level of access to the investment community through our StockHouse Web site. Our access and StockHouse brand name give us the ability to provide a range of advertising services for companies. This exposure is highly valued, and is normally sold as a comprehensive monthly program that gives the client sustained and multi-faceted exposure to potential investors.

Cost of Revenues and Gross Profit Summary
	2005	2004	Change ($)	Change (%)

For the 3 months ended September 30
Total cost of revenues	$ 483	$238	$245	+ 102.9%
Gross profit	886	989	(103)	(10.4)%
Gross margin	65%	81%	(16)	(19.8)%

For the 9 months ended September 30
Total cost of revenues	$1,048	$ 659	$389	+ 59.0%
Gross profit	3,256	2,800	456	+ 16.3%
Gross margin	76%	81%	(5)%	(6.2)%

Our cost of revenues consists of bandwidth, data feeds, and other direct product costs. Bandwidth costs are correlated with changes in our StockHouse and Financial Software and Content Systems traffic, both of which have increased from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

Data feed providers, including vendors, exchanges and indices, have in the last year seen the increased value of their content. These providers want to capture this value and are requiring that the purchasers of this content track the dissemination of the proprietary data and remit a user fee. Technological advances, improved systems and clearer interpretation by the vendors is allowing the company to estimate the increased cost for purchasing and disseminating data. For future periods we anticipate an increase in direct costs of approximately 10% to 15% of which a portion may be recoverable from clients. Recovery of data fees will be reported as revenue.

During this quarter, the company clarified the terms of certain data feed agreements, and as a result, estimated additional fees of $116,000 to be recognized. In addition, the company continues to renegotiate contracts with data feed vendors, and it may be possible that additional amounts will have to be accrued. Management has been diligent to develop the systems to track the use of information upon being notified by the vendors of their interpretations and expectations. Of the settlement fees to be paid $3,950 will be recovered from clients.

Operating Expenses
Operating Expense Summary
	2005	2004	Change ($)	Change (%)

For the 3 months ended September 30
Total operating expenses	$1,083	$984	$99	+ 10.1%
Breakdown:
Sales and marketing	510	373	137	+ 36.7%
General and administrative	573	611	(38)	(6.2)%

For the 9 months ended September 30
Total operating expenses	$3,366	$2,839	$527	+ 18.6%
Breakdown:
Sales and marketing	1,292	1,101	191	+ 17.3%
General and administrative	2,074	1,739	335	+ 19.3%

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Sales and marketing expenses increased by 36.72% for the three months ended September 30, 2005 and increased 17.3% for the nine months ended September 30, 2005 when compared with the same periods in 2004. The increase in sales and marketing expenses for the comparative three months ended September 30 is due to increased marketing activities and increased travel expenses in Q3 2005. The increases for the nine months ended September 30, 2005 are due primarily to an increase in the number of sales staff between 2004 and 2005. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year, and we believe this will result in an increase in revenue over the long term. In addition, we experienced increased commissions expense due to increased sales year over year.

General and administrative expense decreased by 6.2% and increased 19.3% for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The decrease in the current quarter is due to the decrease in amortization of the Stockhouse assets. The asset became fully amortized at the beginning of the quarter. The year to date increase is due mainly to overall expansion and increased staff due to an increase in our support infrastructure. The company anticipates that general and administrative expense will increase in the future, as the company prepares for internal control reporting requirements of section 404 of the Sarbanes Oxley Act.

At the end of August, the company cancelled the investor relations contract entered into in February. The investor relations firm had at that time 100,000 vested options with an exercise price of $0.42 CAD which had to be exercised by October 24, 2005. These were not exercised by October 24, 2005 and have now expired.

Other Income (Expense)
Interest and Other Income (Expense) Summary
	2005	2004

For the 3 months ended September 30
Total interest and other income (expenses)	$11,722	$6,143
Breakdown:
Interest income	10,621	4,581
Cash interest expense	(2,626)	(37)
Other income (expense)	3,727	1,599

For the 9 months ended September 30
Total interest and other income (expenses)	$15,194	$14,881
Breakdown:
Interest income	21,049	14,939
Cash interest expense	(4,663)	(1,660)
Other income (expense)	(1,192)	1,602

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2005 we had cash and cash equivalents of $2,327,321, an increase of $490,309 from December 31, 2004. Our cash from (used in) operations for the past 4 quarters is as follows:

Q4 2004	212K
Q1 2005	202K
Q2 2005	256K
Q3 2005	205K

Our working capital at September 30, 2005 was $1,296,008.

_________________________

 Working Capital is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similar measures disclosed by other issuers. This measure does not have a comparable GAAP measure. Working

Capital is defined as current assets less current liabilities.

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

We have purchased $131,452 of computer equipment during the first nine months of 2005.

During 2005 the company entered into a three-year contract to lease computer equipment, being primarily network servers. This has created a capital lease obligation of $91,408 at September 30, 2005; $33,298 of which is due within the next 12 months. As certain of these capital leases, as well as certain other current liabilities are denominated in Canadian dollars, fluctuations in exchange rates with the United States can have an effect on the USD equivalent liabilities. At September 30, 2005, the Company estimates that a Canadian $0.01 increase in the exchange rate of the Canadian dollar relative to the U.S. dollar would have an approximate negative impact of $3,013 on earnings before income tax for the quarter and $9,043 for the nine months ended September 30, 2005.

Our cash balance is expected to provide enough liquidity to help us through the next twelve months of our growth, including acquisition of computer hardware upgrades. There is a risk that our current cash balance will not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues. You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. There can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements.

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

We regularly enter into service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances. The terms of such obligations vary and generally, a maximum obligation is not explicitly stated as such the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of September 30, 2005 and at September 30, 2004

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at September 30, 2005.

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

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

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

Advertising Services consist of investor relations Web page tools, client advertising on our investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services. These services are sold either individually or bundled together into comprehensive programs. In periods prior to January 31, 2005, the company’s IntergateIR product was part of the Advertising Services segment. This year the IntegrateIR product has been classified as part of the Financial Software and Content Systems segment.

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

Cost of Revenues

Cost of revenues is recorded if the cost relates directly to the services we sell or to our revenue-generating Web sites such as StockHouse, Smallcapcenter, and InvestorMarketPlace. Cost of revenues consists of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor. Data feeds are a key component of many of our Financial Software and Content Systems services, as well as a key input into our revenue-generating Web sites. Bandwidth is consumed by our revenue-generating Web sites, by our Financial Software and Content Systems services, by our IntegrateIR service, and by our e-mail mailing services. Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients. Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized. Other than the cost discovered in this quarter and mention in the MD&A, all other costs of revenues are recognized in the period incurred. We foresee higher data feed cost of 10% going forward and believe that it will not significantly affect the company in future periods.

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

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

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

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

(b)	Changes in internal controls.

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

In addition, the Company is subject to various other legal matters in the ordinary course of business. It is not possible at this time to predict with any certainty the outcome of such litigation. Management believes that the ultimate resolution of these matters would not have a material effect on the Company’s financial position or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the period covered by this report. There were no changes to any class of our securities.

Item 3. Submission of Matters to a Vote of Security Holders

(a)	On May 11, 2005, the Company held its annual general meeting in Vancouver, British Columbia.
(b)	The existing board of directors was re-elected in its entirety.
(c)	Votes were also cast to authorize the Board of Directors to amend the Employee Stock Option Plan from a minimum vesting period of two years to a minimum of one year.

Votes were cast as set out in the table below.

	For	Against	Withheld
Election of Directors
Marcus New	16,802,698	0	1,270,793
Leslie Landes	16,801,698	0	1,271,793
Lee deBoer	18,021,098	0	52,393
David Caddey	18,021,698	0	51,793
Jeff Berwick	16,801,698	0	1,271,793
Patrick Spain	18,021,648	0	51,843
Board authority for Employee Stock Option Plan Amendment	3,098,622	1,472,612	11,518

Stockgroup Information Systems Inc.	Form 10-QSB September 30, 2005

Item 4. Exhibits and Reports on Form 8-K

1. Reports on Form 8-K (incorporated by reference only)

May 20, 2005 - Normal Course Issuer Bid was filed announcing the possible buyback of up to 1,600,000 shares between the period of May 25, 2005 to May 25, 2006.

June 6, 2005 - Mr. David Gillard resigned as our Chief Financial Officer.

July 15, 2005 – Ms. Elisabeth DeMarse appointed to Board of Directors to be effective July 5, 2005

July 19, 2005 – Mr. Doug Keast hired as Executive Vice President and Chief Financial Officer to be effective August 2, 2005

31.	302 Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Marcus New. *
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Doug Keast. *
32.	906 Certification
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Marcus New. *
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.

(Registrant)

Date: November 14th, 2005	By: /s/ Marcus New
---------------------------------------------
Marcus New, Chief Executive Officer

By: /s/ Doug Keast

---------------------------------------------
Doug Keast, Chief Financial Officer

Page 18 of 18