Form 10KSB
period 2005-12-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2006-03-20
CIK 1054097

Form 10-KSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ...................to..................

Commission file number: 0-23687

STOCKGROUP INFORMATION SYSTEMS INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1379282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

SUITE 500 - 750 W PENDER STREET
VANCOUVER BRITISH COLUMBIA CANADA V6C 2T7	A2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 331-0995

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [	]

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [	] No ☒

State issuer's revenues for its most recent fiscal year: 6,099,528

The aggregate market value of common equity held by non-affiliates of the registrant as of March 14, 2006 was approximately $10,850,000 million.

The number of shares outstanding of the registrant’s common equity, as of March 14, 2006 was [33,906,806].

Documents incorporated by reference: none

Transitional Small Business Disclosure Format (check one):Yes []; No ☒

STOCKGROUP INFORMATION SYSTEMS INC.

FORM 10-KSB

For The Fiscal Year Ended December 31, 2005

As used in this annual report, the terms “we”, “us” and “our” mean Stockgroup Information Systems Inc. and our subsidiaries, unless otherwise indicated.

PART I

Item 1. Description of Business

GENERAL

Stockgroup is a financial media and technology company. We license financial market data, content and software applications/tools, which our customers use on their Web sites. We also operate StockHouse.com and StockHouse.ca and generate advertising revenue therefrom. All of our services are delivered via the Internet.

PRODUCTS AND SERVICES

We have experience and understanding of Internet-based financial technology and media. Using a common technology infrastructure, we have developed two main revenue sources: (i) Financial Software and Content Systems and (ii) Advertising Services.

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

Many of the financial applications are data-feed driven. We either feed data from our own aggregated databases or from third parties. The advantage of using the Stockgroup system is that the customer is able to receive data and information from a variety of different feeds all from point of contact and at a fraction of the cost of purchasing all feeds individually. We also add value by customizing, filtering and sorting data in the configuration the customer wants and bundling this with our more than 30 financial Web based software applications. We are able to use our economies of scale and automation to give a service that is efficiently delivered and customized, and at a substantial cost savings to having the customer build and manage it internally.

Examples of some of the providers of third-party data feeds we use include Comstock, Zacks, Lipper, Comtex, The Canadian Press and The Associated Press.

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

The following are just a few of our over 30 Financial Software and Content Systems services:

•	Real-time stock quotes on major U.S. and CAD. exchanges;
•	North American 20-minute delayed stock quotes and indices;
•	Stock portfolio management, live portfolio updates and wireless portfolio updates;
•	Most active stock updates;
•	Stock watch lists;
•	Stock Streaming
•	Company fundamentals, regulatory filings;
•	Daily stock market winners/losers, most actives;
•	Company profiles, stock screening (investment data) and technical stock analysis; and
•	Employee stock option calculations.

The Financial Software and Content Systems applications are delivered to customers in four different formats:

•	On a hosted basis where the content and private-labeled interface is hosted by Stockgroup and streamed to the customers’ Internet or Intranet site;
•	Through the customers’ servers which use a proprietary interface to retrieve data from our servers;
•	Through a secured Internet channel to a client’s proprietary interface; or
•	Through different wireless devices and modes including handheld devices, pagers and portals which have been built and maintained by us.

Advertising Services

We provide online disclosure and advertising services to a wide range of companies, mainly through our StockHouse Web site and related sites. Our target advertising clients are advertising agencies, media buyers and smaller publicly traded companies who need a cost-effective method of creating awareness of their company in the investment community.

Our Advertising Services include the following:

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

EMPLOYEES

As of December 31, 2005, we employed 49 people on a full-time basis. None of our employees are subject to collective bargaining agreements. We believe relations with employees are good.

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

EQUIPMENT

We have made an investment in servers and computer equipment required for our Web sites, streaming of data and hosting services. During the year we had leased additional servers for the purpose of building redundant sites. We have dedicated staff assigned to maintenance and support of these operations.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements. We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov.

The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E., Washington DC 20459. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. We are an electronic filer. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The internet address of the site is http://www.sec.gov.

SUBSIDIARIES

We own 100% of the issued and outstanding voting common shares of 579818 B.C. Ltd., which is an intermediary holding company with no activity and which wholly owns Stockgroup Media Inc., a British Columbia corporation. Stockgroup Media Inc. is our Canadian operating company, and is the company where significantly all of our current and future planned operations reside. Stockgroup Media Inc. owns 50% of Stockscores Analytics Corp., a British Columbia corporation with limited activity at this time and no material impact on us. In addition, we wholly own Stockgroup Systems Ltd., a Nevada Corporation, which is our U.S. operating company, and Stockgroup Australia Pty Ltd, an Australia Corporation, which is our Australia operating company and Stockgroup Bahamas. Both Stockgroup Systems Ltd. and Stockgroup Australia Pty Ltd., Stockgroup.com (Bahamas) Ltd. have very limited operation, no salaried employees, and no material assets.

RESEARCH AND DEVELOPMENT

We do not conduct research. Our development activity during 2004 and 2005 has been mainly customer-driven.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the Internet and Internet commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors" and elsewhere in this report. The discussion of the financial condition and results of operations of the Company contained in this annual report on Form 10-KSB should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

Item 2. Description of Property

LEASEHOLD

Our corporate offices are composed of one floor of leased space located in the center of Vancouver’s business community. We also lease premises for a sales office in Toronto and New York, NY. Our facilities are fully used for current operations.

City	Monthly Payment	Lease Term	Expiry Date
Vancouver	US$16,389	8 years	March 2007
Toronto	US$3,746	4 years	September 2008
New York	US$2,800	1 years	September 2006

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

The following table sets forth high and low bid prices for our common stock on the OTC Bulletin Board for the quarterly periods ended March 31, 2004 through to December 31, 2005. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low	Volume
March 31, 2004	$0.325	$0.250	3,778,200
June 30, 2004	$0.330	$0.250	9,923,700
September 30, 2004	$0.340	$0.255	7,390,970
December 31, 2004	$0.370	$0.270	7,118,474
March 31, 2005	$0.380	$0.330	5,208,515
June 30, 2005	$0.360	$0.310	4,345,123
September 30, 2005	$0.350	$0.300	4,542,251
December 31, 2005	$0.350	$0.285	2,998,266

The following table sets forth high and low bid prices for our common stock on the TSX Venture Exchange for the eight quarterly periods ended December 31, 2005. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low	Volume

March 31, 2004	C$0.46 (US$0.35)	C$0.33 (US$0.25)	2,046,300
June 30, 2004	C$0.46 (US$0.34)	C$0.35 (US$0.26)	2,436,100
September 30, 2004	C$0.43 (US$0.33)	C$0.30 (US$0.23)	761,954
December 31, 2004	C$0.48 (US$0.39)	C$0.34 (US$0.28)	950,683
March 31, 2005	C$0.47 (US$0.39)	C$0.38 (US$0.31)	408,436
June 30, 2005	C$0.45 (US$0.37)	C$0.38 (US$0.31)	940,434
September 30, 2005	C$0.45 (US$0.39)	C$0.35 (US$0.30)	527,505
December 31, 2005	C$0.42 (US$0.36)	C$0.34 (US$0.28)	717,561

The closing price of our stock on the OTC Bulletin Board on March 14, 2006 was $0.32 and on the TSX Venture Exchange on March 14, 2006 was C$0.365.

Source: www.stockhouse.com

HOLDERS

On December 31, 2005, we had 115 holders of record, which does not include approximately 3,000 beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDENDS

We have not declared, and do not foresee declaring, any dividends now or into the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On June 2, 2004, under a Regulation S exemption, we issued 1,020,000 common shares valued at $290,700 to Stockhouse Media Corporation pursuant to a purchase of website assets.

All other issuances during the year were under our Stock Option Plan, which is registered on Form S-8.

Item 6. Management’s Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS – FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Our services can be categorized into two major segments: (i) Licensing of Financial Software and Content Systems and (ii) Advertising Services formerly known as Public Company Disclosure and Awareness Products and Advertising. There are basic commonalities between the two segments. All of our services relate to the financial markets and all of our services are currently delivered over the Internet.

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

Effective January 1, 2005, the Company renamed the former segment, Public Company Disclosure and Awareness Products division, as Advertising Services. In addition, it re-classed the revenue from certain products, which were historically categorized as Advertising Services, formerly Public Company Disclosure and Awareness Products, to Financial Software and Content Systems.

The amount re-classified from Advertising Services to Financial Software and Content Systems for the year ended December 31, 2005 was $407,636. The reclassification for the comparative period in 2004 was $361,945.

Revenue and Gross Profits

Revenue Summary
	2005	2004	Change ($)	Change (%)
For the year ended December 31
Total revenues	$6,099,528	$4,823,227	$1,276,301	26%

Breakdown of major categories:
Financial Software and Content Systems	2,982,027	2,055,242	926,785	45%

Advertising Services	3,117,501	2,767,985	349,516	13%

Previously reported revenue was:

2004

For the year ended December 31	$4,823,227
Total revenues	$1,693,297
Financial Software and Content Systems

Advertising Services formerly known as:
Public Company Disclosure and Awareness Products	$3,129,930

Financial Software and Content Systems (FSCS) revenue has grown by 45% when comparing the fiscal years ended December 31, 2005 and 2004. The growth is attributable to a growing number of monthly agreements with new clients, renewals of existing agreements, and the expansion of our services to existing clients.

Our Advertising Services revenue includes general advertising on StockHouse and our specialty advertising products. The 13% growth between the fiscal years ended December 31, 2005 and 2004 is due in part to increased market size for online advertising in general. It is also the result of a greater demand among companies for highly targeted advertising to the investment community, which has enabled us to extract greater returns for our advertising inventory over time. We have developed a certain level of access to the investment community through our StockHouse Web site. Our access and StockHouse brand name give us the ability to provide a range of advertising services for companies. This exposure is highly valued, and is normally sold as a comprehensive monthly program which gives clients sustained and multi-faceted exposure to potential investors.

Cost of Revenues and Gross Profit Summary

For the year ended December 31	2005	2004	Change ($)	Change (%)
Total revenue	$ 6,099,528	$ 4,823,227	$ 1,276,301	26%
Total cost of revenues	$ 1,459,319	$ 910,949	$ 548,370	60%
Gross profit	$ 4,640,209	$ 3,912,278	$ 727,931	19%
Gross margin %	75%	81%

Our cost of revenues consists of bandwidth, data feeds, exchange fees and other direct product costs. Bandwidth costs are correlated with changes in our StockHouse and Financial Software and Content Systems traffic, both of which have increased from fiscal 2004 to fiscal 2005. We have incurred a number of incremental increases in our data feed costs as we have procured higher quality data from our vendors over the past twelve months, which account for part of the 60% increase from fiscal 2004 to fiscal 2005. In addition, some stock exchanges have recently charged new or increased fees for data access. Overall, the increases in cost of revenue we have experienced have been more than the increase in revenue, as evidenced by our gross margin percentage which has decreased from 81% to 75% between fiscal 2004 and fiscal 2005.

Operating Expenses

	2005	2004	Change ($)	Change (%)
Operating Expenses Summary

For the year ended December 31
Total operating expenses	$4,699,122	$3,913,314	$785,808	20%
Breakdown:
Sales and marketing	1,802,965	1,515,280	287,685	19%
General and administrative	2,896,157	2,398,034	498,123	21%

Sales and marketing expenses increased by 19% for the fiscal year ended December 31, 2005 when compared with the same period in fiscal 2004. The increases are due primarily to an increase in the number of sales staff between 2004 and 2005, establishing a New York office and a greater emphasis on marketing activities. The compensation and training expense arising from this increase in sales staff accounts for the increase in sales and marketing expense year over year, and we believe this will result in an increase in revenue over the long term. In addition, we experienced increased commissions expense due to increased sales year over year.

General and administrative expense increased by 21% between fiscal 2004 and fiscal 2005. This increase is due to several factors, most notably increased payroll due to general expansion, increased staffing, and the expansion of our senior management team.

Other Income (Expense)

Interest and Other Income (Expense) Summary

For the year ended December 31	2005	2004
Total interest and other income (expenses)	$ 27,789	$ 16,659
Breakdown:
Interest income	36,347	24,058
Interest expense	(7,366)	(2,083)
Non-cash interest expense	-	-
Other income (expense)	(1,192)	(5,316)

We earn interest income from our cash reserves which are held in major banks, either in interest bearing accounts or term deposits. Interest expense for the fiscal year ended December 31, 2005 consists of interest on capital leases. Other income (expense) consists of gains (losses) on marketable securities.

Net Income

The net (loss) income for fiscal 2005 and fiscal 2004 was $(58,590) and $15,623 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2005 we had cash and cash equivalents of $2,056,761, an increase of $219,749 over December 31, 2004. Our cash from (used in) operations for the past four quarters is as follows:

$
Q1 2005	202,019
Q2 2005	255,580
Q3 2005	204,831
Q4 2005	(107,316)

Our working capital at the end of 2005 was $1,185,485 compared with $1,326,510 in 2004.

We currently have no debt other than capital lease obligations. Capital lease obligations increased by $138,880 during 2005 for the purchase of servers and related computer equipment.

We have invested cash of $166,241 in property and equipment in fiscal 2005.

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

The terms of such obligations vary and generally an obligation is not explicitly stated. Historically, we have not been required to make significant payments for these obligations, as such no liabilities have been recorded for these obligations on our balance sheet as of December 31, 2005 and December 31, 2004.

The company generally purchases data including trademarked and copy-written data that may or may not be under contract. The advancement in technologies and increased sophistication of systems is resulting in increased scrutiny of data and costs. The company attempts to stay current with all vendors however the timing of identifying the vendors and costs of data may cause significant increase in cost of sales.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements at December 31, 2005 or December 31, 2004.

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

Advertising Services consists of investor relations Web page tools, client advertising on our investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services. These services are sold either individually or bundled together into comprehensive programs.

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

Cost of Revenue

Cost of revenue is recorded if the cost relates directly to the services we sell or to our revenue-generating Web sites such as StockHouse, Smallcapcenter, and InvestorMarketPlace. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor. Data feeds are a key component of many of our Financial Software and Content Systems services, as well as a key input into our revenue-generating Web sites. Bandwidth is consumed by our revenue-generating Web sites, by our Financial Software and Content Systems services, by our IntegrateIR service, and by our e-mail mailing services. Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients. Direct labor costs are fully recognized as cost of revenues in the period in which the associated revenue is recognized. All other costs of revenues are recognized in the period incurred.

Allowance for Doubtful Accounts

We evaluate our accounts receivable and make judgments as to the collectibility of each account. In general, accounts greater than 90 days overdue are allowed for fully, with certain exceptions where prior special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if we have a reasonable belief that the collection of the account is doubtful.

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

The company generally purchases data including trademarked and copy-written data that may or may not be under contract. The advancement in technologies and increased sophistication of systems is resulting in increased scrutiny of data and costs. The company attempts to stay current with all vendors however the timing of identifying the vendors and costs of data may cause significant increase in cost of sales.

CORPORATE DEVELOPMENTS DURING THE YEAR

A synopsis of corporate highlights for 2005 is as follows:

December 31, 2004 - Mr. Leslie Landes retired from the office of President and replaced Marcus New as Chairman of the Board. Marcus New remains a director and is now President and Chief Executive Officer.

June 6, 2005 - Mr. David Gillard resigned as our Chief Financial Officer.

July 15, 2005 – Ms. Elisabeth DeMarse appointed to Board of Directors to be effective July 5, 2005

July 19, 2005 – Mr. Doug Keast hired as Executive Vice President and Chief Financial Officer to be effective August 2, 2005. Mr. Keast served notice on January 23, 2006 that he will resign his position as Executive Vice President and Chief Financial Officer effective March 15, 2006.

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

The company generally purchases data including trademarked and copy-written data that may or may not be under contract. The advancement in technologies and increased sophistication of systems is resulting in increased scrutiny of data and costs. The company attempts to stay current with all vendors however the timing of identifying the vendors and costs of data may cause significant increase in cost of rates.

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

Our board of directors may authorize and issue preferred shares

Our board of directors has the authority to issue preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock. The potential consequences to our investors include a loss of perceived value of the stock in the market and a loss of future earnings and dividends, if and when dividends are declared. Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Item 7. Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated February 27, 2006

Consolidated Balance Sheets at December 31, 2005

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements

Consolidated Financial Statements

Stockgroup Information Systems Inc.

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Stockgroup Information Systems Inc.

We have audited the accompanying consolidated balance sheets of Stockgroup Information Systems Inc. (and subsidiaries) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockgroup Information Systems Inc. (and subsidiaries) at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Vancouver, Canada,

February 27, 2006	Chartered Accountants

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2005	(expressed in US dollars)

	2005	2004
	$	$

ASSETS
Current
Cash and cash equivalents	2,056,761	1,837,012
Marketable securities	13,559	7,361
Accounts receivable [net of allowances for doubtful accounts of $79,982; 2004 - $107,344] [note 3]	760,294	595,848
Prepaid expenses	120,624	114,426
Total current assets	2,951,238	2,554,647
Property and equipment, net [note 4]	338,686	287,073
	3,289,924	2,841,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	788,618	319,846
Accrued payroll liabilities	157,570	104,230
Deferred revenue	745,918	804,061
Current portion of capital lease obligations [note 6]	63,647	—
Income taxes payable	10,000	—
Total current liabilities	1,765,753	1,228,137
Capital lease obligations [note 6]	75,233	—

Total Liabilities	1,840,986	1,228,137
Commitments and contingencies [note 10]

Shareholders’ equity
Common stock, no par value [note 7]
Authorized shares - 75,000,000
Issued and outstanding shares - 33,522,296
[2004 - 33,931,221]	13,359,341	13,568,499
Additional paid-in capital	3,202,417	3,099,314
Accumulated deficit	(15,112,820)	(15,054,230)
Total shareholders’ equity	1,448,938	1,613,583
	3,289,924	2,841,720

See accompanying notes

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31, 2005	(expressed in US dollars)

	2005	2004
	$	$

REVENUE
Revenues [note 8]	6,099,528	4,823,227
Cost of revenues	1,459,319	910,949
Gross profit	4,640,209	3,912,278

EXPENSES
Sales and marketing	1,802,965	1,515,280
General and administrative	2,896,157	2,398,034
	4,699,122	3,913,314
Loss from operations	(58,913)	(1,036)
Interest income	36,347	24,058
Interest expense [note 6]	(7,366)	(2,083)
Other expense	(1,192)	(5,316)
Income (loss) before income taxes	(31,124)	15,623
Provision for income tax [note 9]	27,466	—
Net income (loss)	(58,590)	15,623

Basic and diluted earnings (loss) per share	0.00	0.00

Weighted average number of common shares outstanding Fully diluted weighted average number of common	33,928,920	33,364,834
shares outstanding [note 7(e)]	33,928,920	34,307,410

See accompanying notes

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31, 2005	(expressed in US dollars)

[note 7]	Common stock # of shares	Common stock $	Additional paid-in capital $	Accumulated deficit $	Total shareholders’ equity $

Balance at December 31, 2003	32,498,721	13,218,924	3,099,314	(15,069,853)	1,248,385

Issuance of common stock pursuant to exercise of employee stock options	412,500	58,875	—	—	58,875
Issuance of common stock pursuant to StockHouse asset acquisition [note 5]	1,020,000	290,700	—	—	290,700
Net income and Comprehensive income	—	—	—	15,623	15,623
Balance at December 31, 2004	33,931,221	13,568,499	3,099,314	(15,054,230)	1,613,583

Issuance of common stock pursuant to exercise of employee stock options	136,125	24,538	-	-	24,538
Warrants exercised	145,000	41,920	-	-	41,920
Repurchase of common shares	(690,050)	(275,616)	61,126	-	(214,490)
Stock based compensation expense	-	-	41,977	-	41,977
Net loss and Comprehensive loss	-	-	-	(58,590)	(58,590)
Balance at December 31, 2005	33,522,296	13,359,341	3,202,417	(15,112,820)	1,448,938

See accompanying notes

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2005	(expressed in US dollars)

	2005	2004
	$	$

OPERATING ACTIVITIES
Net income (loss)	(58,590)	15,623
Add (deduct) non-cash items
Amortization	274,600	393,168
Bad debt expense	12,126	62,328
Stock based compensation	41,977	—
	270,113	471,119
Net change in operating assets and liabilities [note 11]	285,001	23,652
Cash provided by (used in) operating activities	555,114	494,771

FINANCING ACTIVITIES
Repurchase of common stock	(214,490)	—
Proceeds on exercise of warrants	41,920	—
Proceeds on exercise of stock options	24,538	58,875
Repayment of capital lease obligation	(21,092)	(38,920)
Cash provided by financing activities	(169,124)	19,955

INVESTING ACTIVITIES
Purchase of property and equipment	(166,241)	(77,909)
Cash used in investing activities	(166,241)	(77,909)

Increase in cash and cash equivalents	219,749	436,817
Cash and cash equivalents, beginning of year	1,837,012	1,400,195
Cash and cash equivalents, end of year	2,056,761	1,837,012

See accompanying notes

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Stockgroup Media Inc. (British Columbia, Canada), Stockgroup Systems Ltd. (Nevada, United States), Stockgroup Australia, Pty Ltd., Stockgroup.com (Bahamas) Ltd. and 579818 B.C. Ltd. (British Columbia, Canada). All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition

The Company generates its revenues from two primary sources: Financial Software and Content Systems and Advertising Services.

Advertising Services consist of Internet advertising, e-mail advertising, investor relations Web page services. These services are sold either individually or bundled together into comprehensive programs.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cost of Revenue

Cost of revenue are recorded if the cost relates directly to the services the Company sells or to its revenue-generating Web sites, namely StockHouse.com/ca, Smallcapcenter.com, and InvestorMarketPlace.com. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, direct advertising purchases, and direct labor. Data feeds are a key component of many of the Company’s Financial Software and Content Systems services, as well as a key input into its revenue-generating Web sites. Bandwidth is consumed by the Company’s revenue-generating Web sites, by its Financial Software and Content Systems services, by its IntegrateIR service, and by its e-mail mailing services. Direct advertising purchases relate to Internet advertising purchases for the purpose of promoting a client or clients’ feature on one of the Company’s Web sites. Direct labor is the hourly labor cost of certain programmers and designers who implement or maintain licensed client feeds, design advertising for clients, and produce e-mail mailings for clients.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and capital lease obligations. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

Allowance for Doubtful Accounts

The Company evaluates its accounts receivable and makes judgments as to the collectibility of each account. In general, accounts over 90 days overdue are allowed for fully, with certain exceptions where prior special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if the Company has a reasonable belief that the collection of the account is doubtful.

Leases

Leases are classified as either capital or operating leases. Leases which transfer substantially all the benefits and risks of ownership of the property to the Company are accounted for as capital leases. Capital lease obligations reflect the present value of future minimum lease payments, discounted at the appropriate interest rate. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term deposits with original maturities of ninety days or less and are recorded at fair value.

Marketable securities

Marketable securities consist of equity instruments available for sale and are recorded at fair value based on quoted market prices. Both realized and unrealized gains and losses are included in the statement of operations.

Property and equipment

Property and equipment are carried at cost. Amortization is provided using the straight line method over the assets estimated useful lives as follows:

Computer equipment	5 years
Computer equipment under capital lease	2-5 years
Computer software	1 year
Website software	3 years
Office furniture and equipment	5 years
Leasehold improvements	Term of the lease

Product development costs

Product development costs other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Substantially all of the Company’s current product development costs are for ongoing operating and maintenance and have been expensed in the period incurred.

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

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148). The pro-forma disclosure of stock based compensation is included in Note 7[c].

Under APB 25, compensation expense for employees is based on the difference if any between the fair value of the Company’s stock and the exercise price on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

Earnings (loss) per share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share reflects the dilutive potential of outstanding securities using the treasury stock method. Diluted loss per share is equivalent to basic loss per share for the year ended December 31, 2005 as the outstanding options and warrants are anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) comprises only of net income (loss) for all years presented.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s statement of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 7[c] to these consolidated financial statements.

Comparative figures

The Company has reclassified certain of the figures presented for comparative purposes to conform with the financial statement presentation adopted in the current year.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. Included in cash equivalents are US denominated term deposits of $1,600,000.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Two customers each account for greater than 10% of the outstanding receivables at December 31, 2005. One customer accounts approximately 14% of the outstanding receivables at December 31, 2004.

4. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

2005
Computer equipment	684,080	567,654	116,426
Computer equipment under capital lease	309,028	172,149	136,879
Computer software	222,257	190,571	31,686
Website software [note 5]	637,822	637,822	—
Office furniture and equipment	160,216	145,754	14,462
Leasehold improvements	109,563	70,331	39,233
	2,122,966	1,784,281	338,686

2004
Computer equipment	634,948	554,060	80,888
Computer equipment under capital lease	157,579	157,579	—
Computer software	161,161	156,541	4,620
Website software	637,822	455,666	182,156
Office furniture and equipment	144,199	144,188	11
Leasehold improvements	61,044	41,646	19,398
	1,796,753	1,509,680	287,073

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

The prepaid operating costs of $77,198 were expensed fully in 2002. The website software was amortized over a three year period commencing on the date of acquisition.

On June 2, 2004, the Company exercised its option to acquire the remaining 35% of the Web site and related software assets of StockHouse with the issuance of 1,020,000 additional common shares with a fair value of $290,700.

6. CAPITAL LEASE OBLIGATION

Future minimum lease payments are as follows:

Year ending December 31,	Capital Leases
2006	$70,965
2007	68,959
2008	14,331
Total minimum lease payments	$154,255

Less amounts representing interest	(15,375)
Present value of net minimum capital lease payments	$138,880
Less current portion of capital lease obligations	(63,647)
Capital lease obligations less current portion	$75,233

Interest expense related to capital lease obligations was $6,298 (2004 – $2,083) for the year ended December 31, 2005.

7. SHARE CAPITAL

[a]	Authorized

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock is issued and outstanding in the years presented.

[b]	Common stock

2005

During the year ended December 31, 2005 the Company issued and repurchased common shares, which are summarized as follows:

During the year ended December 31, 2005, 145,000 common shares were issued pursuant to exercises of warrants for gross proceeds of $41,920.

During the year ended December 31, 2005, 136,125 common shares were issued pursuant to exercises of stock options for gross proceeds of $24,538.

During the year ended December 31, 2005, 690,050 common shares were repurchased for the purpose of retiring the shares. The cost to repurchase these shares was $214,490.

2004

During the year ended December 31, 2004 the Company issued 1,432,500 common shares, which are summarized as follows:

On June 2, 2004, 1,020,000 common shares were issued to StockHouse Media Corporation for the remaining 35% interest in certain Web assets. The shares had a fair value of $290,700 based on the market value on that date .

During the year ended December 31, 2004, 412,500 common shares were issued pursuant to exercises of stock options for gross proceeds of $58,875.

7. SHARE CAPITAL (cont’d.)

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

When the Company became listed on the TSX Venture Exchange on December 17, 2002, it ceased issuing options under its 1999, 2000, 2001, and 2002 Plans, and filed a new 2003 Plan which conforms with the TSX Venture Exchange rules. The 898,278 shares previously available under the 1999, 2000, 2001, and 2002 Plans were effectively rendered unavailable by this undertaking. All outstanding options under the old Plans continue to be exercisable as vested until they are forfeited or expired.

Activity under the Plans is set forth below:

			Options Outstanding
	Shares			Weighted
	available for	Number of	Price per	average
	grant	shares	share	exercise price

Balance at December 31, 2002	898,278	2,602,700	$0.12 - 0.59	$0.20
Additional shares authorized	(898,278)	—	—	—
Options granted	—	—	—	—
Options forfeited	—	(95,700)	$0.15 - 0.40	$0.32
Options exercised	—	(126,400)	$0.15	$0.15
Balance at December 31, 2003	—	2,380,600	$0.12 - 0.59	$0.20
Additional shares authorized	3,300,000	—	—	—
Options granted	(1,863,500)	1,863,500	$0.21 – 0.31	$0.28
Options forfeited	186,000	(233,500)	$0.15 – 0.31	$0.29
Options exercised	—	(412,500)	$0.12 - 0.15	$0.14
Balance at December 31, 2004	1,622,500	3,598,100	$0.12 - 0.59	$0.24
Additional shares authorized	—	—	—	—
Options granted	(1,301,800)	1,301,800	$0.29 – 0.53	$0.36
Options forfeited	634,375	(634,375)	$0.26– 0.53	$0.39
Options exercised	—	(136,125)	$0.15 - 0.29	$0.18
Balance at December 31, 2005	955,075	4,129,400	$0.12 - 0.59	$0.26

7. SHARE CAPITAL (cont’d.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares exercisable	Weighted average exercise price

$0.12 - $0.15	332,400	2	$0.14	330,000	$0.14
$0.16 - $0.20	300,000	2	$0.16	300,000	$0.17
$0.21 - $0.25	1,133,200	2	$0.22	1,108,200	$0.22
$0.26 - $0.30	1,294,500	3	$0.28	1,019,188	$0.28
$0.31 - $0.35	869,300	4	$0.31	313,125	$0.31
$0.36 - $0.40	150,000	4	$0.36	51,875	$0.36
$0.59	50,000	1	$0.59	40,000	$0.59
	4,129,400	2.91	$0.26	3,162,388	$0.24

For the years ended December 31, 2005 the Company recorded $41,977 for stock based compensation expense compared with $Nil in 2004.

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and loss per share is required by SFAS 123 for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under SFAS 123.

The fair value of the Company’s stock-based awards granted to employees in 2005 was estimated using the Black-Scholes option pricing model and amortized over the vesting period. The option pricing assumptions include a dividend yield of 0% [2004 – 0%], a weighted average expected life of 4 years [2004 – 4 years], a risk free interest rate of 3.9% [2004 – 3.51%], and an expected volatility of 49% [2004 – 66%]. The weighted average fair value of options granted during 2005 was $036. [2004 - $0.28]. For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net income (loss) and earnings (loss) per share of applying SFAS 123 to the Company’s stock-based awards to employees would approximate the following:

	2005	2004
	$	$

Net income (loss)	(58,590)	15,623
Stock based compensation expense recorded in net income	41,977	-
Compensation expense	(157,371)	(185,140)
Pro forma net loss	(173,984)	(169,517)

Basic and diluted income (loss) per share
As reported	0.00	0.00
Pro forma	(0.01)	(0.01)

7. SHARE CAPITAL (cont’d.)

[d]	Warrants

As at December 31, 2005, common stock issuable pursuant to warrants outstanding is as follows:

2005	Outstanding at January 1 #	Issued #	Exercised #	Forfeited #	Outstanding at December 31 #	Exercise Price $	Expiry Date
Series 1	281,818	—	—	281,818	—	$3.00	March 31, 2005
Series 3A	500,000	—	25,000	475,000	—	$0.25	July 31, 2005
Series 3B	300,000	—	—	300,000	—	$0.50	July 31, 2005
Series 8	498,000	—	—	498,000	—	$0.50 (C$0.60)	January 16, 2005
Series 9	374,280	—	120,000	254,280	—	$0.31 (C$0.37)	June 4, 2005 and July 16, 2005
Series 10	49,800	—	—	49,800	—	$0.50 (C$0.60)	January 16, 2005
	2,003,898	—	145,000	1,858,898	—

2004	Outstanding at January 1 #	Issued #	Exercised #	Forfeited #	Outstanding at December 31 #	Exercise Price $	Expiry Date
Series 1	281,818	—	—	—	281,818	$3.00	March 31, 2005
Series 3A	500,000	—	—	—	500,000	$0.25	July 31, 2005
Series 3B	300,000	—	—	—	300,000	$0.50	July 31, 2005
Series 8	1,871,400	—	—	1,373,400	498,000	$0.50 (C$0.60)	January 16, 2005
Series 9	374,280	—	—	—	374,280	$0.31 (C$0.37)	June 4, 2005 and July 16, 2005
Series 10	187,140	—	—	137,340	49,800	$0.50 (C$0.60)	January 16, 2005
	3,514,638	—	—	1,510,740	2,003,898

The Series 8 and 10 warrants were originally issued with an exercise price of C$0.75 and an expiry date of June 4, 2004 and July 16, 2004. On February 5, 2004 the exercise price of the warrants was reduced to C$0.60 and the expiry date was extended to December 4, 2004 and January 16, 2005.

[e] Earnings (loss) per share

Basic earnings (loss) per share	2005	2004

Earnings (loss) for the year	$(58,590)	$15,623

Weighted average number of common shares outstanding	33,928,920	33,364,834

Basic earnings (loss) per share	$0.00	$0.00

Diluted earnings (loss) per share

Earnings (loss) for the year	$(58,590)	$15,623
Weighted average number of common shares outstanding	33,928,920	33,364,834
Dilutive effect of Series 3A Warrants	—	76,271
Dilutive effect of Series 9 Warrants	—	30,351
Dilutive effect of stock options	—	835,954
Adjusted weighted average number of common shares outstanding	33,928,920	34,307,410
Diluted earnings (loss) per share	$0.00	$0.00

8. SEGMENTED INFORMATION

The Company operates in one industry segment and derives its revenue from the following services noted in the table below. The Company defines reportable operating segment as components of the Company about which separate financial information is available and which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	2005	2004
	$	$

Advertising Services	3,117,501	3,129,930
Financial Software and Content Systems	2,982,027	1,693,297
	6,099,528	4,823,227

During 2005 and 2004, the Company had no customers whose revenue represented greater than 10% of total revenue.

Substantially all of the Company’s property and equipment is located in Canada. Its current and planned future operations are, and will be, located in Canada.

In the normal course of business, the Company entered into a non-monetary transaction with a vendor in November, 2005. The agreement was related to a promotion the Company’s StockHouse websites in which the vendor would provide promotional items in exchange for advertising. As at December 31, 2005 there were no revenues or expenses relating to this agreement as the placement of those advertising credits were delayed. The amount of the transaction was for approximately $13,500 and will be realized in 2006.

In the normal course of business, the Company entered into a non-monetary transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company’s Web sites. This contract expired on March 27, 2005 and was not renewed. The non-monetary transaction resulted in revenue of $13,695 for the year ended December 31, 2005 with a corresponding expense included in cost of revenues in the period. The non-monetary pricing was at fair market prices based on equivalent services paid for in cash during the same period.

9. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2005	2004
	$	$

Tax expense (recovery) at U.S. statutory rates	(20,500)	5,000
Lower (higher) effective income taxes of
Canadian subsidiary	—	(12,000)
Change in valuation allowance	146,000	516,000
Change in foreign exchange rates	(217,000)	(441,000)
Non-deductible expenses	71,000	(57,000)
Other	47,900	(23,000)
Income tax provision	27,400	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2005	2004
	$	$

Net operating loss carryforwards	3,278,000	3,231,000
Net capital loss carryforwards	110,000	110,000
Property and equipment	675,000	581,000
Other	303,000	298,000
Total deferred tax assets	4,366,000	4,220,000
Valuation allowance	(4,366,000)	(4,220,000)
Net deferred tax assets	—	—

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that realization will not occur.

9. INCOME TAXES (cont’d.)

The net operating loss carryforwards expire as follows:

$

Canada
2006	1,895,000
2007	3,095,000
2008	621,000
5,611,000

U.S.
2019	950,000
2020	1,494,000
2021	135,000
2022	--
2023	1,016,000
2024	161,000
3,756,000

Total	9,367,000

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

10. COMMITMENTS AND CONTINGENCIES

[a]	The Company has operating lease commitments with respect to office premises with minimum annual payments that expire in 2006, 2007 and 2008 as follows:
$

2006	266,818
2007	94,120
2008	33,715
394,653

Rental expense included in general and administrative expenses for the year ended December 31, 2005 was $320,957 [2004 - $274,000]. On January 27, 2005, the Company terminated the lease of its New York office. Under the terms of the termination agreement, the Company paid a $40,000 termination fee, forfeited its right to a $40,000 security deposit and paid 50% of back rent owing which totaled $26,000. The termination fee and the security deposit forfeiture was recorded in the financial statements for the year end December 31, 2005.

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

The Company has been named as a defendant in a lawsuit in Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs have brought the action seeking damages for defamation in the amount of C$100,000 plus pre-judgment interest. The alleged defamation was caused by certain members of our Bull Boards investment discussion forum on www.stockhouse.com/ca. We have responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. We expect to be released from this litigation without incurring significant expense.

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2005	2004
	$	$

Marketable securities	(6,198)	(4,745)
Accounts receivable	(176,572)	(333,119)
Prepaid expenses	(6,198)	(34,778)
Accounts payable and accrued liabilities	451,306	102,736
Accrued payroll liabilities	53,340	(10,978)
Accrued interest on notes payable	—	—
Deferred revenue	(58,143)	304,536
Income tax payable	27,466	—
	285,001	23,652

Non-cash investing and financing activities are as follows:

	2005	2004
	$	$

Asset acquisition completed with the issuance of common stock	—	290,700
Capital assets acquired by capital lease	159,972	—

Cash amounts paid for interest are as follows:

	2005	2004
	$	$

Cash paid for interest	7,366	2,083

12. ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005 and December 31, 2004.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure.

There are no disagreements with accountants on accounting and financial disclosure.

Item 8A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As required under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

The following table sets forth, as of the date of this filing, the name, age and position of our directors, executive officers and other significant employees:

Director/Officer NOT YET
Name	Age	Since	Position with the Company
Marcus A. New	35	May 1995	President, Chief Executive Officer and a Director
Leslie A. Landes	61	August 1998	Chairman of the Board
Doug Keast	45	July 2005	Executive Vice President / Chief Financial Officer
David N. Caddey	56	June 1999	Director
Louis (Lee) deBoer II	53	October 1999	Director
Jeffrey D. Berwick	35	July 2002	Director
Patrick J. Spain	53	August 2004	Director
Elisebeth H. DeMarse	51	June 2005	Director

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

Doug Keast, CA, Chief Financial Officer

Doug Keast has been Executive Vice President/ Chief Financial Officer since July 2005. Prior to joining Stockgroup, he was the Senior Vice President, Operations and Chief Financial Officer of Selkirk Financial Technologies, a privately held software company which sold to in 2004 to the Thomson Corporation, a Fortune 500 company. Thomson Corporate was listed on New York Stock Exchange and Toronto Stock Exchange. He was responsible for product management and development, treasury, human resources, risk and IT/MIS in addition to establishing accounting systems, policies and procedures.

Patrick Spain, B.A., J.D., Director

Patrick Spain has been a Director since August 2004. He is the Chairman and CEO of HighBean Research Inc (formerly Alacritude), which operate an online research engine for individuals. He is also the cofounder and former Chairman and CEO of Hoover’s Inc., a leading online provider of company information headquartered. Spain created a unique, rapidly growing business enterprise that generated multiple revenue from individual and enterprise subscriptions, advertising, licensing, and e-commerce.

Elisabeth DeMarse, MBA, Director

Elisabeth DeMarse has been a Director since July 2005. Prior to joining Stockgroup, she brings 10 years of experience as member of the senior management team at Bloomberg L.P. where she participated in building the financial services organization from $50 million to $1.5 billion in annual revenues.

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

Committees

Audit Committee

Our Audit Committee is composed of David Caddey, Elisabeth DeMarse, and Jeff Berwick. None of our Audit Committee members are “financial experts” as defined in item 401(e) of Regulation S-B. The reason for our lack of a financial expert is that our limited resources have made obtaining the services of a financial expert prohibitively expensive. The Audit Committee met four times in 2005.

Compensation Committee

Our 2005 Compensation Committee is composed of Lee deBoer, David Caddey, and Patrick Spain and was appointed during 2005.

Nominating and Corporate Governance Committee

Our 2005 Nominating and Corporate Governance Committee is composed of Patrick Spain, Lee deBoer, and Leslie Landes, and was formed in 2005.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file initial reports of ownership and reports of changes in ownership of common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of such reports received by the Company with respect to fiscal 2005 and written representations from such reporting persons, the Company believes that all reports required to be filed under Section 16(a) have been timely filed by such persons, other than certain Form 5 reports which have been filed since fiscal 2005 year end.

Item 10. Executive Compensation

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer and the Executive Vice President for all services rendered to us in all capacities during each of the years ended December 31, 2003,2004 and 2005. No other executive officer received salary and bonus exceeding $100,000 during those years.

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
		Annual Compensation $USD			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- Sation ($)
Marcus New CEO	2003	150,554	27,693	0	0	0	0	0
	2004	128,940	33,705	0	0	652,500	0	0
	2005	160,018	33,705	0	0	0	0	0
Doug Keast CFO/EVP
	2005	124,500	0	0	0	0	0	0

Option Grants In the Last Fiscal Year To Named Executive Officers

Name	Securities Underlying Options Granted	% Of Net Options Granted to Employees In Year	Exercise Price $	Expiration Date
Marcus New	0	0%	N/A	N/A

No Restricted Stock Awards (RSAs), Stock Appreciation Rights (SARs), or Long Term Incentive Plans (LTIPs) were awarded to named executive officers in any of the above years.

The following table summarizes the option holdings of the named executive officers as at December 31, 2005:

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
Name	Shares acquired on Exercise	Value Realized	Number of Shares underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the–Money Options at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Marcus New	0	$ 0	1,370,938	81,562	$ 305,153	$ 22,022

Directors' Compensation

Stockgroup compensates its outside directors with cash and stock options. Each outside director receives an annual fee of $4,000, plus $300 per meeting attended, or $750 for certain meetings which, in our discretion, involve unusual amounts of time or work. In addition, each outside director receives 100,000 options to acquire shares of common stock, with the exercise price being the market price of our common stock on the date of grant. Directors who are re-elected and continue to serve for more than one year will receive an additional 75,000 options after each annual general meeting.

Employment and Severance Agreement

We have an Executive Employment Agreement with our CEO, Marcus A. New, which became effective on February 9, 2004. Under the Agreement, Mr. New receives a base salary of $10,500 US per month, ($126,000 per annum) with a minimum 5% annual escalation. In addition, Mr. New has an incentive bonus plan based on us achieving certain profitability goals in calendar years after 2003, and on financing, merger, and acquisition transactions. Under the agreement he received on February 9, 2004 652,500 stock options at $0.27, which vest evenly over two years. Should we elect to terminate Mr. New’s employment without cause, he will be paid a minimum lump sum equal to 22 months’ base salary, as adjusted, plus a buyout of his stock options at their intrinsic value. The Agreement contains a confidentiality clause and one year non-competition covenant upon termination of employment. There is no specified termination date in the Agreement.

We had a Management Agreement with our former President, Leslie A. Landes. The Agreement was amended on October 8, 2004 and expired on August 4, 2005. Under the amended Agreement, Mr. Landes was scheduled to receive a minimum compensation of C$12,500 (approximately US$9,604) per month until December, 2004, after which his role changed to Chairman of the Board and his compensation became C$6,250 (approximately US$5,193) per month. The Agreement was terminated with 30 days notice with an effective date of July 30, 2005. Mr. Landes continues to be the Chairman of the Board and is reimbursed according the rates set out under the section Directors Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 8, 2006 the beneficial ownership of common stock of each person known to us who owns more than 5% of issued and outstanding common stock.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Marcus A. New 500-750 W Pender St, Vancouver, BC, Canada	3,420,126(2)	10%
Yvonne New 500-750 W Pender St, Vancouver, BC, Canada	2,214,500(2)	7%
518464 B.C. Ltd. 500-750 W Pender St, Vancouver, BC, Canada	1,945,000	6%
U.S. Global Funds 7900 Callaghan Road, San Antonio, TX 78229	2,400,000	7%

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

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights

(2)Marcus New directly owns 169,500 exchangeable shares and his wife, Yvonne New, owns directly 19,500 exchangeable shares. They both indirectly own, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and by Mrs. New as to 50%, 1,945,000 exchangeable shares. Accordingly, Marcus and Yvonne New beneficially own 2,134,000 exchangeable shares of common stock, which represent approximately 6% of our issued and outstanding common stock.

Mr. New also owns 242,500 shares of common stock which were purchased in the open market and he holds 1,452,500 options to purchase common stock at exercise prices from $0.12 to $0.27. Of his stock options, 1,370,938 had vested as of December 31, 2005. Mrs. New owns 80,500 common shares. In combination with Mr. New’s 2,134,000 exchangeable shares, his wife’s 80,500 common shares, his 1,370,938 vested options and his 242,500 common shares, Mr. New holds a beneficial ownership position in us of 3,420,126 shares, representing approximately 10% of issued and outstanding common stock.

(2)Mrs. New owns directly 80,500 common shares. Her direct shares in combination with her beneficial ownership of 2,134,000 exchangeable shares give her a beneficial ownership position in us of 2,214,500 shares, representing approximately 7% of issued and outstanding common stock.

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

Name and Address of Beneficial Owner	Position with Company	Shares Beneficially Owned On(1) December 31, 2005	Percentage of Class

Marcus A. New 500 – 750 W Pender St, Vancouver, BC, Canada	President, CEO, and a Director	3,420,126	10%

Leslie A. Landes 500 – 750 W Pender St, Vancouver, BC, Canada	Chairman of the Board	588,200	2%
Jeffrey Berwick 2602-1077 Marinaside Cres, Vancouver, BC, Canada	Director	382,225	1%
David N. Caddey 49-15715 34th Ave, Surrey, BC, Canada	Director	172,500	*
Louis deBoer II 25 Central Park West, New York, NY	Director	112,500	*
Patrick J. Spain 360 N Michigan Ave, Ste 320 Chicago, IL	Director	29,000	*
All directors, executive officers and significant employees as a group		4,604,551	14%

* Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights

Of the totals above, the following shares underlie vested stock options:

Mr. Landes	601,950
Mr. Berwick	25,000
Mr. Caddey	112,500
Mr. deBoer	112,500
Mr. Spain	12,500

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,129,400	$ 0.26	955,075
Equity compensation plans not approved by security holders	-	-	-
Total	4,129,400	$ 0.26	955,075

Item 12. Certain Relationships and Related Transactions

During the last two years, there have been no transactions or proposed transactions to which we were or are to be a party, in which any persons as set out by Item 404 of Regulation S-B had or is to have a direct or indirect material interest.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT AND FILING REFERENCE
3.1	Articles of Incorporation & Bylaws – incorporated by reference to Form 10SB12G filed January 29, 1998.
4.1	1999 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed November 16, 1999.
4.2	2000 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed May 15, 2001.
4.3	2001 and 2002 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed May 13, 2002.
4.4	2003 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed April 15, 2004.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification - CEO.
31.2	Section 302 Certification - CFO.
32	Section 906 Certification – CEO and CFO.

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

June 6, 2005 - Mr. David Gillard resigned as our Chief Financial Officer.

July 15, 2005 – Ms. Elisabeth DeMarse appointed to Board of Directors to be effective July 5, 2005

July 19, 2005 – Mr. Doug Keast hired as Executive Vice President and Chief Financial Officer to be effective August 2, 2005

February 20, 2006 – Mr. Doug Keast resigns as Executive Vice President and Chief Financial Officer effective March 15, 2006

Exhibit 21.1

List of Subsidiaries

Name	Jurisdiction of Incorporation
579818 B.C. Ltd.	British Columbia
Stockgroup Media Inc.	British Columbia
Stockscores Analytics Corp.	British Columbia
Stockgroup Systems Ltd.	Nevada
Stockgroup Australia Pty Ltd.	Australia
Stockgroup.com (Bahamas) Ltd.	Bahamas

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP.

Audit Fees

Fees for audit services totaled $85,100 in 2005 and $66,650 in 2004, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, and services in connection with SEC filings.

Audit-Related Fees

Fees for audit related services were $2,300 for 2005 and $NIL for 2004.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $6,754 in 2005 and $7,000 in 2004.

All Other Fees

Fees for all other services not included above were $NIL for 2005 and 2004.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting. For 2005, the Audit Committee pre-approved 100% of the fees incurred.

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

Stockgroup Information Systems Inc.

(Registrant)

By: /s/ Marcus New	Dated: March 15, 2006

------------------------------------------------

Marcus A. New, President, CEO, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Doug Keast	Dated: March 15, 2006

------------------------------------------------

Doug Keast, Executive Vice President, CFO

By: /s/ Les Landes	Dated: March 15, 2006

------------------------------------------------

Leslie Landes, Chairman of the Board

By: /s/ Jeff Berwick	Dated: March 15, 2006

------------------------------------------------

Jeffrey Berwick, Director

By: /s/ David Caddey	Dated: March 15, 2006

------------------------------------------------

David Caddey, Director

By: /s/ Lee deBoer	Dated: March 15, 2006

------------------------------------------------

Louis deBoer II, Director

By: /s/ Patrick Spain	Dated: March 15, 2006

------------------------------------------------

Patrick Spain, Director

By: /s/ Elisabeth DeMarse	Dated: March 15, 2006

------------------------------------------------

Elisabeth DeMarse, Director