Form 10KSB/A
period 2005-12-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2006-05-01
CIK 1054097

Form 10-KSB /A

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

Stockgroup Information Systems Inc.

(Registrant)

By: /s/ Marcus New	Dated: May 1, 2006

------------------------------------------------

Marcus A. New, President, CEO, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Doug Keast	Dated: May 1, 2006

------------------------------------------------

Doug Keast, Executive Vice President, CFO

By: /s/ Les Landes	Dated: May 1, 2006

------------------------------------------------

Leslie Landes, Chairman of the Board

By: /s/ Jeff Berwick	Dated: May 1, 2006

------------------------------------------------

Jeffrey Berwick, Director

By: /s/ David Caddey	Dated: May 1, 2006

------------------------------------------------

David Caddey, Director

By: /s/ Lee deBoer	Dated: May 1, 2006

------------------------------------------------

Louis deBoer II, Director

By: /s/ Patrick Spain	Dated: May 1, 2006

------------------------------------------------

Patrick Spain, Director

By: /s/ Elisabeth DeMarse	Dated: May 1, 2006

------------------------------------------------

Elisabeth DeMarse, Director