Form 10QSB
period 2006-03-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2006-05-10
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                 For the quarterly period ended March 31, 2006.

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
                        33,522,346 common shares

Transitional Small Business Disclosure Format (check one):
                      Yes: ___ No: _X_

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Stockgroup Information Systems Inc. CONSOLIDATED BALANCE SHEETS (UNAUDITED - Expressed in U.S. Dollars)
	March 31,	December 31,
	2006	2005
ASSETS
CURRENT
Cash and cash equivalents	$2,070,888	$2,056,761
Marketable securities	6,641	13,559
Accounts receivable [net of allowances for doubtful
accounts of $89,323;
December 31, 2005 $79,982 ]	810,020	760,294
Prepaid expenses	123,833	120,624

TOTAL CURRENT ASSETS	$3,011,382	$2,951,238
Property and equipment, net	$445,186	$338,686
	$3,456,568	$3,289,924

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities	$859,084	$788,618
Accrued payroll liabilities	159,125	157,570
Deferred revenue	870,288	745,918
Capital lease obligations	97,391	63,647
Income tax payable	10,000	10,000

TOTAL CURRENT LIABILITIES	$1,995,888	$1,765,753
Capital lease obligations	128,960	75,233

TOTAL LIABILITIES	2,124,848	1,840,986

COMMITMENTS AND CONTINGENCIES (note 5)

SHAREHOLDERS' EQUITY (note 2)
Authorized shares – 75,000,000 common shares, no par value
– 5,000,000 preferred shares, no par value
Issued and outstanding - 33,422,296 common shares at
March 31, 2006; 33,522,296 common shares - December 31, 2005	$13,319,452	$13,359,341
Additional paid-in capital	3,240,025	3,202,417
Accumulated deficit	(15,227,757)	(15,112,820)

TOTAL SHAREHOLDERS' EQUITY	$1,331,720	$1,448,938
	$3,456,568	$3,289,924

The Accompanying Notes Are An Integral Part
Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Expressed in U.S. Dollars)
	Three months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
REVENUE
Revenues (note 4)	$1,804,438	$1,456,675
Cost of revenues (note 4)	520,374	270,983
Gross profit	$1,284,064	$1,185,692
EXPENSES
Sales and marketing	$776,201	$476,813
General and administrative	633,182	699,864
	$1,409,383	$1,176,677
INCOME(LOSS) FROM OPERATIONS	$(125,319)	$9,015
Interest income	13,594	3,834
Interest expense	(3,212)	(38)
NET INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)	$(114,937)	$12,811
BASIC AND DILUTED INCOME
(LOSS) PER SHARE	$(0.00)	$0.00
Basic weighted average common shares
outstanding for the period	33,423,407	33,954,977
Fully diluted weighted average common shares
outstanding for the period	33,423,407	35,173,397

The Accompanying Notes Are An Integral Part
Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Expressed in U.S. Dollars)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(114,937)	$12,811
Add non-cash items
Amortization	48,034	92,756
Bad debt expense	42,081	22,736
Stock-based compensation	25,037	16,059
	$215	$144,362
Net changes in non-cash
working capital
Marketable securities	6,918	-
Accounts receivable	(91,808)	(136,796)
Prepaid expenses	(3,209)	35,330
Accounts payable and
accrued liabilities	70,466	38,171
Accrued payroll liabilities	1,555	(5,417)
Deferred revenue	124,370	126,369

CASH PROVIDED BY
OPERATING ACTIVITIES	$108,507	$202,019

INVESTING ACTIVITIES
Property and equipment (net)	$(47,834)	$(18,761)

CASH USED IN INVESTING ACTIVITIES	$(47,834)	$(18,761)

FINANCING ACTIVITIES
Repurchase of common stock	$(27,318)	$-
Proceeds on exercise of warrants	-	5,478
Proceeds on exercise
of stock options	-	9,163
Repayment of capital lease obligations	(19,228)	-

CASH PROVIDED BY
(USED IN) FINANCING ACTIVITIES	$(46,546)	$14,641

INCREASE IN CASH
AND CASH EQUIVALENTS	$14,127	$197,899
Cash and cash equivalents,
beginning of period	2,056,761	1,837,012

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,070,888	$2,034,911

Supplemental Cash Flow Information
Interest Paid	4,533	-

The Accompanying Notes Are An Integral Part
Of These Unaudited Consolidated Financial Statements.

Stockgroup Information Systems Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2006
(UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stockgroup Information Systems Inc. (the “Company”) provides various financial market data, software, tools, and content to its customers in media, corporate, and financial services. In addition, the Company provides advertising services and automated investor disclosure tools to companies through its Web site properties, including StockHouse.com, and through hosted services to its customers’ Web sites. All services are delivered via the Internet.

The Company was incorporated under the laws of Colorado on December 6, 1994.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these consolidated financial statements. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for other subsequent interim periods.

Certain comparative period figures have been reclassified to conform to the current basis of presentation.

2. SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Issues of common shares for the three-month period ended March 31, 2006 are summarized as follows:

During the quarter ended March 31, 2006, 100,000 shares of common stock were repurchased by the Company. These were purchased for the prices ranging from C$0.32 and C$0.33 per share, for gross costs of C$32,913 ($27,318 US).

Stock Options

The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,186,975 shares of common stock for issuance. Activity under the Plans is set forth below.

		Options Outstanding
	Shares Available For Grant #	Number of Shares #	Price Per Share $	Weighted Average Exercise Price $
Balance at December 31, 2005	955,075	4,129,400	$0.12 - $0.59	$0.26
Options granted	(285,000)	285,000	$0.285 - $0.32	$0.31
Options exercised	-	-	-	-
Options forfeited	230,000	(230,000)	$0.31 - $0.32	$0.32
Balance at March 31, 2006	900,075	4,184,400	$0.12 - $0.59	$0.26

The Company discontinued the granting of options under the 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Options outstanding under these Plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants. Stock options forfeited under the 2003 Plan are available for future grants.

3. ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of 123(R). Results for prior periods have not been restated. Previously, the Company measured compensation expense for all of its Plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complied with the disclosure provisions of Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three-month period ended March 31, 2005.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month period ended March 31, 2006 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

Impact of the Adoption of FAS 123(R)

As a result of adopting Statement 123(R) on January 1, 2006, by using the modified prospective method, the Company’s net loss for the three-month period ended March 31, 2006, are $25,037 more, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three-month period ended March 31, 2006 would have remained at $(0.00), if the Company had not adopted Statement 123(R). The $25,037 stock based compensation expense is a part of general and administrative expenses.

Valuation Assumptions

The fair value of the Company’s stock-based awards granted to employees for the three-month period ended March 31, 2006 and 2005 were estimated using the Black-Scholes option-pricing model.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted in the following table:

	For the three months ended March 31
	2006	2005

Expected life (in years)	5 years	5 years
Exercise Price	As at grant	As at grant
	date	date
Risk-free interest rate	4.11%	3.70%
Expected volatility	0.55%	0.74%
Dividend yields	0%	0%

Computation of expected volatility for the period ended March 31, 2006, is based on historical computations of expected volatility. The computation of expected life is based on the average expected life of all outstanding stock options taking into consideration past employee behavior. The risk free interest rates used in the valuations of the fair value are based on risk free bond rates of similar time periods as the expected life of the stock options. Stock option expense, as required under FAS 123(R), is adjusted by an estimate for forfeitures. The Company has calculated its forfeitures estimate based on historical forfeiture rates.

Stock-based Payment Award Activity

A summary of option activity under the Plans as of March 31, 2006 and changes during the three-month period ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,129,400	$0.26
Granted	285,000	$0.31
Forfeited	(230,000)	$0.32
Outstanding at March 31, 2006	4,184,400	$0.26	1.96	$395,717
Vested and exercisable at March 31, 2006	3,427,300	$0.25	1.96	$366,746

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3,427,300 options that were in-the-money at March 31, 2006. The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2006 and 2005 was $0.31 and $0.39, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three-month period ended March 31, 2006 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	963,263	$0.19
Granted	285,000	0.17
Vested	(261,163)	0.19
Forfeited	(230,000)	0.17
Nonvested at March 31, 2006	757,100	0.18

As of March 31, 2006, there was $137,792 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.96 years. The total fair value of shares vested during the three-month period ended March 31, 2006 was $50,666.

Pro forma Information for Prior Periods

The following is pro forma information from the quarter ended March 31, 2005:

For the three
months ended
March 31,
2005
Net income
- as reported	$12,811
Deduct: Stock-based
employee compensation
expense determined
under the fair value-
based method
for all awards	(53,672)
Net loss
- pro forma	$(40,861)
Basic and diluted loss per share
As reported	$0.00
Pro forma	0.00

4. SEGMENTED INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

	For the three months ended
	March 31,	March 31,
(in thousands)	2006	2005
Financial Software
and Content Systems	$853	$606
Advertising Services	951	851
	$1,804	$1,457

During the three-months ended March 31, 2006 and 2005, no customers represented greater than 10% of total revenue. No customers constituted account receivables greater than 10% of total accounts receivable at March 31, 2006 and 2005.

In the normal course of business, the Company entered into a non-monetary transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company’s Web sites. The non-monetary transaction resulted in revenue of $0 for the three-months ended March 31, 2006 [March 31, 2005 $13,695] with a corresponding expense included in cost of revenues in each period. The non-monetary pricing was at fair market prices based on equivalent services paid for in cash during the same period. No other non-monetary transactions occurred in the three-month periods ended March 31, 2006 and 2005.

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

The Company has been named as a defendant in a lawsuit in Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs have brought the action seeking damages for defamation in the amount of C$100,000 plus pre-judgment interest. The alleged defamation was caused by certain members of the Company’s Bull Boards investment discussion forum on www.stockhouse.com/ca. The Company has responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. The Company expects to be released from this litigation without incurring significant expense.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006.

Item 2. Management's Discussion and Analysis

This report includes forward-looking statements relating to, among other things, projections of future results of operations, our plans, objectives and expectations regarding our future services and operations and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. You can find many of these forward-looking statements by looking for words such as "may", "should", "believes", "expects", "anticipates", "estimates", "intends", "projects", "goals", "objectives", or similar expressions in this document or in documents incorporated herein. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Risk Factors" in the Form 10-KSB for the year ended December 31, 2005. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS –THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005

The Company’s services can be categorized into two areas: (i) Financial Software and Content Systems and (ii) Advertising Services. There are basic commonalities between the two segments. All of our services relate to the financial markets and all of our services are currently delivered over the Internet.

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

Revenue

Revenue Summary (in thousands)
	2006	2005	Change ($)	Change (%)
For the three months ended March 31
Breakdown of major categories:
Financial Software and Content	853	606	247	+40.8%
Advertising Services	951	851	100	+11.8%
Total revenues	$1,804	$1,457	$347	+23.8%

Financial Software and Content Systems (FSCS) revenue has grown by 40.8% when comparing the three-months ended March 31, 2006 to the three-months ended March 31, 2005. The growth is attributable to a growing number of monthly agreements, renewals of existing agreements, and the expansion of our services to existing clients. Existing clients have been adding new and current products to their websites.

Advertising Services revenue includes general advertising on StockHouse and our specialty advertising products such as our investor relations and marketing packages. The increase of 11.8% between the three-months ended March 31, 2006 and 2005 is due in part to an increased number of clients purchasing specialty advertising products such as our investor relations and marketing packages throughout that period. These products target specific investors in order to maximize client exposure to potential investors. We have developed a certain level of access to the investment community through our StockHouse Web site. Our access and StockHouse brand name give us the ability to provide a range of advertising services for companies. This exposure is highly valued, and is normally sold as a comprehensive monthly program that gives the client sustained and multi-faceted exposure to potential investors. The increase is attributable to an increased market size for online advertising in general on the Stockhouse website. The Company also has launched a new real-time streaming product called StockStream. This product has now started to generate revenue and will continue to increase as we introduce the product to a larger market.

Cost of Revenues and Gross Profit
Cost of Revenues and Gross Profit Summary
(in thousands)	2006	2005	Change ($)	Change (%)
For the 3 months ended March 31
Total cost of revenue	$ 520	$271	$249	+92%
Gross profit	1,284	1,186,	98	+8%
Gross margin	71%	81%

Our cost of revenues consists of bandwidth, data feeds, and other direct product costs. Bandwidth costs are correlated with changes in our StockHouse and Financial Software and Content Systems traffic, both of which have increased from the three-months ended March 31, 2005 as compared to the three-months ended March 31, 2006.

Data feed providers, including vendors, exchanges and indices, have in the last year seen the increased value of their content. These providers want to capture this value and are requiring that the purchasers of this content track the dissemination of the proprietary data and remit a user fee. These data costs have increased and therefore have added to the cost of revenue. Cost of revenues has increased by 92% compared with the same period last year. Technological advances, improved systems and clearer interpretation by the vendors are allowing the Company to estimate the increased cost for purchasing and disseminating data. Recovery of data fees will be reported as revenue.

Gross profit has increased by 8% compared to the quarter ended March 31, 2005. This is primarily due to the increase in costs of securing quality data and increased usage fees.

Operating Expenses

Operating Expense Summary
(in thousands)	2006	2005	Change ($)	Change (%)
For the 3 months ended March 31
Breakdown:
Sales and marketing	776	477	299	+ 63%
General and administrative	633	700	(67)	- 10%
Total operating expenses	$1,409	$1,177	$232	+ 20%

Total operating expenses increased by 20% compared to the same period in 2005. These increases were expected as we are expanding the Company and increasing marketing activities.

Sales and marketing expenses increased by 63% for the three-months ended March 31, 2006 when compared with the same period in 2005. The increase in sales and marketing expenses from the comparative three-months ended March 31, 2005 is primarily due to an overall expansion of the Company and increased spending on marketing staff and marketing activities. In addition, we experienced increased commissions expense due to increased sales.

General and administrative expense decreased by 10% for the three-months ended March 31, 2006 compared to the same period in 2005. The decrease in the current quarter compared to the same period last year is primarily due to the fact that rent expense has decreased and that certain intangible assets are fully amortized. In the first quarter last year the Company paid a settlement of approximately $77,000 to cancel a lease agreement for an old New York office.

The Company allocated increased amounts to sales and marketing expenses from general and administrative expenses due to a more accurate tracking process. The following table shows previously reported operating expenses before applying similar allocations to the comparative period.

Previously reported operating expenses were:
For the 3 months ended March 31, 2005

Sales and marketing	413
General and administrative	763
Total operating expenses	$1,177

The Company anticipates that general and administrative expense will increase in the future, as the Company prepares for internal control reporting requirements of section 404 of the Sarbanes Oxley Act.

Interest income (Expenses)
Interest (Expense) Summary
	2006	2005
For the 3 months ended March 31
Total interest (expenses)	$10,382	$3,796
Breakdown:
Interest income	13,594	3,834
Cash interest expense	(3,212)	(38)

We earn interest income from our cash reserves which are held in major banks, either in interest bearing accounts or term deposits. Interest expense for the fiscal year ended March 31, 2006 consists of interest on capital leases.

The net income (loss) for three-months ended March 31, 2006 and 2005 was $(114,937) and $12,811, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2006, the Company had cash and cash equivalents of $2,070,888, an increase of $14,127 from December 31, 2005. Our cash from (used in) operations for the past 4 quarters is as follows:

(in thousands)
Q1 2006	121K
Q4 2005	(107)K
Q3 2005	205K
Q2 2005	256K
Our working capital at March 31, 2006 was $1,015,494.[1]

The Company has purchased $102,226 of computer equipment during the first three months of 2006, of which $54,392 is under capital lease.

During 2005 the Company started entering into contracts to lease computer equipment primarily for network servers. These leases generally have a term of three years. These have created capital lease obligations of $226,351 at March 31, 2006, $97,391 of which is due within the next 12 months. As certain of these capital leases, as well as certain other current liabilities are denominated in Canadian dollars, fluctuations in exchange rates with the United States can have an effect on the USD equivalent liabilities. At March 31, 2006, the Company estimates that a Canadian $0.01 increase in the exchange rate of the Canadian dollar relative to the U.S. dollar would have an approximate negative impact of $3,500 on the results of operations for the quarter.

The Company’s cash balance is expected to provide enough liquidity to help with the next twelve months of our growth, including acquisition of computer hardware upgrades. There is a risk that our current cash balance will not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues. You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. There can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements. We do not expect to declare any cash dividends in the foreseeable future.

ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

From time-to-time the Company enters into certain types of contracts that contingently require us to indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which the Company may be required to indemnify clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with its officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to us.

_____________________________________________
1 Working Capital is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similar measures disclosed by other issuers. This measure does not have a comparable GAAP measure. Working Capital is defined as current assets less current liabilities.

The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances. The terms of such obligations vary and generally, a maximum obligation is not explicitly stated as such the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006 and March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements at March 31, 2006.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s unaudited consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the unaudited consolidated financial statements.

Revenue

Financial Software and Content Systems services consist of managing, licensing, and delivering financial market information. Examples of financial market information are real time stock quotes, stock charts, public company profiles, investment information and technical stock analysis. The Company uses formal service agreements, which are typically for 24-month terms. Under the service agreements the Company normally charges its clients a set up fee, a fixed monthly fee, and additional fees for usage beyond the threshold specified in the agreement. Usage usually refers to Web site page views by the client’s end users. Revenue from set up fees and fixed monthly licensing fees for ongoing use of financial tools and content is recognized ratably over the agreement term.

All Financial Software and Content Systems services are delivered via the Internet from the Company’s Web servers to the clients’ Web sites on a continuous real time basis. Revenue is earned starting on the day the service is delivered to the customer. The Company monitors usage from the day the service is activated and record any usage-based revenue on a monthly basis as it occurs. Many agreements contain service level agreements, which specify minimum service standards and remedies, such as billing reductions, for deficiency of service. In cases where a billing adjustment occurs due to a service level deficiency, the Company reverses the applicable revenue in the month where the deficiency occurred.

Investor relations Web page tools, sold under the name IntegrateIR, are delivered to the client’s investor relations page of their Web site via an Internet data feed, in real time and on a continuous basis for an agreed period of time, normally 12 months. Revenue is recognized evenly, according to the agreed fixed rate, on a monthly basis over the term of the agreement once the IntegrateIR data feed has been activated. Setup fees, if any, are recognized ratably over the initial term of the agreement.

Advertising Services consist of investor relations Web page tools, client advertising on the Company’s investment-oriented Web sites, e-mail services, sponsorships and Internet advertising services. These services are sold either individually or bundled together into comprehensive programs.

Client advertising on the Company’s investment-oriented Web sites consists of continuous or rotating client profiles on various specialized Web pages within StockHouse.com, Smallcapcenter.com and Investormarketplace.com. Delivery of these profiles is based either on a certain number of days appearing on the Web pages or a certain quantity of page views, profile views or click-throughs, depending on the agreement. A page view is a single instance of an Internet user viewing the page which contains the client’s name and/or logo. A profile view is a single instance of an Internet user clicking on the client’s profile link. A click-through is a single instance of an Internet user clicking on the client’s profile and being redirected to the client’s Web site. Revenue is recognized on such client profile programs based on delivery, and delivery is organized and measured to equal the agreed monthly fee in each month the client is profiled on the Web pages.

E-mail services are mailings to a targeted list of e-mail addresses, with delivery consisting solely of transmitting the mailing to the e-mail targets. E-mail services may be bought on a per-transmittal basis, for which revenue is recorded when the transmittal occurs, or on a fixed-fee monthly basis in which the client receives access to a fixed number of transmittals per month. The Company records the revenue on the fixed-fee monthly e-mail services on a pro rata basis over the term of the agreement.

Internet advertising on the Company’s Web sites is delivered, and revenue is earned, on a page-view basis, as this term is defined above. Advertising insertion orders are obtained from clients and advertisements are delivered in a set rotation on

www.stockhouse.com, www.stockhouse.ca, and others. At the end of certain specified period, usually monthly, the client is given a page-view delivery report and billed according to the number of page-views delivered.

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

Cost of Revenues

Cost of revenues is recorded if the cost relates directly to the services the Company sells or to its revenue-generating Web sites such as StockHouse, Smallcapcenter, and InvestorMarketPlace. Cost of revenues consists of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, and direct advertising purchases. Data feeds are a key component of many of the Company’s Financial Software and Content Systems services, as well as a key input into the Company’s revenue-generating Web sites. Bandwidth is consumed by the Company’s revenue-generating Web sites, by its Financial Software and Content Systems services, by its IntegrateIR service, and by its e-mail mailing services.

Allowance for Doubtful Accounts

The Company evaluates accounts receivables and makes judgments as to the collectibility of each account. In general, accounts over 90 days overdue are allowed for fully, with certain exceptions where prior special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if the Company has a reasonable belief that the collection of the account is doubtful.

Property and Equipment

The Company evaluates, on a periodic basis, its property and equipment, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company then uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Amortization of property and equipment is on a straight-line basis over the asset’s estimated useful life.

Stock Based Compensation

During the first quarter of 2006, the Company implemented the following new critical accounting policy related to its stock-based compensation. Beginning on January 1, 2006, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006.  The Company’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123(R). In  accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Contingencies

From time to time, the Company is subject to proceedings, lawsuits and other claims related to labor and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The Company uses professional judgment, legal advice, and estimates in the assessment of outcomes of contingencies. The amounts of reserve required, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

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

The Company has been named as a defendant in a lawsuit in Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs have brought the action seeking damages for defamation in the amount of C$100,000 plus pre-judgment interest. The alleged defamation was caused by certain members of our Bull Boards investment discussion forum on www.stockhouse.com/ca. The Company has responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. The Company expects to be released from this litigation without incurring significant expense.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

The Company has been named as a defendant in a lawsuit in Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs have brought the action seeking damages for defamation in the amount of C$100,000 plus pre-judgment interest. The alleged defamation was caused by certain members of our Bull Boards investment discussion forum on www.stockhouse.com/ca. The Company has responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. The Company expects to be released from this litigation without incurring significant expense.

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
             None

Item 4. Submission of Matters to a Vote of Security Holders
             None

Item 5. Other Information
             None

Item 6. Exhibits and Reports on Form 8-K

      1.          Reports on Form 8-K (incorporated by reference only)

                      February 20, 2006 – Mr. Doug Keast resigns as Executive Vice President and Chief Financial Officer effective March 15, 2006

                      On March 29, 2006 we announced the appointed of Ms. Susan Lovell as our Chief Financial Officer and Secretary.

31.	302 Certification

31.1	Section 302 CEO Certification under Sarbanes-Oxley Act of 2002. *

31.2	Section 302 CFO Certification under Sarbanes-Oxley Act of 2002. *

32.	906 Certification

32.1	Section 906 CEO & CFO Certification under Sarbanes-Oxley Act of 2002 * * Filed herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)
Date: May 10th, 2006	By: /s/ Marcus New
---------------------------------------------
Marcus New, Chief Executive Officer
By: /s/ Susan Lovell
---------------------------------------------
Susan Lovell, Chief Financial Officer