Form 10QSB
period 2006-06-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2006-08-14
CIK 1054097

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes: _X_ No: ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

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
                         33,561,861 common shares at August 2, 2006 (no par value)

Transitional Small Business Disclosure Format (check one):
                         Yes: ___ No: _X_

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Stockgroup Information Systems Inc.
FORM 10-QSB

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006
PART I. FINANCIAL INFORMATION
Stockgroup Information Systems Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2006 and December 31, 2005
(Expressed in U.S. Dollars,
except number of common shares)
(unaudited)
	June 30,	December 31,
	2006	2005 (1)
ASSETS
CURRENT
Cash and cash equivalents	$2,164,028	$2,056,761
Accounts receivable [net of allowances for doubtful accounts of $92,158, December 31, 2005 $79,982 ]	673,753	760,294
Prepaid and other current assets	112,781	134,183
TOTAL CURRENT ASSETS	2,950,562	2,951,238
Property and equipment	464,911	338,686
TOTAL ASSETS	$3,415,473	$3,289,924
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities	$1,023,223	$788,618
Accrued payroll liabilities	214,709	157,570
Deferred revenues	955,638	656,805
Capital lease obligations	112,778	63,647
Income tax payable	10,000	10,000
TOTAL CURRENT LIABILITIES	2,316,348	1,676,640

Capital lease obligations	125,399	75,233
Long-term deferred revenues	86,092	89,113
TOTAL LIABILITIES	2,527,839	1,840,986
COMMITMENTS AND CONTINGENCIES (note 6)
SHAREHOLDERS' EQUITY (note 3)
Authorized shares - 75,000,000 common shares, no par value
- 5,000,000 preferred shares, no par value
Issued and outstanding - 33,561,821 common shares at
June 30, 2006; 33,522,296 common shares at December 31, 2005	13,357,646	13,359,341
Additional paid-in capital	3,276,475	3,202,417
Accumulated deficit	(15,746,487)	(15,112,820)
TOTAL SHAREHOLDERS' EQUITY	887,634	1,448,938
	$3,415,473	$3,289,924

(1) The balance sheet at December 31, 2005 has been derived from the audited condensed consolidated financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Stockgroup Information Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months period ended June 30, 2006 and 2005
(Expressed in U.S. Dollars,
except number of common shares)
(unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
REVENUES
Revenues	$1,780,650	$1,477,937	$3,585,088	$2,934,612
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	594,623	294,069	1,114,997	565,052
Sales and marketing	892,224	451,185	1,668,425	927,998
General and administrative	822,640	654,853	1,455,822	1,354,717
Total operating expenses	2,309,487	1,400,107	4,239,244	2,847,767
(LOSS) INCOME FROM OPERATIONS	(528,837)	77,830	(654,156)	86,845
Other loss	-	(4,919)	-	(4,919)
Interest income	17,085	6,594	30,679	10,428
Interest expense	(6,978)	(2,000)	(10,190)	(2,038)
NET (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME	$(518,730)	$77,505	$(633,667)	$90,316
BASIC AND DILUTED NET (LOSS)
INCOME PER COMMON SHARE	$(0.01)	$0.00	$(0.02)	$0.00
Weighted average number of common shares
- Basic	33,488,477	34,075,846	33,456,122	34,015,745
- Diluted	33,488,477	35,062,932	33,456,122	35,021,189

See accompanying notes to Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Stockgroup Information Systems Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six month period ended June 30, 2006 and 2005 (Expressed in U.S. Dollars) (unaudited)

	Six Months Ended

	June 30,	June 30,
	2006	2005
OPERATING ACTIVITIES
Net (loss) income	$(633,667)	$90,316
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating
activities:
Amortization - Property and equipment	98,314	222,187
Stock-based compensation expense	61,487	45,806
Net changes in operating assets and liabilities
Accounts receivable	86,541	61,086
Prepaid expenses and other current assets	21,402	39,960
Accounts payable and
accrued liabilities	234,605	107,142
Accrued payroll liabilities	57,139	16,612
Deferred revenues	295,812	(125,510)
NET CASH PROVIDED BY
OPERATING ACTIVITIES	$221,633	$457,599
INVESTING ACTIVITY
Purchase of property and equipment	$(81,355)	$(70,641)
NET CASH USED IN INVESTING
ACTIVITY	$(81,355)	$(70,641)
FINANCING ACTIVITIES
Repurchase of common shares	$(27,318)	$(83,603)
Proceeds on exercise of warrants	-	34,634
Proceeds on exercise of stock options	38,193	23,038
Repayment of capital lease obligations	(43,886)	-
NET CASH USED IN
FINANCING ACTIVITIES	$(33,011)	$(25,931)
NET INCREASE IN CASH
AND CASH EQUIVALENTS	$107,267	$361,027
Cash and cash equivalents,
beginning of the period	2,056,761	1,837,012
CASH AND CASH EQUIVALENTS,
END OF THE PERIOD	$2,164,028	$2,198,039
Supplemental Cash Flow Information
Interest Paid	$10,190	$2,044
Taxes Paid	700	-
Acquisitions under Capital Lease	$135,079	$96,932

See accompanying notes to Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Stockgroup Information Systems Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2006 and 2005
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Stockgroup Information Systems Inc. (“Stockgroup” or the “Company”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related footnotes thereto of the Company in its Annual Report on Form 10-KSB/A for the year ended December 31, 2005 as filed with the SEC on March 20, 2006 and an amended Form 10-KSB/A for the year ended December 31, 2005 filed May 1, 2006. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these unaudited interim consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six-months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for other future operating periods. All information is stated in U.S. dollars unless otherwise stated.

Certain comparative period figures have been reclassified to conform to the current basis of presentation. The reclassifications were between sales and marketing expenses and general and administrative expenses and between current and long term unearned revenue. Such reclassifications had no effect on total assets, total liabilities, total revenues, operating income (loss) or net income (loss) as previously reported and not considered material to disclose.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except for stock based compensation treatment as described in Note 4, there have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2006 compared to what was previously disclosed on May 1, 2006 in our Annual Report on Form 10KSB/A for the year ended December 31, 2005.

3. SHARE CAPITAL

During the six months ended June 30, 2006, the Company repurchased 100,000 common shares, at prices ranging from C$0.32 ($0.26 US) to C$0.33 ($0.27 US) per share, for an aggregate cost of C$32,913 ($27,318 US). During the first six months ended June 30, 2005 the Company had repurchased 267,000 common shares at prices ranging from of C$0.36 ($0.29US) to C$0.40 ($0.32US), for an aggregate cost of C$104,504 ($83,603US). The Company made no repurchases of its common shares during the three months ended June 30, 2006. During the three months ended June 30, 2005 the Company repurchased 267,000 common shares, as described above.

Stock Options

The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,220,600 common shares for issuance. The Plans entitle directors, employees and consultants to purchase common shares of the Company. Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve if they were granted under the 2003 Plan, otherwise they are not returned to the reserve.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

		Options Outstanding
U.S. dollars				Weighted
	Awards			Average
	Available	Number of	Price Per	Exercise
	For Grant	Options	Share	Price
	#	#	$	$
Balance at December 31, 2005	955,075	4,129,400	$0.12 - $0.59	$0.26
Options granted	(950,000)	950,000	$0.285 - $0.43	$0.37
Options exercised	-	(139,525)	$0.15 - $0.31	$0.23
Options forfeited	298,375	(331,875)	$0.385 - $0.31	$0.31
Balance at June 30, 2006	303,450	4,608,000	$0.12 - $0.59	$0.28

The Company ceased to grant stock options under its 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Stock options outstanding to purchase common shares under these plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants.

No stock compensation tax benefit has been recognized nor has any amount been capitalized to an asset.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R “Share-Based Payment, and amendment of FASB Statements No. 123 and 95” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R.

The Company has elected to use the modified–prospective approach method. Under that transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of the award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. No stock-based employee compensation expense was recognized in the Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2005.

Impact of the Adoption of FAS 123R

For the three and six months ended June 30, 2006, the Company’s net loss was $36,450 and $61,487 greater than if it would have been under the provisions of APB 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 would have been $(0.01) and $(0.02) per share. Stock option expense is categorized in Sales and Marketing expenses and General and Administrative expenses. For the six months ended June 30, 2006 $15,784 in stock option expense was related to Sales and Marketing and $45,702 was related to General and Administrative expenses.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of FAS 123R to stock-based compensation during the three and six months ended June 30, 2005 compared with reported information for the three and six months ended June 30, 2006 as follows:

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006		2005
Net (loss) income
before stock based expenses	$(482,280)	$77,505	$(572,180)		$90,316
Deduct: Stock-based
compensation expense
determined under the fair-value
based method for all awards	(36,450)	(45,001)	(61,487)		(98,439)
Net (loss) income	$(518,730)	$32,504	$(633,667)		$(8,123)
Basic and diluted net (loss)				$
income per share	$(0.01)	$0.00	$(0.02)		(0.00)

Valuation Assumptions

The fair-value of the Company’s stock-based awards granted to employees for the three and six months ended June 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected life (in years)	5 years	3.59 years	5 years	3.59 years
Risk-free interest rate	4.53%	2.83%	4.53%	2.83%
Expected volatility	50%	58%	50%	58%
Dividend yield	0%	0%	0%	0%
Fair value per stock option	$0.18	$0.18	$0.18	$0.18

The expected life of employee stock options is based on the average expected life of all outstanding stock options taking into consideration past employee behavior. The exercise price of the stock option is the price of the share on the grant date. The risk-free interest rate assumptions were based upon risk free bond rates of similar time periods as the expected life of the stock options. The computation of expected volatility for the period ended June 30, 2006 and the same period ended June 30, 2005, are based on historical computations of expected volatility.

Stock-based Award Activity

Equity awards activity under the Company’s Plans for the six months ended June 30, 2006, was as follows:

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic
	Stock Options	Exercise Price	(in years)	Value
Balance at December 31, 2005	4,129,400	$0.26
Granted	950,000	$0.37
Forfeited	(331,875)	$0.31
Exercised	(139,525)	$0.23
Outstanding at June 30, 2006	4,608,000	$0.28	2.83	$645,708
Vested and exercisable at June 30, 2006	3,399,512	$0.25	2.83	$ 615,348

The aggregate intrinsic value is equal to the difference between the exercise price of the underlying awards and the quoted price of the Company’s common shares for the 3,399,512 options that were in-the-money at June 30, 2006.

The following table summarizes the Company’s unvested equity award activity for the six months ended June 30, 2006:

		Weighted Average
Unvested Share Options	Number of Awards	grant date fair value
Unvested at December 31, 2005	963,263	$0.15
Granted	950,000	$0.19
Vested	(233,375)	$0.19
Exercised	(139,525)	$0.18
Forfeited	(331,875)	$0.20
Unvested at June 30, 2006	1,208,488	$0.19

As of June 30, 2006, total unrecognized compensation expense related to unvested awards granted under the Plans was $124,497, and was expected to be recognized over a weighted-average period of 2.83 years. Forfeiture rates used to determine unrecognized compensation expense was based on current forfeiture rates used for the six month ended June 30, 2006.

5. SEGMENTED INFORMATION

The Company has one reportable segment. “FASB No. 131, Disclosure about Segments of an Enterprise and Related Information”, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of product revenue.

Sources of Product Revenue	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Financial Software and Content Systems	$827,796	$722,640	$ 1,681,190	$1,328,406
Advertising Services	$952,854	$755,297	$ 1,903,898	$1,606,206
	$1,780,650	$1,477,937	$ 3,585,088	$2,934,612

During the three and six months ended June 30, 2006 and 2005, no customers represented greater than 10% of total revenues. No customers constituted account receivables greater than 10% of total accounts receivable at June 30, 2006 or December 31, 2005.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

In the normal course of business, the Company entered into a non-monetary transaction with a bandwidth provider on March 27, 2003, in which the Company received bandwidth in exchange for advertising services on the Company’s Web sites. The non-monetary transaction resulted in revenues of $nil for the three and six months ended June 30, 2006 and $13,695 for the three and six months ended June 30, 2005,with a corresponding charge to cost of revenues in each period. The non-monetary pricing was at fair market values based on equivalent services paid for in cash during the same period. No other non-monetary transactions occurred in the three and six months ended June 30, 2006 or 2005.

6. COMMITMENTS AND CONTINGENCIES

The Company is the plaintiff in a lawsuit pending in British Columbia Supreme Court filed against a former customer, Pacific Capital Markets Inc., in which the Company is seeking to collect amounts owed pursuant to a contract entered into in September 2000. The contract that forms the basis for the action required the Company to provide certain advertising services, for which the defendant was to pay money. The defendant provided the Company with a C$100,000 deposit and the Company delivered the requested services throughout October and November 2000, but the defendant did not make any additional payments required by the contract. The Company is suing the defendant for C$351,800, which is the balance owing to the Company under the contract, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the C$100,000 deposit. As of June 30, 2006, the Company proposed to the defendants that the proceedings be dismissed without costs but no response has been received. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations when the litigation is resolved.

The Company is a defendant in a lawsuit filed in the Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs seek damages for alleged defamation in the amount of C$100,000 plus pre-judgment interest. The plaintiffs claim that they were defamed by certain members of the Company’s Bull Boards investment discussion forum on www.stockhouse.com/ca. The Company has responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. The Company expects to be released from this litigation without incurring significant expense.

The Company is the plaintiff in a lawsuit filed in Ontario Supreme Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which the Company seeks to recover approximately C$471,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consists of unused advertising credits which were prepaid by the Company in 1999. The case is currently pending final resolution and there is considerable uncertainty as to what value, if any, will be derived if the Company wins the lawsuit. No provision has been made for recovery of these credits in the financial statements in any year.

In addition to the above, the Company is involved in various other legal matters which arise from time-to-time in the ordinary course of the Company’s business, none of which is believed to be material to its results of operations, liquidity or financial condition at this time. In accordance with “FASB No. 5, Accounting for Contingencies”, when the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Unless otherwise noted, the Company cannot reasonably estimate at this time whether a monetary settlement will be reached or predict the ultimate resolution of these legal matters.

7. ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

From time-to-time, the Company enters into certain types of contracts that require it to contingently indemnify parties against third party claims. These contracts primarily relate to: (i) service agreements, under which the Company may be required to indemnify clients for liabilities relating to data transmission and dissemination; and (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company.

The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on its balance sheets as of June 30, 2006 or December 31, 2005.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

8. SUBSEQUENT EVENT

Subsequent to the quarter ended June 30, 2006, the Company signed an agreement with a data provider to deliver market information. This agreement expires in March 2010. The Company is committed to minimum costs as follows:

2006	$38,016
2007	$202,176
2008	$228,096
2009	$228,096
2010	$57,024

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006
Item 2. Management's Discussion and Analysis or Plan of Operation

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Stockgroup Information Systems Inc., a Colorado corporation.

Overview

Our services can be separated into two categories: (i) Licensing of Financial Software and Content Systems, and (ii) Advertising Services. There are basic commonalities between the two categories - all of our services relate to the financial markets and are currently delivered over the Internet.

Much of our sales are driven by popular interest in the stock markets. Our financial software and content systems services is driven by our clients’ customers’ demand for market information... Advertising services are in greater demand when there is greater overall demand for online advertising across all industries. Our audience levels on our StockHouse website are closely correlated with the popularity of the stock market. We believe that greater audience levels on our StockHouse website will translate into larger advertising revenues over the long term.

The Internet is the delivery vehicle for all products. The Internet has not yet reached maturity and continues to reach new levels of sophistication. Increasing numbers of people are using the Internet as a source of stock market information. As a result, financial content is becoming an expected standard offering for media and financial services companies. Financial software and content systems clients, including large news websites, brokerages, banks, and other media are encountering competitive pressures to improve their financial content offering. This market expansion has driven demand for our services and has resulted in continued sales growth over the past 12 months.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Results of Operations

The following table shows each line item on our condensed consolidated statements of operations as a percentage of total revenues.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
REVENUES
Revenues	100%	100%	100%	100%
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	33%	20%	31%	19%
Sales and marketing	50%	31%	47%	32%
General and administrative	46%	44%	41%	46%
Total operating expenses	129%	95%	119%	97%
(LOSS) INCOME FROM OPERATIONS	(29%)	5%	(19%)	3%
Other loss	0%	0%	0%	(0%)
Interest income	1%	0%	1%	0%
Interest expense	0%	0%	0%	0%
NET (LOSS) INCOME AND
COMPREHENSIVE (LOSS) INCOME	(29%)	5%	(19%)	3%
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$ (0.01)	$ 0.00	$ (0.02)	$ 0.00

Overall operating expenses as a percentage of revenue for the three and six months ended June 30, 2006 has increased 65% and 49% respectively, compared to the three and six months ended June 30, 2005.

The cost of revenues (exclusive of amortization) as a percentage of revenue for both the three and six months ended June 30, 2006 has increased by 102% and 97% respectively compared with the three and six months ended June 30, 2005. Increased data costs have been the primary source for the increase in our cost of revenues (exclusive of amortization).

Sales and marketing expenses have increased by 98% to 50% of revenues, for the three months ended June 30, 2006 from 31% of revenues for the three months ended June 30, 2005. Sales and marketing expenses have increased by 80% to 47% of revenues for the six months ended June 30, 2005 from 32% of revenues for the six months ended June 20, 2005. The increase for the three and six months ended is primarily due to the growth of our sales and marketing staff and increased spending on marketing activities.

General and administrative expenses as a percentage of revenues for the three months period ended June 30, 2006 increased to 46% from the three months period ended June 30, 2006 from 44% for the three months period ended June 30, 2005. This increase is primarily due to increased staffing to support the growth of our Company. General and administrative expenses as a percentage of revenues for the six months ended June 30, 2006 decreased to 41% of revenues from 46% for the six months ended June 30, 2005. This decrease is primarily due to a reduction in the amortization of Stockhouse assets which are fully amortized which was 4% of revenues in the six months period ended June 30, 2005.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Revenues
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Financial Software and Content Systems	$ 827,796	$ 722,640	$ 1,681,190	$ 1,328,406
Advertising Services	$ 952,854	$ 755,297	$ 1,903,898	$ 1,606,206
Total Revenues	$ 1,780,650	$ 1,477,937	$ 3,585,088	$ 2,934,612

Financial Software and Content Systems revenues grew by 15% to $827,796 for the three months ended June 30, 2006, compared to $722,640 from the three months ended June 30, 2005. There was a 27% increase in these revenues to $1,681,190 for the six months ended June 30, 2006 compared to $1,328,406 for the six months ended June 30, 2005. The increase is attributable primarily to an increasing number of monthly agreements, renewals of existing agreements, and the expansion of both new and existing services to existing clients.

Advertising Services revenues includes general advertising on our StockHouse website and our specialty advertising products, such as our investor relations and marketing packages. Advertising revenues increased by 26% to $952,854 for the three months ended June 30, 2006, from $755,297 for the three months ended June 30, 2005. There was a 19% increase in these revenues to $1,903,898 for the six months ended June 30, 2006 compared to $1,606,206 for the six months ended June 30, 2005. The change is due in part to the increasing number of clients of our company that are purchasing advertising products year over year. We have developed a certain level of access to the investment community through our StockHouse website. Our access and StockHouse brand name give us the ability to provide a range of advertising services for companies. This exposure is highly valued, and is normally sold as a comprehensive monthly program designed to give the client sustained and multi-faceted exposure to potential investors and consumers. The increase in revenue for the period is attributable to an increased market size for online advertising on the Stockhouse website in general, together with the advent of a new real-time streaming product called StockStream.

Operating Expenses	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenues (exclusive of amortization)	$ 594,623	$ 294,069	$ 1,114,997	$ 565,052
Sales and marketing	$ 892,224	$ 451,185	$ 1,668,425	$ 927,998
General and administrative	$ 822,640	$ 654,853	$ 1,455,822	$ 1,354,717
Total operating expenses	$ 2,309,487	$ 1,400,107	$ 4,239,244	$ 2,847,767

Total operating expenses, increased by 65% to $2,309,487 for the three months ended June 30, 2006, from $1,400,107 for the three months ended June 30, 2005. Total operating expenses, increased by 49% to $4,239,244 for the six months ended June 30, 2005, from $2,847,767 for the six months ended June 30, 2006. We believe that total operating expenses will continue to increase as we expand our business, including our sales and marketing force.

Our cost of revenues (exclusive of amortization) consists of bandwidth, data feeds, exchange fees and other direct product costs. Costs of revenues have increased by 102% to $594,623 for the three months ended June 30, 2006, from $294,069 for the three months ended June 30, 2005. Costs of revenues have increased by 97% to $1,114,997 for the six months ended June 30, 2006, from $565,052 for the six months ended June 30, 2005. Bandwidth costs are correlated with changes in our StockHouse and Financial Software and Content Systems traffic, both of which have increased in the three and six months ended June 30, 2006 as compared to the three months and six months ended June 30, 2005. In addition, the costs associated with data feeds have increased year over year as data feed providers, including vendors and stock exchanges, have required purchasers of data to remit new user fees and older data contracts have more expensive fees. The Company is working actively to negotiate new agreements and renegotiate terms on existing contracts and as a result, expect cost reductions starting in Q4 of 2006.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Sales and marketing expenses increased by 98% to $892,224 for the three months ended June 30, 2006 from $451,185 for the three months ended June 30, 2005. Sales and marketing expenses also increased by 80% to $1,668,425 for the six months ended June 30, 2006 from $927,998 for the six months ended June 30, 2005. The increase for the three and six months ended June 30, 2006 are primarily due the overall expansion of our Company, which has included increased spending on marketing activities and the expansion of sales and marketing staff.

General and administrative expenses increased by 26% to $822,640 for the three months ended June 30, 2006 from $654,853 for the three months ended June 30, 2005. General and administrative expenses increased by 8% to $1,455,822 for the six months ended June 30, 2006 from $1,354,717 for the six months ended June 30, 2005. The increase for the 3 months ended June 30th, 2006 is primarily due to the overall expansion of our Company. Increased staffing and supporting the growth of our company has increased our costs for the quarter. In addition, increases were due to continued focus on product development including enhancing our StockStream product. For the six months ended June 30, 2006 we have seen an 8% increase as mentioned above. A decrease of approximately $120,000 is due to a reduction in amortization as the Stockhouse assets are fully amortized. Offset by increased staffing and expansion costs this quarter, the net was an increase in overall general and administrative expenses and product development costs for the six months ended June 30, 2006.

We allocated increased amounts to sales and marketing expenses from general and administrative expenses due to a more accurate time tracking process. The following table shows operating expenses before applying similar allocations to the comparative periods.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Cost of revenues (exclusive of amortization)	$ 594,623	$ 294,069	$ 1,114,997	$ 565,052
Sales and marketing	$ 732,448	$ 369,010	$ 1,360,101	$ 782,286
General and administrative	$ 982,416	$ 737,028	$ 1,764,146	$ 1,500,429
Total operating expenses	$ 2,309,487	$ 1,400,107	$ 4,239,244	$ 2,847,767

We believe that general and administrative expenses will increase in the future as we prepare to comply with the internal control reporting requirements provided by Section 404 of the Sarbanes-Oxley Act.

Interest and other income (expenses)
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Other loss	$ -	$ (4,919)	$ -	$ (4,919)
Interest income	$ 17,085	$ 6,594	$ 30,679	$ 10,428
Interest expense	$ (6,978)	$ (2,000)	$ (10,190)	$ (2,038)
Total interest and other income (expenses)	$ 10,107	$ (325)	$ 20,489	$ 3,471

We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The majority of interest expense for the three months and six months ended June 30, 2006 and June 30, 2005 represents interest charged on capital lease obligations.

Liquidity and Capital Resources

Cash and cash equivalents totaled $2,164,028 at June 30, 2006, an increase of $107,267 from December 31, 2005. In addition, we had $6,941 in marketable securities at June 30, 2006, a decrease of $6,618 from December 31, 2005.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Cash Flow Activities	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Cash provided by (used in) operating activities	$ 113,126	$ 255,580	$ 221,633	$ 457,599
Cash provided by (used in) investing activities	$ (33,521)	$ (51,880)	$ (81,355)	$ (70,641)
Cash provided by (used in) financing activities	$ 13,535	$ (40,572)	$ (33,011)	$ (25,931)
Net increase in cash and cash equivalents	93,140	163,128	107,267	361,027

Our working capital at June 30, 2006 was $634,214.1

Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivables, fees collected in advance for future revenue and the extension of payments of our liabilities.

Operating Activities

During the six months ended June 30, 2006, we generated more cash than we used from operations. These cash resources resulted primarily from net receipts of $46,049 from accounts receivable, an increase in deferred revenue of $295,812, and an increase in accounts payable and accrued liabilities of $234,605 and an increase in accrued payroll liabilities of $57,139.

The net decrease in accounts receivable during the six months ended June 30, 2006 was due to increased collections. Days outstanding decreased to 36 days at June 30, 2006 from 41 days at December 31, 2005 due to our collection efforts. The increase in deferred revenue was due to increased deposits received on new sales activities.

Investing Activities

We purchased $186,084 of computer equipment of which $135,079 is under capital lease.

During fiscal 2005, we started to enter into contracts to lease computer equipment, primarily network servers. These leases generally have a term of three years. These have created capital lease obligations of $238,177 at June 30, 2006. As certain of these capital leases, as well as certain other of our current liabilities are denominated in Canadian dollars, fluctuations in exchange rates against the U.S. dollar may have an effect on the stated amount of liabilities.

Financing Activities

Net cash provided by (used in) financing activities of $13,535 and $(33,011) for the three and six months ended June 30, 2006, respectively, was primarily attributable to the issuance of common shares under our stock option plans offset by the repurchase of the Company’s common shares.

Future Liquidity Requirements

We expect that our cash and cash equivalents balance should provide enough liquidity to help with the next twelve months of our growth, including acquisition of computer hardware upgrades. There is a risk that our current cash and cash equivalents balance may not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues. You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. Also, we can give no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements, or even if we can raise additional capital, that we can do so on terms that are commercially reasonable. We do not expect to declare or pay any cash dividends in the foreseeable future.

Accounting For and Disclosure of Guarantees

From time-to-time we enter into certain types of contracts that require us to indemnify the other parties to the contract against claims against them by third parties. These contracts primarily relate to: (i) service agreements, under which we may be required to indemnify

1 Working Capital is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similar measures disclosed by other issuers. This measure does not have a comparable GAAP measure. Working Capital is defined as current assets less current liabilities.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with our officers, directors, employees and third parties, under which the we may be required to indemnify such persons for liabilities arising out of their relationship with us or the performance of their duties for us

We regularly enter into service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and are not generally limited in amount, so it is not possible to express the amount at risk in dollars. Historically, we have not been required to make significant payments on account of these obligations and accordingly, we have not recorded any liability for obligations of this nature on our balance sheet as of June 30, 2006 and December 31, 2005.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2006 or December 31, 2005.

Critical Accounting Policies

Our audited consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-KSB and our unaudited condensed consolidated financial statements and notes thereto included in our Quarterly Reports on Form 10-QSB are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies and related disclosures, which appear in our 2005 Form 10-KSB, with our Audit Committee.

•	Revenue Recognition

•	Stock-based Compensation

•	Contingencies and Litigation

Except for stock-based compensation treatment as described below, there have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2006 compared to what was previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

Stock Based Compensation Expense

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. We began accounting for stock options under the provisions of “FASB No. 123 (revised 2004), Share-Based Payment” (FAS 123R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating share price volatility and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123R using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified-prospective method, the consolidated financial statements for the three and six months ended June 30, 2006 have not been restated to reflect, and do not include, the impact of FAS 123R.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Risk Factors

In evaluating us, our business and any investments in our business, readers should carefully consider the following factors:

Our limited operating history makes it difficult for you to judge our prospects.

We have a limited operating history upon which an evaluation of our current business and prospects can be based. You should consider any purchase of our shares in light of the risks; expenses and problems frequently encountered by all companies in the early stages of its corporate development, such as lack of capital, difficulty attracting high quality personnel, lack of market exposure, and uncertainty about the viability of our business plan.

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

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

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

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Our board of directors may authorize and issue preferred shares

Our board of directors has the authority to issue preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock. The potential consequences to our investors include a loss of perceived value of the stock in the market and a loss of future earnings and dividends, if and when dividends are declared. Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to management, including our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006
Part II. OTHER INFORMATION
Item 1. Legal Proceedings

The Company is the plaintiff in a lawsuit pending in British Columbia Supreme Court filed against a former customer, Pacific Capital Markets Inc., in which the Company is seeking to collect amounts owed pursuant to a contract entered into in September 2000. The contract that forms the basis for the action required the Company to provide certain advertising services, for which the defendant was to pay money. The defendant provided the Company with a C$100,000 deposit and the Company delivered the requested services throughout October and November 2000, but the defendant did not make any additional payments required by the contract. The Company is suing the defendant for C$351,800, which is the balance owing to the Company under the contract, plus interest and costs. The defendant has filed a statement of defense and counterclaim to recover the C$100,000 deposit. As of June 30, 2006, the Company proposed to the defendants that the proceedings be dismissed without costs but no response has been received. The Company has made no provision for the counterclaim in the financial statements and any settlement or final award will be reflected in the statement of operations when the litigation is resolved.

The Company is a defendant in a lawsuit filed in the Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs seek damages for alleged defamation in the amount of C$100,000 plus pre-judgment interest. The plaintiffs claim that they were defamed by certain members of the Company’s Bull Boards investment discussion forum on www.stockhouse.com/ca. The Company has responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. The Company expects to be released from this litigation without incurring significant expense.

The Company is the plaintiff in a lawsuit filed in Ontario Supreme Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which the Company seeks to recover approximately C$471,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consists of unused advertising credits which were prepaid by the Company in 1999. The case is currently pending final resolution and there is considerable uncertainty as to what value, if any, will be derived if the Company wins the lawsuit. No provision has been made for recovery of these credits in the financial statements in any year.

In addition to the above, the Company is involved in various other legal matters which arise from time-to-time in the ordinary course of the Company’s business, none of which is believed to be material to its results of operations, liquidity or financial condition at this time. In accordance with “FASB No. 5, Accounting for Contingencies”, when the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Unless otherwise noted, the Company cannot reasonably estimate at this time whether a monetary settlement will be reached or predict the ultimate resolution of these legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2006 we repurchased 100,000 shares of our common stock. At June 30, 2006, a maximum of 809,950 common shares were eligible for repurchase under our approved stock repurchase program announced in May 2005 and which was valid until May 2006.

Period	Total # of shares	Average Price Paid per	Total # of shares	Maximum # of shares
	repurchased	share	repurchased	available to be repurchased
January 2-14, 2006	100,000	$0.265	790,050	809,950
Item 3. Defaults Upon Senior Securities
None

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of our shareholders was held on May 30, 2006 at 1:30 p.m. Pacific Time, at which meeting our shareholders took the following actions.

-Appointment of Deloitte & Touche LLP., Independent Registered Chartered Accountants for the Company for the year ending December 31, 2006.

-Appointment of all nominees for the posts of Directors of the Board

The following is a summary of the votes cast at our annual meeting of shareholders on May 30, 2006.

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD
Election of Directors
Marcus New	18,006,224		8,850
Leslie Landes	16,644,856		1,370,218
David Caddey	18,006,524		8,550
Elisabeth DeMarse	18,009,524		5,550
Lee deBoer	18,009,524		5,550
Patrick Spain	18,008,524		6,550
Election of Other Items
Deloitte & Touche LLP. as Independent Registered Chartered Accountants for the Company	18,009,524		5,550

Item 5. Other Information

On March 29, 2006 we appointed Ms. Susan Lovell as our Chief Financial Officer and Secretary.

On June 2, 2006 we appointed Mr. Michael Donnelly as our Vice President of Sales.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Exhibit Title

3.1	Articles of Incorporation & Bylaws – incorporated by reference to Form 10SB12G filed January 29, 1998.

4.1	1999 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed November 16, 1999.

4.2	2000 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed May 15, 2001.

4.3	2001 and 2002 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed May 13, 2002.

4.4	2003 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed April 15, 2004.

10.1 (1)	Stockgroup Information Systems, Inc. 2003 Stock Option Plan – Amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1) Incorporated by reference to Exhibit 10.1 filed on Form S-8POS with the SEC on May 19, 2006 (File No. 333-114481)

Stockgroup Information Systems Inc.	Form 10-QSB June 30, 2006

(b) Reports on Form 8-K

Date filed or furnished	Item No.	Description of Form 8-K
June 2, 2006	5.02 and 9.01	The Company announced the appointment of Mr. Michael Donnelly as VP Sales.
July 6, 2006 and amended July 13, 2006	4.01 and 9.01	Appointment of Deloitte & Touche LLP, independent registered chartered accountants as Company’s principal independent accountants effective May 30, 2006.
July 19, 2006	5.02 and 9.01	The Company announced the appointment of Mr. Thomas Baker and Mr. Stephen Zacharias to the Board of Directors

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)
Date: August 14th, 2006	By: /s/ Marcus New
---------------------------------------------
Marcus New, Chief Executive Officer
By: /s/ Susan Lovell
---------------------------------------------
Susan Lovell, Chief Financial Officer