Form 10QSB
period 2006-09-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2006-11-09
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                    For the quarterly period ended September 30, 2006

[ ] Transition report UNDER Section 13 or 15(d) of the Exchange Act

                                    For the transition period from: _______________ to _______________

Commission file number: 0-23687

STOCKGROUP INFORMATION SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1379282
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 500-750 West Pender Street, Vancouver, British Columbia, V6C 2T7
(Address of principal executive offices)

(604) 331-0995
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: __ No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes: __ No: ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,166,663 common shares at October 31, 2006 (no par value)

Transitional Small Business Disclosure Format (check one): Yes: __ No [X]

Stockgroup Information Systems Inc. FORM 10-QSB INDEX
PART I		FINANCIAL INFORMATION

Item	1	Financial Statements (unaudited)
		CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2006 and December 31, 2005	3
		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Three and Nine Months Ended September 30, 2006 and 2005	4
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine Months Ended September 30, 2006 and 2005	5
		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item	2	Management's Discussion and Analysis or Plan of Operation	13

Item	3	Controls and Procedures	25

PART II		OTHER INFORMATION

Item	1	Legal Proceedings	26

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item	6	Exhibits	27
SIGNATURES			28

PART I. FINANCIAL INFORMATION Stockgroup Information Systems Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (Expressed in U.S. Dollars, except number of common shares) (unaudited)
	September 30, 2006	December 31, 2005 (1)

ASSETS
Current Assets:
Cash and cash equivalents	$2,448,857	$2,056,761
Accounts receivable (net of allowances for doubtful accounts of $81,955; December 31, 2005 - $79,982)	714,365	760,294
Prepaid and other current assets	151,312	134,183
TOTAL CURRENT ASSETS	3,314,534	2,951,238
Property and equipment, net	491,538	338,686
TOTAL ASSETS	$3,806,072	$3,289,924
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$738,921	$431,826
Accrued liabilities	434,266	366,792
Accrued payroll liabilities	194,175	157,570
Deferred revenues	1,057,796	656,805
Capital lease obligations (note 6)	132,698	63,647
TOTAL CURRENT LIABILITIES	2,557,856	1,676,640
Long-term capital lease obligations (note 6)	139,561	75,233
Long-term deferred revenues	77,506	89,113
TOTAL LIABILITIES	2,774,923	1,840,986
Commitments and contingencies (note 6)
Shareholders’ Equity (note 3):
Authorized shares – 75,000,000 common shares, no par value
– 5,000,000 preferred shares, no par value
Common shares issued and outstanding - 34,751,663 at September 30, 2006 (December 31, 2005 - 33,522,296)	13,639,040	13,359,341
Additional paid-in capital	3,384,585	3,202,417
Accumulated deficit	(15,992,476)	(15,112,820)
TOTAL SHAREHOLDERS’ EQUITY	1,031,149	1,448,938
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,806,072	$3,289,924

(1) The balance sheet at December 31, 2005 has been derived from the audited condensed consolidated financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in U.S. Dollars, except number of common shares) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
REVENUES
Revenues	$1,889,638	$1,369,103	$5,474,726	$4,303,715
OPERATING COSTS AND EXPENSES
Cost of revenues
(exclusive of amortization)	517,554	482,639	1,632,551	1,047,691
Sales and marketing	737,092	568,167	2,405,517	1,496,165
General and administrative	890,732	515,148	2,346,554	1,869,865
Total operating expenses	2,145,378	1,565,954	6,384,622	4,413,721
Loss from operations	(255,740)	(196,851)	(909,896)	(110,006)
Interest income (expense), net	9,751	7,996	30,240	16,386
Other income (expense), net	-	3,727	-	(1,192)
Net loss before income taxes	(245,989)	(185,128)	(879,656)	(94,812)
Provision for income taxes	-	(22,495)	-	(22,495)
Net loss and comprehensive loss	$(245,989)	$(207,623)	$(879,656)	$(117,307)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$0.00

Common shares used in computing basic and diluted net loss per share	33,618,982	34,764,042	33,511,038	34,951,150
See accompanying notes to Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in U.S. Dollars) (unaudited)
	Nine Months Ended September 30,

	2006	2005
Operating activities:
Net loss	$(879,656)	$(117,307)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization of property and equipment	154,820	246,418
Stock-based compensation expense	102,060	45,806
Changes in operating assets and liabilities
Accounts receivable	45,929	13,353
Prepaid and other current assets	(17,129)	35,284
Accounts payable	307,095	249,150
Accrued liabilities	67,474	114,252
Accrued payroll liabilities	36,605	69,927
Deferred revenues	389,384	5,547
NET CASH PROVIDED BY OPERATING ACTIVITIES	206,582	662,430
Investing activities:
Purchases of property and equipment	(115,725)	(119,062)
NET CASH USED IN INVESTING ACTIVITIES	(115,725)	(119,062)
Financing activities:
Repurchase of common shares	(27,333)	(118,017)
Proceeds on exercise of stock options	44,538	23,038
Proceeds on exercise of warrants	-	41,920
Proceeds on private placement, net of costs	342,602	-
Repayment of capital lease obligations	(58,568)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	301,239	(53,059)
Net increase in cash and cash equivalents	392,096	490,309
Cash and cash equivalents, beginning of period	2,056,761	1,837,012
Cash and cash equivalents, end of period	$2,448,857	$2,327,321
Supplemental Cash Flow Information:
Interest paid	$16,141	$4,666
Taxes paid	13,987	-
Assets acquired through capital lease transactions	191,947	96,932
Value of warrants issued in connection with private placement (note 3)	93,474	-
See accompanying notes to Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

1. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Stockgroup Information Systems Inc. (“Stockgroup” or the “Company”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related footnotes thereto of the Company in its Annual Report on Form 10-KSB/A for the year ended December 31, 2005 as filed with the SEC on March 20, 2006 and an amended Form 10-KSB/A for the year ended December 31, 2005 filed May 1, 2006. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these unaudited interim consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for other future operating periods. All information is stated in U.S. dollars unless otherwise stated.

     Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on total assets, total liabilities, total revenues, operating income (loss) or net income (loss) as previously reported and were not considered material to disclose.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Except for stock-based compensation expense as described in Note 4, there have been no significant changes in the Company’s critical accounting policies during the three and nine months ended September 30, 2006 compared to what was previously disclosed on May 1, 2006 in the Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

3. SHARE CAPITAL

Stock Options

     The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,220,600 common shares for issuance. The Plans entitle directors, employees and consultants to purchase common shares of the Company on the exercise of stock options. Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve if they were granted under the 2003 Plan.

     The following table provides information on the Company’s outstanding options and options available for grant at September 30, 2006, and activity since December 31, 2005:

	Number of Options Available For Grant	Options Outstanding
		Number of Options	Price Per Share U.S $	Weighted Average Exercise Price U.S. $
Balance at December 31, 2005	955,075	4,129,400	$0.12 - $0.59	$0.26
Options granted	(1,141,250)	1,141,250	$0.29 - $0.44	$0.38
Options exercised	-	(162,650)	$0.15 - $0.31	$0.27
Options forfeited	371,250	(418,750)	$0.15 - $0.38	$0.31
Balance at September 30, 2006	185,075	4,689,250	$0.12 - $0.59	$0.28

     The Company ceased granting of stock options under its 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Stock options outstanding to purchase common shares under these plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants. During the three and nine months ended September 30, 2006, respectively, there were 23,125 and 162,650 options exercised for proceeds of $6,344 and $44,538, respectively. Subsequent to September 30, 2006, an additional 415,000 options were exercised for proceeds of $89,075.

Private Placement Transaction

     On September 26, 2006, the Company completed a restricted non-brokered private placement for 1,166,667 purchased securities (“Unit”) at a price of $0.30 per Unit with ten of its directors and senior management. Each Unit consisted of one common share and one share purchase warrant (“Warrant”) for the purchase of one common stock. Each Warrant entitles the holder to purchase one common share at a price of $0.40 per share at any time until the close of business on the day which is twenty-four months from the date of issue of the Unit. All shares issued in connection with the private placement and any shares issued on exercise of warrants comprised in those Units will be subject to a one year hold period. At September 30, 2006, all 1,166,667 warrants were outstanding.

     Legal fees and other costs were approximately $7,398, resulting in net proceeds of $342,602. Of the net proceeds, $274,000 were allocated to common stock and $68,602 were allocated to additional paid in capital (associated with warrants) based on the fair value of each security at the time of issuance. The Black-Scholes value of each warrant of $0.08 was determined based on the following assumptions: expected life of 2 years; market price on date of issue of $0.32; exercise price of $0.40 per warrant; risk-free interest rate of 4% and volatility of 54%.

Repurchase of Common Stock

     During the nine months ended September 30, 2006, the Company repurchased 100,000 common shares of its stock, at prices ranging from C$0.32 (U$0.26) to C$0.33 (U$0.27) per share, for an aggregate cost of C$32,913 (U$27,333). The Company’s stock repurchase program expired in May 2006. During the nine months ended September 30, 2005, the Company repurchased 377,000 common shares at prices ranging from of C$0.36 (U$0.29) to C$0.40 (U$0.32), for an aggregate cost of C$151,218 (U$118,017).

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

     The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense for the three and nine months ended September 30, 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Impact of the Adoption of FAS 123R

     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based awards during the three and nine months ended September 30, 2005 compared with reported information for the three and nine months ended September 30, 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006		2005
Net loss – as reported for prior periods (1)	$	N/A	$(207,623)	$	N/A	$(117,307)
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards (2)		N/A	(35,036)		N/A	(133,150)
Net loss, including the effect of stock-based compensation expense – pro forma in 2005 (3)		$(245,989)	$(242,659)		$(879,656)	$(250,457)
Basic and diluted net loss per share – pro forma in 2005		$(0.01)	$(0.01)		$(0.03)	$(0.01)

(1)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.

(2)	Stock-based compensation expense prior to 2006 was calculated based on the pro forma application of FAS 123.

(3)	Net loss for the three and nine months ended September 30, 2006, respectively, included $40,573 and $102,060 of stock-based compensation expense calculated in accordance with FAS 123R.

     The following table summarizes the stock-based compensation expense under FAS 123R associated with the grant of stock options for the three and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended September 30,

	2006	2006
Sales and marketing	$8,923	$36,546
General and administrative	31,650	65,514
Total stock-based compensation	$40,573	$102,060

Valuation Assumptions

     The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for the three and nine months ended September 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life (in years)	5 years	3 years	5 years	3 years
Risk-free interest rate	4%	3%	4%	3%
Expected volatility	53%	51%	52%	51%
Dividend yield	0%	0%	0%	0%
Fair value per stock option	$0.21	$0.18	$0.19	$0.18

     The expected life of employee stock options is based on the average expected life of all outstanding stock options taking into consideration past employee exercise behavior. The exercise price of the stock option is equal to the market value of the Company’s common stock on the grant date. The Company uses the zero coupon interest yield rate comparable to the expected life of the option. Expected volatility is based on historical computations of the Company’s volatility.

Stock-based Award Activity

     Equity awards activity under the Company’s Plans for the nine months ended September 30, 2006, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock	Price –	Term	Value –
	Options	U.S.$	(in years)	U.S. $
Balance at December 31, 2005	4,129,400	$0.26
Granted	1,141,250	$0.38
Forfeited	(418,750)	$0.31
Exercised	(162,650)	$0.27
Outstanding at September 30, 2006	4,689,250	$0.28	2.65	$232,792
Vested and exercisable at September 30, 2006	3,591,350	$0.25	2.10	$232,143

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at September 30, 2006 and the exercise price of the underlying awards, where the stock options are in-the-money. At September 30, 2006, there were 3,054,250 in-the-money options outstanding and 3,015,725 in-the-money options vested and exercisable.

     The following table summarizes the Company’s unvested equity award activity for the nine months ended September 30, 2006:

		Weighted-Average
		Grant Date Fair
	Number of Awards	Value – U.S $
Unvested at December 31, 2005	963,263	$0.15
Granted	975,625	$0.19
Vested	(560,988)	$0.18
Forfeited	(280,000)	$0.17
Unvested at September 30, 2006	1,097,900	$0.19

     As of September 30, 2006, total unrecognized compensation expense related to unvested awards granted under the Plans was $114,553, which is expected to be recognized over a weighted-average period of 2.65 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the nine months ended September 30, 2006.

5. SEGMENTED INFORMATION

     The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Financial Software and Content Systems	$841,169	$767,367	$2,522,359	$2,095,773
Advertising Services	1,048,469	601,736	2,952,367	2,207,942
Total revenues	$1,889,638	$1,369,103	$5,474,726	$4,303,715

     During the three and nine months ended September 30, 2006 and 2005, no customers represented greater than 10% of total revenues. No customers constituted account receivables greater than 10% of total accounts receivable at September 30, 2006. One customer constituted approximately 14% of total accounts receivable at December 31, 2005.

6. COMMITMENTS AND CONTINGENCIES

Litigation

     The Company was the plaintiff in a lawsuit pending in British Columbia Supreme Court filed against a former customer, Pacific Capital Markets Inc., in which the Company was seeking to collect amounts owed pursuant to a contract entered into in September 2000. The contract that forms the basis for the action required the Company to provide certain advertising services, for which the defendant was to pay money. The defendant provided the Company with a C$100,000 deposit and the Company delivered the requested services throughout October and November 2000, but the defendant did not make any additional payments required by the contract. The Company was suing the defendant for C$351,800, which was the balance owing to the Company under the contract, plus interest and costs. The defendant filed a statement of defense and counterclaim to recover the C$100,000 deposit. The Company had made no provision for the counterclaim in the financial statements. On June 29, 2006, the Company proposed to the defendants that the proceedings be dismissed without costs. On September 12, 2006, two Consent Dismissal Orders were signed by each party and filed with the British Columbia Supreme Court. One related to the Company’s claim and one to the counterclaim of the Defendant.

     The Company is a defendant in a lawsuit filed in the Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs seek damages for alleged defamation in the amount of C$100,000 plus pre-judgment interest. The plaintiffs claimed that they were defamed by certain members of the Company’s Bull Boards investment discussion forum on www.stockhouse.com/ca. The Company has responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. The Company expects to be released from this litigation without incurring significant expense.

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

Commitments

Data Provider

     The Company entered into an agreement with a data provider for the delivery of market data used in the Company’s products. The agreement expires in March 2010, with an option to renew for an additional 12 months at the then applicable current rates. The total commitment is estimated at $765,000, with approximately $32,000 of costs to be incurred during the remainder of 2006.

Operating and Capital Leases

     During the three months ended September 30, 2006, the Company entered into two new office space lease agreements. The majority of the increase in the operating lease commitment from December 31, 2005 relates to the renewal of the Vancouver lease, which was renewed for an additional 6 years commencing on April 1, 2007. During the nine months ended September 30, 2006, the Company entered into four new capital lease agreements for computer hardware. The Company has total contractual cash obligations for operating and capital lease commitments as follows at September 30, 2006:

	Payments Due by Period
	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	More Than 5 Years

Operating leases	$2,063,348	$318,073	$630,395	$626,160	$488,720
Capital leases	272,259	132,698	139,561	-	-
Total contractual cash obligations	$2,335,607	$450,771	$769,956	$626,160	$488,720

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on its balance sheets as of September 30, 2006 or December 31, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this quarterly report on Form 10-QSB. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Stockgroup and our industry. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Factors Affecting our Business” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

     Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

     In this discussion, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Stockgroup Information Systems Inc., a Colorado corporation.

Overview

     Our services can be separated into two categories: (i) Licensing of Financial Software and Content Systems, and (ii) Advertising Services. The basic commonalities between the two categories are that all of our services relate to the financial markets and all are currently delivered over the Internet.

     Much of our sales are driven by popular interest in the stock markets. Our financial software and content systems services are driven by our clients’ customers’ demand for market information. Advertising services are in greater demand when there is greater overall demand for online advertising across all industries. Our audience levels on our StockHouse website are closely correlated with the popularity of the stock market. We believe that greater audience levels on our StockHouse website will translate into larger advertising revenues over the long term.

     The Internet is the delivery vehicle for all of our products. The Internet has not yet reached maturity and continues to reach new levels of sophistication. Increasing numbers of people are using the Internet as a source of stock market information. As a result, financial content is becoming an expected standard offering for media and financial services companies. Financial software and content systems clients, including large news websites, brokerages, banks, and other media are encountering competitive pressures to improve their financial content offering. This market expansion has driven demand for our services and has resulted in continued sales growth.

Results of Operations

     The following table shows each line item on our condensed consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 (1)	2005	2006 (1)	2005
REVENUES
Revenues	100%	100%	100%	100%
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	27%	35%	30%	24%
Sales and marketing	39%	41%	44%	35%
General and administrative	47%	38%	43%	43%
Total operating costs and expenses	114%	114%	117%	103%
Loss from operations	(14%)	(14%)	(17%)	(3%)
Interest income (expense)	1%	1%	1%	0%
Other income (expense)	0%	0%	0%	0%
Net loss before income taxes	(13%)	(13%)	(16%)	(2%)
Provision for income taxes	0%	(2%)	0%	(1%)
Net loss and comprehensive loss	(13%)	(15%)	(16%)	(3%)

(1) Total operating costs and expenses for the three and nine months ended September 30, 2006 include stock-based compensation calculated in accordance with FAS 123R. Stock based compensation in the three and nine months ended September 30, 2006, respectively, was $40,573 and $102,060, or 2% of total revenues in each period. The Company recorded $nil and $45,806 of stock-based compensation in accordance with FAS 123 for the three and nine months ended September 30, 2005.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Financial Software and Content Systems	$841,169	$767,367	$2,522,359	$2,095,773
Advertising Services	1,048,469	601,736	2,952,367	2,207,942
Total revenues	$1,889,638	$1,369,103	$5,474,726	$4,303,715

The majority of our revenues are derived from customers located in North America.

Financial Software and Content Systems

     Financial Software and Content Systems revenues increased by 10% to $841,169 for the three months ended September 30, 2006 from $767,367 for the three months ended September 30, 2005, and increased by 20% to $2,522,359 for the nine months ended September 30, 2006 from $2,095,773 for the nine months ended September 30, 2005. The increases in each period are the result of additional revenues for new monthly agreements signed in the period, the renewal of existing agreements and the expansion of both new and existing services to current clients.

Advertising Services

     Advertising Services revenues included general advertising on our StockHouse website and our specialty advertising products, such as our investor relations and marketing packages. Advertising revenues increased by 74% to $1,048,469 for the three months ended September 30, 2006 from $601,736 for the three months ended September 30, 2005, and increased by 34% to $2,952,367 for the nine months ended September 30, 2006 from $2,207,942 for the nine months ended September 30, 2005.

     Advertising services revenues have increased as the result of the mix of additional customers purchasing advertising, and the amount of advertising purchased by customers. We provide online advertising services to a wide range of companies. Our smaller publicly traded companies who need a cost-effective method of creating awareness of their company in the investment community, contributed approximately 69% of advertising revenues in the three months ended September 30, 2006, and 61% of advertising revenues in the nine months ended September 30, 2006. During 2005, this group of customers contributed 68% and 67% of advertising revenues for the three and nine months ended September 30, 2005, respectively. The revenues from this source are not consistent and are dependent on the stock market.

     The StockHouse brand name and the functionality of stockhouse.com and stockhouse.ca websites, including our recently launched “Blogs”, provide us with a link to the investment community. The StockHouse website allows us to provide a range of advertising services for our clients where they will gain exposure to an affluent group of consumers.

Seasonality

     We traditionally see a slow down in our third quarter of each year in our advertising revenues. This is due to lower activity in the financial markets during this period. While we reported more total revenues in the three months ended September 30, 2006 than in each of the prior two quarters of 2006, we believe that there is seasonality in our business. Our total revenues for the three months ended September 30, 2005 were lower than our revenues in each of the prior two quarters of 2005.

Operating Costs and Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Cost of Revenue (exclusive of amortization)	$517,554	$482,639	$1,632,551	$1,047,691
Sales and marketing	737,092	568,167	2,405,517	1,496,165
General and administrative	890,732	515,148	2,346,554	1,869,865
Total operating costs and expenses	$2,145,378	$1,565,954	$6,384,622	$4,413,721

     Total operating costs and expenses increased by 37% to $2,145,378 for the three months ended September 30, 2006 from $1,565,954 for the three months ended September 30, 2005. Total operating expenses increased by 45% to $6,384,622 for the nine months ended September 30, 2006 from $4,413,721 for the nine months ended September 30, 2005. We expect that total operating expenses will continue to increase as we expand our business, including our product line, sales, marketing team and infrastructure.

     Total operating expenses as a percentage of total revenues remained consistent for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Total operating expenses as a percentage of total revenues increased by 14% to 117% for the nine months ended September 30, 2006 from 103% for the nine months ended September 30, 2005.

     We have reclassified certain comparative period figures to conform to the current basis of presentation. These reclassifications had no effect on total revenues, total operating loss or net loss as previously reported and were not considered material to disclose.

Cost of revenues

     Our cost of revenues (exclusive of amortization) consists of bandwidth, data feeds, exchange fees and other direct product costs. Costs of revenues increased by 7% to $517,554 for the three months ended September 30, 2006, from $482,639 for the three months ended September 30, 2005. Costs of revenues increased by 56% to $1,632,551 for the nine months ended September 30, 2006, from $1,047,691 for the nine months ended September 30, 2005.

     As a percentage of total revenues, cost of revenues decreased by 8% for the three months ended September 30, 2006 over the comparative period, and increased by 6% for the nine months ended September 30, 2006 over the comparative period. Generally, bandwidth costs are correlated with changes in our StockHouse and Financial Software and Content Systems traffic. This traffic increased in 2006 over 2005. In addition, the costs associated with data feeds have increased year over year as data feed providers, including vendors and stock exchanges, have required purchasers of data to remit new user fees and older data contracts have more expensive fees. For the three months ended September 30, 2006, the decrease as a percentage of revenues resulted from cost savings achieved on bandwidth, which was the result of negotiation with suppliers to reduce these costs. For the nine months ended September 30, 2006, the majority of the increase as a percentage of revenues was the result of additional data feed costs.

Sales and Marketing

     Sales and marketing expenses increased by 30% to $737,092 for the three months ended September 30, 2006, from $568,167 for the three months ended September 30, 2005. Sales and marketing expenses increased by 61% to $2,405,517 for the nine months ended September 30, 2006 from $1,496,165 for the nine months ended September 30, 2005. The increase for the three and nine months ended September 30, 2006 was primarily due to the ramp up of our Financial Services sales team in New York and our Marketing department in Vancouver. Costs associated with payroll and commissions have increased with the expansion of our staff base, including key personnel. In addition, we have increased spending on marketing activities.

     As a percentage of total revenues, sales and marketing expenses decreased by 2% for the three months ended September 30, 2006 over the comparative period, and increased by 9% for the nine months ended September 30, 2006 over the comparative period.

     Stock-based compensation expense was $8,923 and $36,546, respectively, for the three and nine months ended September 30, 2006.

General and Administrative

     General and administrative expenses currently include: corporate costs, research and development costs, infrastructure costs related to our business, implementation expenses related to the customization of our products and customer service costs associated with the support of our products. General and administrative expenses increased by 73% to $890,732 for the three months ended September 30, 2006, from $515,148 for the three months ended September 30, 2005. General and administrative expenses increased by 25% to $2,346,554 for the nine months ended September 30, 2006, from $1,869,865 for the nine months ended September 30, 2005.

     General and administrative expenses as a percentage of revenues increased to 47% for the three months ended September 30, 2006, from 38% for the three months period ended September 30, 2005. General and administrative expenses as a percentage of revenues remained consistent at 43% for the nine months ended September 30, 2006 and 2005. However, considering the absence of the amortization of our StockHouse asset in 2006 expenses (which was 3% of revenues for 2005), general and administrative expenses have increased as a percentage of revenues.

The primary changes in general and administrative expense are as follows:

•	Costs associated with payroll and the payment of consultants range between 55% and 65% in any given period dependent on the number of employees and the use of consultants for special projects.

•	In conjunction with entering into the agreement with a data provider for the delivery of market data used by our products, we incurred approximately $61,000 in costs in the three months ended September 30, 2006 related to the development of the infrastructure related to putting this data feed in place.

•	We continued to focus on product development in the nine months ended September 30, 2006, and we incurred additional costs associated with the development of our StockStream products. This resulted in additional costs in the 2006 compared to 2005. We believe that these costs will continue to increase as we continue to invest in our products.

•	We believe that costs will continue to increase as we prepare to comply with the internal control reporting requirements provided by Section 404 of the Sarbanes-Oxley Act.

•	Stock-based compensation expense was $31,650 and $65,514, respectively, for the three and nine months ended September 30, 2006.

Interest and other income (expense)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Interest income	$15,702	$10,621	$46,380	$21,049
Interest expense	$(5,951)	$(2,625)	$(16,140)	$(4,663)
Other income (expense)	$-	$3,727	-	(1,192)
Total interest and other income (expense)	$9,751	$11,723	$30,240	$15,194

     We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The increase in interest income resulted from an increase in interest rates in the year and our overall cash balance. The majority of interest expense for the three and nine months ended September 30, 2006 and September 30, 2005 represents interest charged on capital lease obligations. We continued to enter into capital leases during the year.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $2,448,857 at September 30, 2006, an increase of $392,096 from December 31, 2005.

	Nine Months Ended September 30
	2006	2005
Cash provided by operating activities	$206,582	$662,430
Cash (used in) investing activities	(115,725)	(119,062)
Cash provided by (used in) financing activities	301,239	(53,059)
Net increase in cash and cash equivalents	$392,096	$490,309

     Historically, our principal source of liquidity has been our operating cash flow, fees collected in advance and the extension in timing of the payment of our liabilities. In the three months ended September 30, 2006, the closing of a restricted non-brokered private placement contributed approximately $343,000 to our cash and cash equivalents balance.

Operating Activities. During the nine months ended September 30, 2006, we generated more cash than we used from operations. Our net loss of $879,656 for the nine months ended September 30, 2006 was offset by non-cash adjustments of $256,880, and our cash from operations were impacted by increases as follows: deferred revenues of $389,384 resulting from increased deposits received on new sales activities; accounts payable of $307,095 due to payment timing of invoices; accrued payroll liabilities of $36,605 related to amounts accrued but not yet paid; and accrued liabilities of $67,474 associated with additional estimated costs in operating our business.

     The net decrease in accounts receivable during the nine months ended September 30, 2006 was primarily due to increased collections during the three months ended September 30, 2006. Days sales outstanding for the three months ended September 30, 2006, were 34 days. Days sales outstanding for the nine months ended September 30, 2006 and 2005 remained constant at 37 days. Days sales outstanding at December 31, 2005 were 41 days.

     During the nine months ended September 30, 2005, we also generated more cash than we used from operations. Our net loss of $117,307 for the nine months ended September 30, 2005 was offset by non-cash adjustments of $292,224, which mainly comprised of amortization on our assets including our StockHouse assets. Increases in accounts payable of $249,150, increases in accrued payroll liabilities of $69,927, and increases in accrued liabilities of $114,252 comprised the majority of the remaining change.

Investing Activities. Net cash of $115,725 used in the nine months ended September 30, 2006, was the result of capital asset purchases in the period, primarily related to computer equipment. In addition, we entered into four capital lease agreements in the nine months ended September 30, 2006 for computer equipment, primarily network servers for approximately $192,000. The cash impact of the repayment of these leases is recorded as a financing activity.

     Net cash of $119,062 used in the nine months ended September 30, 2005, was the result of capital asset purchases in the period, related to computer equipment, computer software and leasehold improvements for our Vancouver office. In addition, we started to enter into capital lease agreements in the nine months ended September 30, 2005 for computer equipment, primarily network servers for approximately $97,000. All of our capital leases have terms which range from two to five years.

Financing Activities. Net cash provided by financing activities of $301,239 in the nine months ended September 30, 2006, was the result of: net cash of approximately $342,602 from a restricted non-brokered private placement of 1,166,667 shares which closed on September 26, 2006, cash received on the exercise of stock options of $44,538, offset by cash paid to repurchase common stock of $27,333 and cash paid on the repayment of capital lease obligations of $58,568.

     Net cash used in financing activities of $53,059 in the nine months ended September 30, 2005, was attributable to: the repurchase of our common stock for cash of $118,017; the issuance of common shares under our stock option plans for cash of $23,038; and cash received on the exercise of warrants of $41,920. During 2006, there were no warrants outstanding prior to the September 2006 private placement, and no warrants were exercised in the nine months ended September 30, 2006. We do not currently have an approved stock repurchase plan.

Future Liquidity Requirements

     We expect that our cash and cash equivalents balance should provide enough liquidity to help with the next twelve months of our growth, including acquisition of computer hardware upgrades. There is a risk that our current cash and cash equivalents balance may not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues. You should be cautioned that there can be no assurance that revenues, margins, and profitability will increase. Also, we can give no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements, or even if we can raise additional capital, that we can do so on terms that are commercially reasonable. We do not expect to declare or pay any cash dividends in the foreseeable future.

Contractual Obligations

     Our contractual obligations have changed materially from those presented as of December 31, 2005 in our Annual Report on Form 10-KSB. During the three months ended we entered into two new office space lease agreements. The majority of the increase in the operating lease commitment from December 31, 2005 relates to the renewal of our Vancouver office lease, which was renewed for an additional 6 years commencing on April 1, 2007. The new terms of this lease result in a commitment of approximately $1,841,000, which brings the total commitment for operating leases at September 30, 2006 to $2,063,348. In addition, we entered into four new capital lease agreements in fiscal 2006, resulting in capital lease obligations in aggregate of $272,259 at September 30, 2006.

Accounting For and Disclosure of Guarantees

     From time-to-time we enter into certain types of contracts that require us to indemnify the other parties to the contract against claims against them by third parties. These contracts primarily relate to: (i) service agreements, under which we may be required to indemnify clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with our officers, directors, employees and third parties, under which the we may be required to indemnify such persons for liabilities arising out of their relationship with us or the performance of their duties for us

     We regularly enter into service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and are not generally limited in amount, so it is not possible to express the amount at risk in dollars. Historically, we have not been required to make significant payments on account of these obligations and accordingly, we have not recorded any liability for obligations of this nature on our balance sheet as of September 30, 2006 and December 31, 2005.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2006 or December 31, 2005.

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

Except for stock-based compensation treatment as described below, there have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2006 compared to what was previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

     We adopted FAS 123R using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified-prospective method, the consolidated financial statements for the three and nine months ended September 30, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.

Factors Affecting Our Business

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of options. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, and other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report on Form 10-QSB. Additional factors and uncertainties not currently known to use or that we currently consider immaterial could also harm our business, operating results and financial condition.

Risks Related to Our Business

We have a history of operating losses and we cannot predict if or when we will be profitable.

We have a history of operating losses in the past years, and net loss from operations for the nine months ended September 30, 2006 of $879,656. We currently cannot estimate if we will be profitable in fiscal 2006 or future fiscal periods. In addition, we have limited operating history upon which an evaluation of our current business and prospects can be based.

Computer equipment problems and failures could adversely affect business.

Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times for our Web-based services, which could reduce the attractiveness of our Web site and financial tools to our customers and users. Should such interruptions continue for an extended period we could lose significant business and our reputation could be damaged. Equipment problems and failures could result from a number of causes, including an increase in the number of users of our Web site, computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures and internal breakdowns. In addition, any disruption in Internet access and data feeds provided by third parties could have a material and adverse effect on our businesses. If we experience a major disaster such as a fire, theft, or intentional destruction of our computer equipment, we cannot be certain of the extent of the disruption to our business.

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

In the aggregate, beneficial ownership of our shares by management represents approximately 23% of issued and outstanding shares of our common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

We may be held liable for online information or services provided by third parties or us.

Because materials may be downloaded by the public on Internet services offered by us or the Internet access providers with whom we have relationships, and because third party information may be posted by third parties on our Web site through discussion forums and otherwise, there is the potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories. Such claims have been brought against providers of online services in the past. We have been named in one lawsuit in which defamation is alleged to have occurred on our Internet discussion forum called Bull Boards. The imposition of liability based on such claims could materially and adversely affect us.

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

We generally purchase data including trademarked and copy-written data that may or may not be under contract. The advancement in technologies and increased sophistication of systems is resulting in increased scrutiny of data and costs. We attempt to stay current with all vendors however the timing of identifying the vendors and costs of data may cause significant increase in cost of rates.

Our general liability insurance will not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Ownership of Our Common Stock

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a shareholder’s ability to buy and sell our stock.

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Future issuances of shares may adversely impact the value of our stock.

We may attempt to raise additional capital through the sale of common stock in the future. Future issuances of common stock may dilute your position in us.

Our stock price is vulnerable to buying and selling pressures

As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At September 30, 2006, there were 34,751,663 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

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

Item 3. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to management, including our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     We were the plaintiff in a lawsuit pending in British Columbia Supreme Court filed against a former customer, Pacific Capital Markets Inc., in which we were seeking to collect amounts owed pursuant to a contract entered into in September 2000. The contract that forms the basis for the action required us to provide certain advertising services, for which the defendant was to pay money. The defendant provided us with a C$100,000 deposit and we delivered the requested services throughout October and November 2000, but the defendant did not make any additional payments required by the contract. We were suing the defendant for C$351,800, which was the balance owing to us under the contract, plus interest and costs. We had made no provision for the counterclaim in our financial statements. The defendant had filed a statement of defense and counterclaim to recover the C$100,000 deposit. On June 29, 2006, we proposed to the defendants that the proceedings be dismissed without costs. On September 12, 2006, two Consent Dismissal Orders were signed by each party and filed with the British Columbia Supreme Court. One related to our claim and one to the counterclaim of the defendant.

     We are a defendant in a lawsuit filed in the Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality, Harold Lane and Derek Neis. The plaintiffs seek damages for alleged defamation in the amount of C$100,000 plus pre-judgment interest. The plaintiffs claim that they were defamed by certain members of the Company’s Bull Boards investment discussion forum on www.stockhouse.com/ca. We have responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. We expect to be released from this litigation without incurring significant expense.

     We are the plaintiff in a lawsuit filed in Ontario Supreme Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which we are seeking to recover approximately C$471,000 from the defendant. The defendant was a vendor and the amount sought by us consists of unused advertising credits which were prepaid by us in 1999. The case is currently pending final resolution and there is considerable uncertainty as to what value, if any, will be derived if we win the lawsuit. No provision has been made for recovery of these credits in our financial statements in any year.

     In addition to the above, we are involved in various other legal matters which arise from time-to-time in the ordinary course of our business, none of which is believed to be material to our results of operations, liquidity or financial condition at this time. Unless otherwise noted, we cannot reasonably estimate at this time whether a monetary settlement will be reached or predict the ultimate resolution of these legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

     On September 27, 2006, we issued a press release announcing that we had closed a restricted non-brokered private placement with ten directors and senior managers, which was originally announced on August 28, 2006. The full text of the press release was attached as Exhibit 99.1 to the Form 8-K filed on September 28, 2006. Certain of our directors and senior managers entered into subscription agreements (the “Subscription Agreements”) for the purchase of a total of 1,166,667 purchased securities or units (“Units”) of our common shares. On September 26, 2006, we issued 1,166,667 common shares, no par value, for total cash proceeds of $350,000.

     The Units issued under the Subscription Agreements each consist of one common share and one share purchase warrant (“Warrant”). The issue price for the common shares is $0.30 per share. Each Warrant entitles the holder to purchase one common share at a price of $0.40 per share at any time until the close of business on the day which is twenty-four months from the date of issue of the Units. All shares issued in connection with the private placement and any shares issued on exercise of warrants comprised in those Units will be subject to a one year hold period.

     We issued the Units to six non-U.S. persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to four U.S. Accredited Investors under Regulation D Rule 506.

Repurchase of Common Stock

     There were no repurchases of common stock in the quarter ended September 30, 2006.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1	Articles of Incorporation & Bylaws – incorporated by reference to Form 10SB12G filed January 29, 1998.
4.1	1999 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed November 16, 1999.
4.2	2000 Incentive Stock Option Plan - incorporated by reference to Form S-8 filed May 15, 2001
4.3	2001 and 2002 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed May 13, 2002.
4.4	2003 Incentive Stock Option Plan – incorporated by reference to Form S-8 filed April 15, 2004.
10.1 (1)	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended
10.2	Private Placement Subscription Agreement – incorporated by reference to Form 8-K filed September 28, 2006
10.3	Form of Warrant for Common Stock – incorporated by reference to Form 8-K filed September 28, 2006
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1) Incorporated by reference to Exhibit 10.1 filed on Form S-8POS with the SEC on May 19, 2006 (File No. 333-114481)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC. (Registrant)

Date: November 9th, 2006	By: /s/ Marcus New
Marcus New Chief Executive Officer

By: /s/ Susan Lovell
Susan Lovell Chief Financial Officer