Form 10KSB
period 2006-12-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2007-03-15
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____ to ____

Commission File Number 0-23687

STOCKGROUP INFORMATION SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1379282
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 500 – 750 West Pender St., Vancouver, B.C. V6C 2T7
(Address of principal executive offices)

(604) 331-0995
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common shares, no par value	Nasdaq Stock Market, Inc. OTCBB
TSX-Venture

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State issuer's revenues for its most recent fiscal year: $7,766,128

The aggregate market value of common equity held by non-affiliates of the registrant as of February 28, 2007 was approximately $25,141,000. The number of shares outstanding of the registrant’s common equity as of February 28, 2007 was 36,971,788.

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

STOCKGROUP INFORMATION SYSTEMS INC.
TABLE OF CONTENTS

References in this Form 10-KSB to the “Company,” “Stockgroup,” “we,” “our,” and “us” refer to Stockgroup Information Systems Inc. and our consolidated subsidiaries, unless otherwise indicated. Stockgroup, StockHouse, StockStream, and related logos are trademarks or registered trademarks of the Company in the U.S., Canada or other countries.

PART I

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the Internet and Internet commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors Affecting Our Business" and elsewhere in this report. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments. The management’s discussion and analysis of the Company contained in this Annual Report on Form 10-KSB should be read in conjunction with the consolidated audited financial statements and notes related thereto included elsewhere in this report.

Item 1. Description of Business

Our Company

     Stockgroup is a leading financial media company focused on user-generated content and collaborative technologies. Our web-based platform consists of web-based financial analytics, aggregated third party financial content, user-generated content from our StockHouse community and collaborative technologies. This platform is licensed to top North American brokerage firms, media companies and other intermediaries to help individual investors create and manage wealth. This platform is also extended through our StockHouse websites, StockHouse.com and StockHouse.ca, leading online financial portals owned and operated by Stockgroup. Our StockHouse websites are home to BullBoards™ message boards - Canada's largest community of active investors.

     We are a United States reporting public company incorporated in 1994 and registered in Colorado. Our shares are quoted on the OTCBB under the symbol SWEB and are listed on the TSX Venture Exchange under the symbol SWB. Our head office is in Vancouver, Canada, with regional offices in New York, NY and Toronto, Canada. Our corporate website is www.stockgroup.com.

     On January 25, 2007, we announced that we had entered into a formal purchase agreement to acquire the Mobile Finance Division of TeleCommunication Systems Inc., which we refer to hereafter as the Mobile Finance Division or MFD. A description of the business we acquired is included at the end of this section under the heading “Business Acquisition – TeleCommunication Systems, Inc. Mobile Finance Division.” The business combination will be accounted for as a purchase of a business and the results of operations of the acquired business will be included in our consolidated financial statements from January 31, 2007. We issued 1,500,000 restricted common shares for this purchase. The purchase price may be increased by up to $500,000 in cash depending on the attainment of certain performance targets.

Products and Services

     We have a web-based technology platform which is the foundation for our two product categories, which are (1) advertising from agencies and client direct on our online community StockHouse websites, and (2) licensing our platform to intermediaries who serve retail investors as their customers. The platform is architected based on integrated technologies, analytics, and financial content aimed at the retail investor. The platform uniquely delivers collaborative technologies and customer intelligence to help investors communicate with their trusted advisors and social networks. The revenue streams are attractive in that the majority of the revenue is recurring in nature.

Advertising Services

     We provide online disclosure and advertising services, mainly through our StockHouse website and related sites, to a wide range of companies. Our target advertising clients are advertising agencies, publicly traded companies and media buyers who need a cost-effective method of creating awareness of their company in the investment community. Client relationships are developed through outbound sales campaigns and inside inquiries. In addition, we sell subscriptions on our websites for our product StockStream and provide customers the ability to receive market data via this portal.

     The StockHouse media property offers content aggregation from hundreds of sources, a comprehensive equities database, and key syndicated message forums and blogs such as BullBoards™, introduced in 2005, and StockHouse Blogs, introduced in 2006. StockHouse and BullBoards offer advertising agencies and media buyers access to a high traffic site with targeted user demographics. We believe there will be ongoing growth in the advertising market and an increasing shift in advertisers’ use of the internet versus traditional media.

     Our client direct advertising solutions focus on high-impact press release dissemination, generating qualified investor leads, and maximizing the exposure that our customers have to the market. Some of the key solutions in this product suite include the following:

     Investor Marketplace (IMP), a web page which is actively marketed through advertising to draw readers, where companies can be featured online to prospective investors. Being featured on the IMP enables customers to advertise their name, profile and Internet link to a large investor audience that they may not otherwise be able to reach.

     E-mail Services sold under the names StockHouse NewsBlasts and NewsHotlines, which are purchased by our clients to help them disseminate their news releases and other information to a select list of investors. Our e-mail lists consist of subscribers who have opted to receive our mailings and confirmed their subscription on a subsequent e-mail follow-up, a process known as ‘double opt-in’. We take great care to ensure that recipients actually want the e-mails we send them.

     Sector Supplements, which are a spotlight feature on a certain industry sector, such as energy, mining, biotech or technology, are an effective exposure tool for companies. In a Sector Supplement investors are drawn to a website that features a select number of companies and contains industry-specific news and information. Investors who visit this website can view each of the featured companies’ profiles, request information or link directly to the client’s own website.

StockStream™

     Our StockStream product is a real-time, streaming portfolio manager designed for retail investors. Our most recent version of StockStream was released and launched in November 2006 and introduced increased functionality, including improved navigation, new layout format, research and screening abilities and portfolio performance including access to more real-time data. Our original version of StockStream was released in October 2005 and formally introduced in March 2006. StockStream is available through subscription on our websites or as a licensed product for financial institutions or finance-related media sites, under the name StockStream Platinum.

     The product gives investors the ability to track stocks, manage their portfolio, read news, blog and access other subscribed content. It uses RSS (Really Simple Syndication) technology to incorporate additional subscribed content feeds. It is the only portfolio management application that displays user-generated content from the StockHouse BullBoards™.

     Offered by the investment firm to its clients, a white-labeled version of StockStream supports the advisor's strategies to increase client retention and enhance client communications. In addition to providing quotes, market depth, charts, alerts, news and portfolio analysis, the product utilizes Stockgroup's collaboration technology to enable advisors and clients to simultaneously view the online portfolio as well as set alerts by the advisor for the client. Together they are able to discuss investment strategies and portfolio performance in a new way that deepens the advisor-client relationship. By encouraging clients to consolidate their investments in StockStream, financial institutions can gain valuable customer intelligence, including client assets and portfolio activity under management at other financial institutions.

Licensing Financial Software and Content Systems

     We have developed a proprietary financial platform consisting of financial analytics, aggregated third party financial content, user-generated content from our StockHouse community and collaborative technologies, which is licensed as a system to our clients. The clients for Financial Software and Content Systems come from many different industries, such as media, banking, stock brokerages, insurance and others. Potential clients are identified through lead generation activities including telemarketing, tradeshows and speaking events. Relationships are further established through our North American sales force. We provide the systems on a private-labeled basis.

     The financial applications present stock market data, news and other content that is served from Stockgroup’s web-based platform. Stockgroup receives raw feeds from various content vendors. Proprietary filters and analytics are applied in an effort to serve meaningful groupings of information to the various application products used by our licensed customers. Customers gain advantage in a number of ways:

  There is a reduction of cost and information technology complexity in having us transform raw feeds of market data into informative and actionable information;
  Our proprietary analytics and filters, along with a customized presentation layer, enable our customers to provide a unique online experience that is consistent with their brand and market differentiation; and
  StockStream and our portfolio management products include unique collaboration technologies that help financial institutions enhance advisor-client communications and increase customer retention.

     We are able to use economies of scale to provide a service that is efficiently delivered and customized at substantial cost savings over having the customer build and manage these systems internally. From a competitive standpoint, we provide premium quality data products, with proprietary filters, analytics and features that are aimed at helping financial institutions demonstrate competitive advantage and improve customer retention.

     We sell financial software and content systems through channel partners such as The Associated Press and The Canadian Press, and through our own direct sales team. These financial tools, applications and content systems cover the entire North American market including mutual funds, commodities and equities.

     We have built and maintain our proprietary data processing solution that aggregates the multiple feeds, translates and builds a common database infrastructure. Our system then cleans, filters and maintains the data for use by our various data-driven services. We have a sophisticated server and security system which runs this content/data management system. The data is streamed continuously in real time to our proprietary software applications and to our client websites, intranets, and desktops.

The following are just a few of our services delivered from our platform:

  StockStream™ Platinum – streaming real-time portfolio management
  Real-time or delayed stock quotes on major U.S. and Canadian exchanges;
  Company Snapshot – fundamentals, chart, news and regulatory filings;
  Market Summary – daily major indices, stock market gainers, decliners, most actives;
  Mutual Funds Center – daily prices, performance and charts;
  Portfolio Management System – updating values, transaction handling, alert capabilities.

Competition

     Our competition includes direct competitors in online portfolio management and financial content products, as well as financial media sites that cater to active investors. Our key differentiators against competitors are the collaborative technologies that we serve through our platform, our product design strategy that adds functionality to meet the strategic needs of our intermediaries, and the user-generated content created by the investor community.

     The financial portal competitive landscape can be categorized into Major Financial Portals (Yahoo! Finance, MSN Money, CNN Money), News Sites (MarketWatch, Wall Street Journal Online), Financial Portals (MarketWatch, TheStreet) and Financial Portals with User-Generated Content (Motley Fool, Raging Bull, Investor Hub). Our competitors for our streaming data include IDC eSignal, Prophet.Net, and Globe Investor.

     We believe the landscape for financial sites is well established with very strong barriers to entry for new participants. In the user-generated content area, it is very difficult for new entrants as initial critical mass is a key driver of building more mass. We believe these factors have helped us be successful in Canada and give us a good base on which to expand our market share into the U.S.

Intellectual Property, Proprietary Rights and Domain Names

     We own the domain names www.stockhouse.com, www.stockhouse.ca, www.stockhhouse.au, www.stockgroup.com, www.smallcapcenter.com, and www.investormarketplace.com. We believe our ownership of these domain names gives us adequate protection over them and we intend to continue to keep them in our possession.

     We own trademarks for “StockHouse” and its related logos in the United States, Canada, the United Kingdom, Australia and Hong Kong. We own trademarks for “@ The Bell” in the United States, Australia and Hong Kong. “BullBoards” is trademarked in Canada and Australia and “Investors Click Here” is trademarked in the United States. We may pursue or acquire other trademarks in the future.

     We protect our other intellectual property through a combination of trademark laws, trade secret laws and confidentiality agreements with our employees, customers, independent contractors, agents and vendors.

We pursue the registration of our domain names, trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available online. We create some of our own content and obtain the balance of our content from third parties. It is possible that we could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and we may be subject to claims from our licensors.

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

Regulatory Issues

     We are not subject to governmental regulation in our Internet publishing efforts, nor do we know of any pending legislation or regulation which may impose regulatory requirements on our Internet activities, or any other principal product or service we offer, other than privacy laws. We believe that we are in compliance in all material respects with all laws, rule, regulations and requirements that affect our business, and that compliance with such laws, rule, regulations and requirements does not impose a material impediment on our ability to conduct our business.

Product Development

     We believe that each new product in our pipeline is developed to meet the needs to our growing client base and remains centered upon helping investors create and manage their wealth. During the past two years, we have launched versions of our StockStream product for both our StockHouse and our licensing customers. Development conducted in 2006 was focused on the back-end architecture and customer facing design for StockStream. Our product development group, which is located in Vancouver, is responsible for the design, development and release or product enhancements, upgrades and new products. Research and development expenses were $683,776 in 2006 and $324,646 in 2005.

Equipment

     We have made an investment in servers and computer equipment required for our websites, streaming of data and hosting services. During the year we leased additional servers to support our increased business requirements and to build-out a back-up hosting site. We have dedicated staff assigned to maintenance and support of this equipment.

Employees

     In 2006, we added and filled key positions within our management and development teams to support the Company’s strategic growth initiatives. As of December 31, 2006, we employed 58 people on a full-time basis. None of our employees are subject to collective bargaining agreements. We have management agreements with our executive officers as further described in Item 10. Executive Compensation, under the heading Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

Corporate Background of Stockgroup

     From 1995 to 1999 we operated a financial market publishing business and website aimed at public company clients. We used the funds from a public offering in the spring of 1999 to provide the foundation for the development and mass marketing of our services. In October 1999 we launched the website SmallCapCenter.com. At that time we believed that a subscription/ advertising model centering around small cap content was viable. While parts of this business model did not prove to be profitable, the exercise of building SmallCapCenter and its related investment tools gave us certain experience and skills, and a suite of service products to sell commercially. SmallCapCenter.com exists to this day.

     We entered the Financial Software and Content Systems market late in 2000 by licensing our proprietary financial tools, content and applications to customers who need to offer financial information to their customers or improve their content offering. We had access to an array of customers through our internal sales team as well as our channel partners. Our licensed content model is attractive to customers because it is a comprehensive and cost effective alternative to in-house development.

     From 2001 to 2002 we expanded our product suite to include Sector Supplements and automated investor relations Web page tools such as the IntegrateIR. We already had a public company customer base, so the transition into this area was a natural extension of our core competencies. We started to purchase the website and certain related assets to run the StockHouse brand in 2002 and completed this acquisition in 2004. This acquisition provided several key benefits to us including the addition of the StockHouse brand to our service offering and the integration of those assets into our business. For 2005 and 2006, we have continued to grow our financial media business and in January 2007 we made a significant purchase of a provider of wireless solutions as described below.

Business Acquisition – Mobile Finance Division of TeleCommunication Systems, Inc.

     On January 31, 2007, we closed a purchase transaction, for the purchase of the Mobile Finance Division of TeleCommunication Systems, Inc. Following is a description of the acquired business, known as MFD. We believe that the wireless platform we have obtained with this acquisition is of strategic value that can be both grown organically and leveraged within our existing operations. Having a wireless platform for content delivery, including our StockStream product, is an important part of our strategy for the growth of enterprise and retail customers. We believe that adding this wireless capability should also provide us with additional scalability in distributing our content.

Operations, Products and Services

     MFD is a vendor who specializes in the sale of a wireless service delivering financial market data, news, and limited analytics like charting and portfolio functionality. The financial data delivered is acquired from global information companies and is distributed through mobile devices, including pagers, Blackberry® and other mobile devices in its device delivery portfolio. This financial information has been delivered to non pager devices over the past two years under the name MarketStream™. Over the past few years, pager subscriptions have been declining as the demand for newer more current models of mobile devices have been made available and as a result the MFD has been working to convert pager customers to the newer MarketStream™ product. The current customer base is located in North America and Europe and its customers are serviced primarily out of offices in Owings Mills, Maryland and London, UK.

     The business primarily serves leading wealth management, capital markets and advisory companies. These institutions and/or their employees purchase subscriptions to receive their products. The subscriptions, typically one year in length, consists of software downloaded to the users’ phone or mobile device and access to live streaming content. The prices for these subscriptions vary by number of end users subscribed and the type of streaming data selected. Sales have typically been obtained by targeting large financial institutions that have large numbers of traders and investment professionals who have a mission critical need for real-time financial market data and news. Sales are driven primarily by interest in the financial markets.

     In the operation of our recently acquired business, we will receive financial information from suppliers over the internet and deliver it to subscribers through our wireless platform and directly to client’s Blackberry® Enterprise Servers, which send financial information to corporate wireless devices. Adoption of mobile and smart phones continue to grow at a significant pace as investors and investment professionals use mobile devices to stay connected to the market when they are away from their desktops. Increasing numbers of people are using the Internet as a source of stock market information. As a result, financial content is becoming an expected standard offering for media and financial services companies. Customers, including brokerages, banks, large news websites and other media, are encountering competitive pressures to improve their financial content offerings. We believe that this market expansion continues to drive demand for the services provided by this mobile finance business.

® BlackBerry is the exclusive property and trademark of Research In Motion Limited. BlackBerry is registered with the U.S. Patent and Trademark Office and may be pending or registered in other countries.

MarketStream™

     The MarketStream™ service provides global real-time streaming access to security prices and volume, foreign exchange rates, futures, commodities, fixed income prices as well as news and charts. MarketStream™ provides users with a high degree of flexibility for content purchased in both detail and display. Customers purchase different data feeds of financial information depending on their individual needs. MarketStream™ subscriptions can be purchased on an individual or multi-seat basis. We believe that the MarketStream™ product has a competitive advantage in that it is a true streaming or “real time” product vs. other “polling” applications which update every one to three seconds. This functionality makes MarketStream™ an institutional grade product.

Customers of Mobile Finance Division

     The customers of our new division are large Tier I financial institutions which have key personnel which require real-time mobile access to financial market data. Prospects are contacted directly by the sales force from internally generated leads many of which come in through the products website. In many cases new prospects are given a two week free trial to the services. After the initial trial new customers can decide what data they wish to receive and sign up for a subscription which can be on a monthly or annual basis. Customers are located primarily in North America and Europe and include leading global investment banking, securities and investment management firms.

     The business also private labels the service to an institutional global information channel partner such as Reuters®. Reuters® has announced the launch of a wireless product offering for subscribers named Reuters® Connect for customers of Reuters® Station, Reuters® Trader, or Reuters® Channel, in the first quarter of 2007 to allow their customers to have the Reuters® offering on their mobile device.

     We also provide Hutchison Telecoms, a company focused on delivering leading communications and multimedia services, a private labeled version of MarketStream™ for their customers in Australia. Reuters is a registered trademark of the Reuters Group of companies around the world.

Employees of MFD

     As of January 31, 2007, our newly acquired business employed a total of 12 employees and 2 independent sales representatives. The main offices are in Owings Mills, Maryland and London, United Kingdom with one-person offices in Madrid, Spain and Amsterdam, Netherlands. None of the acquired personnel were or will be considered senior management though the Owings Mills and London offices have general managers.

Business Strategy

     The strategy for MFD, while it was owned by TeleCommunication Systems, Inc., was to deliver the MarketStream™ product to institutional and professional customers. The target market has been high-end customers interested primarily in content flexibility and performance. We intend to expand our customer base by adding the acquired mobile functionality to our platform and extending our overall platform capabilities. We will be bringing our entire platform to existing customers of the MFD and bringing our new functionality to our existing and prospective customers. Our strategy will be to provide our platform to financial services, media, and channel partners on a bulk or private labeled basis. In addition, our intention is to offer a consumer product by the end of 2007. We further expect that wireless delivery of new products we develop including the user-generated content generated in our StockHouse community should increase demand from both the institutional and retail investment communities.

Sales and Marketing Strategy

     We plan to sell MarketStream™ directly to financial services organizations, media companies and indirectly through reseller channels. We intend to offer third parties the ability to “private label” the products delivered from MarketStream™ under their own name while they use our platform capabilities and content. The business currently has distribution agreements with several global information companies. The addition of new global information companies increases our potential market for both wireless and internet customers. We expect a significant number of new customers located in the Far East.

Supply Strategy

     We outsource the management of the wireless functionality to Imperial Software Technologies or IST®. We also license the Delta Stream® software engine through IST®. Delta Stream® acts as the wireless content manager which sits underneath our MarketStream™ software which provides the user interface and functionality. We pay a royalty to IST® for each unit of MarketStream™ and we have a non-compete agreement for the financial services marketplace. Delta Stream®, MarketStream™ and all the services reside on the servers located in Maryland. The server facility / data center receives direct market feeds from suppliers which work within the Delta Stream® and MarketStream™ systems. We pay IST® a maintenance fee with additional fees for any additional customization for maintaining our servers and systems including application support. In the event of business failure by IST® the source code will be transferred to us. We currently have a copy of the source code in escrow.
® IST and Delta Stream are the exclusive property and registered trademarks of IST.

Available Information

     Our website is located at http://www.stockgroup.com. We are subject to the information and periodic reporting requirements of the Securities Act of 1934, as amended, (the “Exchange Act”) and, as such, we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). We are an electronic filer. We make available, free of charge, on our investor relations website under “Regulatory Filings” our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Alternatively, you may contact our Investor Relations department in writing for a copy of our Form 10-KSB.

     The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington DC 20459. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the site is http://www.sec.gov.

     In addition, as we are listed on the TSX Venture Exchange (“TSX-V”), we are subject to periodic reporting requirements set forth by the Ontario Securities Commission, which are substantially similar to those of the SEC. Such filings are available on our website and are also available on the Canadian Securities Administrators website, www.sedar.com.

     We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report which includes our annual audited financial statements.

Item 2. Description of Property

     Our corporate offices are composed of one floor of leased space located in the center of Vancouver’s business community. We also lease premises for a sales office in each of Toronto and New York, NY. In addition, as the result of our January 2007 acquisition, we assumed leases in Owings Mills, Maryland and London, United Kingdom.

Item 3. Legal Proceedings

     We are the defendant in a lawsuit filed in the Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality Corporation, Harold Lane and Derek Neis. The plaintiffs sought damages for alleged defamation in the amount of C$100,000 plus pre-judgment interest. The plaintiffs claimed that they were defamed by certain members of our Bull Boards investment discussion forum on www.stockhouse.com/ca. We responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. On December 7, 2006, we were advised by the plaintiff that they were prepared to provide discontinuance and a waiver on costs if we agreed to certain conditions, including the removal of Black Strap Hospitality Corporation postings from the StockHouse.com and StockHouse.ca websites. We received a formal discontinuance on January 16, 2007.

     We are the plaintiff in a lawsuit filed in the Ontario Supreme Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which we seek to recover approximately C$471,000 from the defendant. The defendant was our vendor and the amount we seek consists of unused advertising credits which we prepaid in 1999. The case is currently pending final resolution and there is considerable uncertainty as to what value, if any, will be derived if we win the lawsuit. No provision has been made for recovery of these credits in the financial statements in any year.

     In addition to the above, we are involved in various other legal matters which arise from time-to-time in the ordinary course of business, none of which we believe is material to our results of operations, liquidity or financial condition at this time. Unless otherwise noted, we cannot reasonably estimate at this time whether a monetary settlement will be reached or predict the ultimate resolution of these legal matters.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Common Equity and Related Shareholders Matters

Market Information

     Our common stock has been quoted for trading on the Over-the-Counter Bulletin Board quotation service operated by Nasdaq Stock Market, Inc. (“Nasdaq OTCBB”) since March 17, 1999 under the symbol “SWEB”, and on the TSX Venture Exchange (“TSX-V”) since December 17, 2002 under the symbol “SWB”.

     The following table sets forth the range of high and low sales prices in U.S. dollars for our common shares on the Nasdaq OTCBB and in Canadian dollars for our common shares on the TSX-V for each quarter within the last two fiscal years. Prices on the Nasdaq OTCBB represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	Price per Common Share on		Price per Common Share
	Nasdaq OTCBB		on TSX-V
	High	Low	High	Low
2006:
Fourth Quarter	$ 0.47	$ 0.31	C$ 0.58	C$ 0.35
Third Quarter	$ 0.45	$ 0.30	C$ 0.50	C$ 0.34
Second Quarter	$ 0.49	$ 0.34	C$ 0.56	C$ 0.39
First Quarter	$ 0.37	$ 0.27	C$ 0.42	C$ 0.31
2005:
Fourth Quarter	$ 0.35	$ 0.29	C$ 0.42	C$ 0.34
Third Quarter	$ 0.37	$ 0.30	C$ 0.45	C$ 0.35
Second Quarter	$ 0.36	$ 0.29	C$ 0.45	C$ 0.33
First Quarter	$ 0.40	$ 0.33	C$ 0.47	C$ 0.38

Holders

     As of December 31, 2006, there were 35,350,413 common shares of no par value issued. As of December 31, 2006, there were 110 holders of record, which does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

     We have not declared nor distributed any cash dividends on our common shares. We do not anticipate paying any cash dividends on our commons shares in the foreseeable future.

Issuer Purchases of Equity Securities

     Our stock repurchase program expired in May 2006. Before this time, during 2006, we repurchased 100,000 common shares of our stock, at prices ranging from $0.26 to $0.27 per share, for an aggregate cost of $27,333. During 2005, we repurchased 690,000 common shares of our stock, at prices ranging from $0.34 to $0.40 per share, for an aggregate cost of $214,490.

Recent Sales of Unregistered Securities

     On January 26, 2007, we issued 1,500,000 of our common shares to TeleCommunication Systems, Inc. at a deemed price of $0.38 per share. These common shares are restricted from resale. The issuance of the shares was exempt from registration requirements under Section 4(2) of the Securities Act, or Regulation D of the

Securities Act, as a transaction by an issuer not involving a public offering. The shares are offered with piggyback registration rights. If at any time, we decide to file a registration statement under the Securities Act, other than a registration on Form S-8, we will provide the opportunity for the holder of these shares to register them for resale.

     We entered into a non-brokered private placement for a total of 1,166,667 purchased units, consisting of one common share and one share purchase warrant. On September 26, 2006, we issued 1,166,667 restricted common shares. Depending on the holder, the common shares and the purchase warrants are exempt from registration under Regulation S and/or Section 4(2) of the Securities Act and under Regulation D Rule 506.

     On June 2, 2004, under a Regulation S exemption, we issued 1,020,000 common shares valued at $290,700 to Stockhouse Media Corporation related to the purchase of the StockHouse website assets.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of December 31, 2006 with respect to our common shares that may be issued under our 2003 Stock Option Plan upon the exercise of stock options by our employees, consultants and members of our Board of Directors under all of our existing equity compensation plans, all of which have been approved by our shareholders.

Weighted-average
	Number of securities to be	exercise price of
	issued upon exercise of	outstanding options,	Number of securities
	outstanding options,	warrants and rights	remaining available
	warrants and rights	(USD)	for future issuance
Equity compensation plans approved by security holders	3,884,250	$ 0.29	391,325

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Stockgroup and our industry. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors Affecting Our Business” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

Overview

Our Business

     Our services can be separated into two categories: (i) Advertising Services; and (ii) Licensing of Financial Software and Content Systems. The basic commonalities between the two categories are that all of our services relate to the financial markets and all are currently delivered over the Internet.

     Much of our sales are driven by popular interest in the stock markets. Advertising services are in greater demand when there is greater overall demand for online advertising across all industries. Our financial software and content systems services are driven by our clients’ customers’ demand for market information. Our audience levels on our StockHouse websites are closely correlated with the popularity of the stock market. We believe that greater audience levels on our StockHouse websites will translate into larger revenues over the long term.

     The Internet is the delivery vehicle for all of our products. The Internet has not yet reached maturity and continues to reach new levels of sophistication. Increasing numbers of people are using the Internet as a source of stock market information. As a result, financial content is becoming an expected standard offering for media and financial services companies. Financial software and content systems clients, including large news websites, brokerages, banks, and other media are encountering competitive pressures to improve their financial content offerings. This market expansion has driven demand for our services and has resulted in continued sales growth.

Our Recently Acquired Business

     On January 31, 2007, we closed a transaction to purchase of a division of TeleCommunication Systems, Inc., known as the Mobile Finance Division. The acquired business specializes in the sale of a wireless service delivering financial market data, news, and limited analytics like charting and portfolio functionality. The acquired business is described in Item 1. Business, under the heading “Business Acquisition – Mobile Finance Division of TeleCommunication Systems, Inc.” The following discussion does not include any financial results of our recently acquired business and does not provide forward-looking statements as to the revenues or expenses, and/or trends related to these flows, that may occur in 2007 related to this business.

Results of Operations

	Years Ended December 31,
	2006	2005
REVENUES
Advertising Services	55%	51%
Financial Software and Content Systems	45%	49%
Revenues	100%	100%

OPERATING COSTS AND EXPENSES (1)
Cost of revenues (exclusive of amortization)	29%	24%
Sales and marketing	39%	35%
Research and development	9%	5%
General and administrative	34%	37%

Total operating costs and expenses	111%	101%

Loss from operations	(11%)	(1%)

Interest income (expense)	1%	– %
Other income (expense)	– %	– %

Loss before provision for income taxes	(10%)	(1%)
Provision for income taxes	– %	– %

Net loss and comprehensive loss	(10%)	(1%)

(1)

Total operating costs and expenses for the year ended December 31, 2006 includes stock-based compensation calculated in accordance with FAS 123R, of $120,957 or 2% of total revenues. We recorded $41,977 of stock-based compensation for the year ended December 31, 2005.

Results of Operations

Revenues	Years Ended
	December 31,
	2006	2005	Change $	Change %
Advertising Services	$4,233,702	$3,117,501	$1,116,201	36%
Financial Software and Content Systems	3,532,426	2,982,027	550,399	18%
Total revenues	$7,766,128	$6,099,528	$1,666,600	27%

     Our revenues are derived from customers located in North America.

Advertising Services

     Advertising Services revenues include advertising on our StockHouse websites and our online disclosure and advertising specialty services. The Advertising Services product category also includes fees charged on subscription for our StockStream product. The StockHouse brand name and the functionality of StockHouse.com and StockHouse.ca websites, including our StockHouse Blogs, provide us with a link to the investment community. The StockHouse website allows us to provide a range of advertising services for our clients where they gain exposure to an affluent group of consumers. We believe that there continues to be an increased market size for online advertising in general and that there is a greater demand among companies for highly targeted advertising to the investment community, which has enabled us to extract greater returns for our advertising inventory over time.

      Advertising revenues increased by 36% in 2006 from 2005, and represented 55% of total revenues in 2006 compared to 51% in 2005. Advertising services revenues have increased as the result of the mix of additional customers purchasing advertising, and the amount of advertising purchased by customers. We have continued to target new advertising markets throughout the year and have signed strategic deals with certain customers for the delivery of our ad inventory. We provide online advertising services to a wide range of companies. The revenues are dependent on the stock market and can fluctuate from period to period dependent on the nature of services sold. We anticipate that overall our client base will continue to grow in future periods.

Financial Software and Content Systems

     Financial Software and Content Systems revenues increased by 18% in 2006 from 2005, and represented 45% of total revenues in 2006 compared to 49% in 2005. The absolute dollar growth is attributable to additional revenues for new monthly agreements signed in the period, the renewal of existing agreements and the expansion of both new and existing services to current clients.

Seasonality

     We traditionally see a slow down in our third quarter of each year and a rebound in our fourth quarter in our advertising revenues. This is due to activity in the financial markets during these periods. While we reported more total revenues in the three months ended September 30, 2006 than in each of the prior two quarters of 2006, we believe that there is seasonality in our business. We believe that our revenues in the third quarter of 2006 were higher despite the seasonality as a result of the continued growth of several of our revenue streams on a quarter-over-quarter basis resulting from the investment in our business in the first half of fiscal 2006. Our revenues for the fourth quarter of 2006 were higher than any other quarter in the history of the Company.

Operating Costs and Expenses

	Years Ended
	December 31,
	2006	2005	Change $	Change %
Cost of revenues
(exclusive of amortization)	$2,258,970	$1,459,319	$799,651	55%
Sales and marketing	3,041,307	2,111,451	929,856	44%
Research and development	683,776	324,646	359,130	111%
General and administrative	2,620,869	2,263,025	357,844	16%
Total operating costs and expenses	$8,604,922	$6,158,441	$2,446,481	40%

     Total operating costs and expenses increased by 40% in 2006 from 2005, and increased to 111% of total revenues in 2006 from 101% in 2005. The decrease in operating margin was driven by the growth of and investment in all departments within our business, many of which do not generate revenues directly such as research and development and general and administrative. We expect that total operating expenses will continue to increase as we expand our business, including our product line, sales, marketing team and infrastructure.

Cost of revenues

     Our cost of revenues includes costs associated with bandwidth, data feeds and exchange fees and other direct product costs. Total costs of revenues increased by 55% in 2006 from 2005, and increased to 29% of total revenues in 2006 from 24% in 2005. Bandwidth costs increased 19% and data feeds and exchange fees increased by 60% in 2006 over 2005.

     Generally, bandwidth costs are correlated with changes in our traffic levels of StockHouse and the number of customers to which we license our platform. Increased traffic, as we experienced in 2006 over 2005, results in additional costs and expanded bandwidth requirements. Although late in 2006 we achieved some cost savings as the result of negotiation with suppliers to reduce these costs, the overall costs for 2006 increased as the result of our co-location agreement with a data provider. This agreement provides for the hosting of a back-up site for our servers. We anticipate that bandwidth costs will increase in 2007 as we require additional bandwidth to support our customers growing needs. In addition, the costs associated with maintaining a back-up site which was built in late 2006, will also increase.

     Costs associated with providing data feeds and exchange fees to our customers have increased year over year as data feed providers, including vendors and stock exchanges, have required purchasers of data to remit new user fees and older data contracts have more expensive fees. The number of clients to which we provide data has increased in 2006 resulting in additional costs. In 2006, we entered into an agreement with a data provider for the delivery of market data. We have incurred costs associated with this agreement in addition to costs from our previous primary provider. We expect that data feed and exchange fees will increase as our customer base and their data requirements increase.

Sales and Marketing

     Sales and marketing expenses increased by 44% in 2006 from 2005, and increased to 39% of total revenues in 2006 from 35% in 2005. During 2006, we hired a Vice President of Sales to oversee our sales organization and began to ramp up our licensing sales team in New York and our Advertising sales team in Toronto. Administrative costs, including rent, associated with employees in other jurisdictions have increased in 2006 as we expand our sales force in North America. In addition, we increased our spending on marketing activities such as our thought leadership events and our launch of our latest version of StockStream. Over 80% of the increase in costs relates to costs associated with payroll and commissions as our headcount increases and our revenues grow. Stock-based compensation attributable to sales and marketing employees was $41,547 in 2006 (2005 - $nil).

Research and Development

     Research and development expenses increased by 111% in 2006 from 2005, and increased to 9% of total revenues in 2006 from 5% in 2005. In 2006, the majority of our development efforts related to the next generation of our portfolio management solution, StockStream, which we launched at the end of 2006. In addition, we commenced development work related to the configuration of our new primary data feed, which we anticipate will improve the quality of our data while reducing costs. In 2005, the majority of our development efforts related to the first version of StockStream. For both 2006 and 2005, our activities also included adding functionality to our suite of products. Approximately 80% of research and development costs relate to payroll related expenses and overhead costs in the support of our development team. We doubled the size of this team during 2006. Stock-based compensation attributable to research and development employees was $9,276 in 2006 (2005 - $nil). We believe that research and development costs will continue to increase in 2007 as we continue to invest in developing our platform, including the next generation of our StockHouse websites.

General and Administrative

     General and administrative expenses increased by 16% in 2006 from 2005, and decreased to 34% of total revenues in 2006 from 37% in 2005. During 2005, the amortization of StockHouse assets represented 3% of revenue compared with 0% for 2006.

The primary changes in general and administrative expense are as follows:

  Costs associated with payroll and the payment of consultants range between 55% and 65% in any given period dependent on the number of employees and the use of consultants for special projects. We continued to add headcount during 2006, many of which were at a higher costs base, which resulted in additional costs.

  We believe that costs will continue to increase as we prepare to comply with the internal control reporting requirements provided by Section 404 of the Sarbanes-Oxley Act.

  Stock-based compensation expense was $70,134 for 2006 and $41,977 for 2005.

Offsetting these expenses were $23,902 of foreign exchange gains in 2006 compared with $14,601 of foreign exchange gains in 2005.

Interest and other income (expense)

	Years Ended
	December 31,
	2006	2005	Change $	Change %
Interest income	$65,584	$36,347	$29,237	80%
Interest expense	(22,452)	(7,366)	(15,086)	205%
Other income (expense)	8,455	(1,192)	9,647	809%
Total interest and other income (expense)	$51,587	$27,789	$23,798	86%

     We earn interest income on cash we hold in term deposits, which are held in major banks. Both the average amount deposited in term instruments and the average interest rate increased in 2006 over 2005, resulting in the increase in interest income. The majority of interest expense for both 2006 and 2005 represents interest charged on capital lease obligations. The increase is the result of the additional capital lease obligations we entered into during 2006. Other income is non-recurring.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $2,013,075 at December 31, 2006, a decrease of $43,686 from December 31, 2005.

	Years Ended
	December 31
	2006	2005
Cash (used in) provided by operating activities	$(289,572)	$555,114
Cash used in investing activities	(155,734)	(166,241)
Cash provided by (used in) financing activities	401,620	(169,124)
Net (decrease) increase in cash and cash equivalents	$(43,686)	$219,749

     Historically, our principal source of liquidity has been our operating cash flow, revenues collected in advance and the extension in timing of the payment of our liabilities. While not historically large, we received proceeds on the exercise of stock options of $189,594 in 2006. In 2006, we closed a restricted non-brokered private placement which contributed $342,602 to our cash and cash equivalents balance.

Operating Activities. During 2006, we used more cash than we generated from operations primarily resulting from: deferred revenues of $129,291 resulting from increased deposits received on new sales activities; accounts payable of $15,845 due to payment timing of invoices; accrued compensation of $17,989 related to amounts accrued but not yet paid; and accrued liabilities of $105,730 associated with additional estimated costs in operating our business. The most significant reason for the swing from 2005 is the result of our increased net loss position in 2006.

     The net increase in accounts receivable during 2006 was primarily due to higher revenue during the fourth quarter of 2006 which had not been collected at year end. Days sales outstanding for December 31, 2006 and 2005 remained constant at 41 days. Our advertising services revenues generally take over 60 days to collect as our channel partners remit payment only after they receive payment.

Investing Activities. Net cash of $155,734 used in 2006, was the result of capital asset purchases in the period, primarily related to computer software and hardware. In addition, we entered into four capital lease agreements in 2006 for computer equipment, primarily network servers for approximately $192,000. The cash impact of the repayment of these leases is recorded as a financing activity.

     Net cash of $166,241 used in 2005, was the result of capital asset purchases in the period, related to computer equipment, computer software and leasehold improvements for our Vancouver office. In addition, we started to enter into capital lease agreements in 2005 for computer equipment, primarily network servers for approximately $160,000. All of our capital leases have terms which range from two to five years.

Financing Activities. Net cash provided by financing activities of $401,620 in 2006, was the result of: net cash of $342,602 from a restricted non-brokered private placement of 1,166,667 shares which closed on September 26, 2006, cash received of $189,594 on the exercise of 761,400 stock options, offset by cash paid to repurchase common stock of $27,333 and cash paid on the repayment of capital lease obligations of $103,243.

     Net cash used in financing activities of $169,124 in 2005, was attributable to: the repurchase of our common stock for cash of $214,490; the issuance of common shares under our stock option plans for cash of $24,538; and cash received on the exercise of warrants of $41,920. During 2006, there were no warrants outstanding prior to the September 2006 private placement, and no warrants were exercised in 2006. We do not currently have an approved stock repurchase plan. We expect the monies received from the exercise of stock options will vary as we cannot predict when our employees will exercise their stock options.

Future Liquidity Requirements

     Changes in the demand for our products and services, and those of our recently acquired business, could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements of the next 12 months of our growth, including but not limited to working capital, capital expenditures, contractual cash commitments, and the costs associated with the integration into our business and the related acquisition costs of our recently acquired business. There is a risk that our current cash and cash equivalents may not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues. If required, there is no assurance that we could raise sufficient additional capital, either internally or externally, at all, or at viable terms. We do not expect to declare or pay any cash dividends in the foreseeable future.

     In accordance with the purchase of our recently acquired business, we may be obligated to pay up to $500,000 in cash. The payment is based on the attainment of certain performance criteria and, if payable, we would be required to pay the calculated amount on or before April 1, 2008.

Contractual Obligations

     Our cash flow from operations is dependent on a number of factors, including fluctuations in operating results, accounts receivable collections and the timing of other payments. The impact of contractual obligations on our liquidity and capital resources should be analyzed in conjunction with such factors. The following table summarizes our contractual obligations as of December 31, 2006. The following excludes any commitments we have assumed related to our recent business acquisition.

	Payments Due by Period
					More
		Within 1	2 – 3	4 – 5	Than 5
	Total	Year	Years	Years	Years
Operating leases	$1,925,200	$320,000	$600,500	$611,200	$393,500
Capital leases	208,500	121,100	87,400	-	-
Data provider commitment	1,219,400	372,300	781,900	65,200	-
Total contractual cash obligations	$3,353,100	$813,400	$1,469,800	$676,400	$393,500

     During 2006, we entered into two new office space lease agreements, the most material of which related to the renewal of our Vancouver lease, which was renewed for an additional 6 years commencing on April 1, 2007. Our operating leases expire at various times to March 2013. We also lease certain computer equipment, mainly servers, under capital leases. Of the total amount of capital lease payments above, approximately $21,000 relates to interest payments due in future years.

     In 2006, we entered into an agreement with a data provider for delivery of market data used for our services. The agreement expires in March 2010, with an option to renew for an additional 12 months at then applicable rates. In addition, we entered into a hosting and connectivity agreement for our back-up hosting site at an approximate cost of $13,000 per month.

Accounting For and Disclosure of Guarantees

     From time-to-time we enter into certain types of contracts that require us to indemnify the other parties to the contract against claims against them by third parties. These contracts primarily relate to: (i) service agreements, under which we may be required to indemnify clients for liabilities relating to data transmission and dissemination; (ii) certain agreements with our officers, directors, employees and third parties, under which the we may be required to indemnify such persons for liabilities arising out of their relationship with us or the performance of their duties for us.

     We regularly enter into service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and are not generally limited in amount, so it is not possible to express the amount at risk in dollars. Historically, we have not been required to make significant payments on account of these obligations and accordingly, we have not recorded any liability for obligations of this nature on our balance sheet as of December 31, 2006 and December 31, 2005. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006 or December 31, 2005.

Critical Accounting Policies

     Our discussion and analysis of financial position is based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable based on the information available to us at the time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily identifiable from other sources. Actual results may vary from these estimates.

     An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Stock-based Compensation
  Business Combinations
  Accounting for Income Taxes

     Revenue Recognition. Our revenues are generated from our Advertising Services and our Financial Software and Content Systems product lines. Advertising Services consists of web page tools, client advertising on our investment-oriented websites, e-mail services, sponsorships, subscriber fees for the StockStream and MarketStream products and other internet advertising services. Financial Software and Content Systems services consist of managing, licensing, and delivering financial market information and are generally sold under service agreements, which are typically for 24-month terms. These services are recognized as services are delivered or pro-rata over the term of the contract. These services are sold either individually or bundled together into comprehensive programs.

     While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we have certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable) that may include set up fees, implementation and content integration. These non-standard contracts may require additional interpretation or judgment. In order to determine the appropriate accounting for the recognition of revenues we interpret: (i) if an arrangement exists; (ii) how the arrangement consideration should be allocated among potential multiple elements; (iii) when to recognize revenue on the deliverables based on when delivery has occurred; (iv) if the fee is fixed or determinable; and (v) whether we believe collectibility is reasonably assured at the time of recognition based on our evaluation of creditworthiness of our customers.

     We recognize certain of our advertising revenues based on the number of page views delivered to a customer. We obtain these page view reports from our Ad servers, and recognize revenue based on delivery of these page views in accordance with the pricing set forth in each agreement. In the event that our customers indicate that a different page view count has been delivered, it may impact our revenues. Revenue from subscriber service fees is recognized in the period earned.

     Many of our Financial Software tools revenue contracts contain service level agreements which specify minimum service standards and remedies, such as billing reductions, for deficiency of service. In the case of an interruption of service, we make estimates as the amount of revenue which will require reversal, if any, based specifically on requests from our customers to compensate them for the service level deficiency.

     Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition. Payments received in advance of services provided, including deposits, are recorded as deferred revenue.

     Allowance for Doubtful Accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of accounts receivable when we have estimated that collection is doubtful. We make provisions based upon a specific review of all outstanding invoices over 90 days. Provisions are generally made for all accounts over 90 days, with certain exceptions based on the nature of the client or where special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if we have reasonable belief that the collection of the account is doubtful.

     Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation; costs associated the purchase of trade-marked and copy-written data; and other matters in accordance with FAS No. 5, “Accounting for Contingencies”. We assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses. We record reserves accordingly based on the information we have available at the time of assessment. We currently have a reserve for potential costs attributable to data feed costs. The advancement in technologies and increased sophistication of systems is resulting in increased scrutiny of data and costs. While we attempt to stay current with all vendors, a change in this estimate may impact cost of revenues. The amounts of the estimated reserve, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

     Stock-Based Compensation. During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. We began accounting for stock options under the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating share price volatility and expected life. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

     We adopted FAS 123R using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified-prospective method, the consolidated financial statements for the year ended 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.

     Business Combinations. Business combinations are accounted for in accordance with FAS No. 141, “Business Combinations” (“FAS 141”), which requires the purchase method of accounting for business combinations be followed. In accordance with FAS 141, we allocate the purchase price of our business combination to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, based on their estimated fair values. FAS 141 requires that we determine the recognition of intangible assets based on specified criteria. The excess purchase price over those fair values, if any, is recorded as goodwill.

     We must make valuations that require significant estimates and assumptions, especially related to intangible assets. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates.

     Accounting for Income Taxes. We account for our income taxes in accordance with FAS No. 109, “Accounting for Income Taxes” and related interpretations. Even though we are in a consolidated loss position, determining the provision of income tax expense, income tax liabilities, and deferred tax assets, including the valuation allowance related to deferred tax assets, involves judgment. In addition, tax interpretations, regulations and legislations are continually changing. Tax exposures can involve complex issues and may require an extended period to resolve.

Recent pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements recognized in the financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for us beginning in the first quarter of 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

     In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to us beginning in the first quarter of 2008. We are currently evaluating the impact of FAS 157 on our financial statements.

     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to us beginning in the first quarter of 2008. We are currently evaluating the impact of FAS 159 on our financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SAB 108 is effective for us for the year ended December 31, 2006. The implementation of SAB 108 did not have any impact on our financial statements.

Risk Factors Affecting Our Business

     We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of options. This section should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto, and other parts of Management’s Discussion and Analysis included in this Annual Report. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

Risks Related to Our Business

We have a history of operating losses and we cannot predict if or when we will be profitable.

     We have a history of operating losses in the past years. We currently cannot estimate if we will be profitable in fiscal 2007 or future fiscal periods. Our acquisition of the Mobile Finance Division of TeleCommunication Systems, Inc. may increase losses in the short and medium term as integration costs and possible loss of revenue may occur. In addition, we have limited operating history upon which an evaluation of our current business and prospects can be based.

Computer equipment problems and failures could adversely affect business.

     Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times for our web-based services, which could reduce the attractiveness of our website and financial tools to our customers and users. In addition, our customers rely on us for time-sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data on our computer-based networks and systems. Should interruptions continue for an extended period we could lose significant business and our reputation could be damaged. Equipment problems and failures could result from a number of causes, including an increase in the number of users of our website, computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures and internal breakdowns. In addition, any disruption in Internet access and data feeds provided by third parties could have a material and adverse effect on our business. If we experience a major disaster such as a fire, theft, or intentional destruction of our computer equipment, we cannot be certain of the extent of the disruption to our business.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and advertisers, and cause us to incur expenses to make architectural changes.

     To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. We have spent and expect to incur costs related to the purchase of computer equipment, the upgrade of our technology and network infrastructure to handle increased traffic on our web sites and our servers, and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users’ and customers’ experience could decline. This could damage our reputation and lead us to lose current and potential users, customers and advertisers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could materially harm our operating results and financial condition.

We may not be able to compete successfully against current and future competitors.

     We currently compete with several other companies offering similar services. Many of these companies have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. We cannot assure that we will have the financial resources or the technological expertise to meet this competition successfully.

We are dependent on activity levels in the securities market.

     Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. Some of the financial data and information market demand is dependent on activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event that the U.S. or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity, our revenue levels could be materially adversely affected.

We depend on the ability for wireless devices to access the Internet.

     Historically, wireless carriers have been relatively slow to implement complex new services such as Internet-based services. Our future success depends upon a continued increase in the use of wireless devices to access the Internet and upon the continued development of wireless devices as a medium for the delivery of network-based content and services. We have no control over the pace at which wireless carriers implement these new services. The failure of wireless carriers to introduce and support services utilizing our products in a timely and effective manner could reduce sales of our products and services and seriously harm our business. In addition, mobile handsets change very frequently requiring continued product design changes and development which may financially impact our business negatively.

We may be unable to protect the intellectual property rights upon which our business relies.

     We have or may pursue certain trademarks, and we have brand names, Internet domain names, website designs, programs and certain subscriber lists which make up the intellectual property we view as important to our business. It may be possible for a third party to copy or otherwise obtain or use our intellectual property without authorization or to develop similar technology independently. There can also be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims that by, directly or indirectly, providing hyperlink text links to websites operated by third parties, we have infringed upon the proprietary rights of other third parties. Due to the global nature of the Internet, there can be no assurance that obtaining trademark protection in the United States will prevent infringements on our trademarks by parties in other countries. We have not sought or obtained any patents on our proprietary software and data processing applications.

     Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of the services from our company, and products we purchase to avoid shortages may become obsolete before we can use them.

     In designing, developing and supporting the data services of our company, we have relied on wireless carriers, wireless handheld device manufacturers, content providers, software providers and companies that manage some of our other services such as our internal IT operations and customer care services. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance our current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In addition, we rely on the ability of our content providers to continue to provide us with uninterrupted access to the news and financial information we provide to our customers. The failure of third parties to meet these criteria, or their refusal or failure to deliver the information for whatever reason could materially harm our business and would also affect our ability to sell our products.

Our industry is a rapidly evolving market therefore our product and service offerings could become obsolete unless we respond effectively and on a timely basis to rapid technological changes.

     The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to create new software and adapt our existing software products and website to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, we will have incurred substantial resources without realizing the anticipated revenues, which would have an adverse effect on our results of operations and financial condition.

     The applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, taxation, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may have a material adverse effect on our business, results of operations and financial condition. Additionally, modifications to our business plans or operations to comply with changing regulations or certain actions taken by regulatory authorities may increase our costs of providing our product and service offerings and materially adversely affect our financial condition.

If mobile equipment manufacturers do not overcome capacity, technology and equipment limitations, we may not be able to sell our products and services.

     The wireless technology currently in use by most wireless carriers has limited bandwidth, which restricts network capacity to deliver bandwidth-intensive applications like data services to a large number of users. Because of capacity limitations, wireless users may not be able to connect to their network when they wish to, and the connection is likely to be slow, especially when receiving data transmissions. Data services also may be more expensive than users are willing to pay. To overcome these obstacles, wireless equipment manufacturers will need to develop new technology, standards, equipment and devices that are capable of providing higher bandwidth services at lower cost. We cannot be sure that manufacturers will be able to develop technology and equipment that reliably delivers large quantities of data at a reasonable price. If more capacity is not added, a sufficient market for our products and services is not likely to develop or be sustained and sales of our products and services would decline and our business would suffer.

Some mobile operators charge fees for data usage.

     Our wireless service is a live streaming service which uses continued bandwidth and wireless usage charges. In the event that some wireless providers do not provide unlimited data at a flat rate, this may limit our market acceptance of our product due to the cost of data service when used on a sustained basis. Some wireless providers who do offer flat rates do not allow the continuous data stream functionality on Blackberry’s® to be activated which may limit our sales.

We depend on key personnel and expect to hire additional personnel.

     We depend on the continued contributions of our executive officers, sales, technical and other critical personnel to execute our business plan. Our future success will also depend in a large part upon our ability to attract and retain highly skilled management, technical engineers, sales and marketing personnel, and finance personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future, or any delays in hiring required personnel, particularly technical engineers and sales personnel, could have a material adverse affect on our business, results of operations and financial condition.

     We are also dependent upon the personnel acquired through our acquisition of Mobile Finance especially in the short term to transfer business knowledge. In the event that we lose any or all of these employees there may be a significant impact on our business in sales, cost, and customer service.

We may fail to support our anticipated growth in operations which could reduce demand for our services and materially adversely affect our revenue.

     Our business strategy is based on the assumption that the number of customers, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. In addition, information technology has dropped dramatically in price over the past years and is expected to continue to drop, such that more customers will be required to maintain the same levels of revenue. The expansion and adaptation of our systems operations requires substantial financial, operational and management resources. Due to the limited deployment of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless data services as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue.

We may be held liable for online information or services provided by third parties or us.

     Because materials may be downloaded by the public on Internet services offered by us or the Internet access providers with whom we have relationships, and because third party information may be posted by third parties on our website through discussion forums and otherwise, there is the potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories. Such claims have been brought against providers of online services in the past. To date we have been named in at lease one lawsuit in which defamation is alleged to have occurred on our Internet discussion forum called Bull Boards. The imposition of liability based on such claims could materially and adversely affect us.

     Even to the extent such claims do not result in liability, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information or services carried on or disseminated through our website could require implementation of measures to reduce exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of services to members and users.

     We post news clippings from other news websites on the StockHouse and SmallCapCenter websites with links to the source site. Most publishers currently encourage this practice, although certain publishers have requested that we cease posting their stories. We have complied with their request in each case. To the extent that a large majority of news publishers prohibit posting of their stories on our websites or begin charging royalty fees for such stories, our website traffic could decrease or our costs could increase, thereby adversely impacting our profitability.

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

We may pursue strategic acquisitions and investments that could have an adverse effect on our business if they are unsuccessful.

     As part of our business strategy, we have acquired companies and may continue to acquire companies, technologies and product lines to complement our internally developed products. In January 2007, we acquired the Mobile Finance Division of TeleCommunication Systems Inc. It is possible that the contemplated benefits of this acquisition or any future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for the acquired product or business may be overly optimistic or inaccurate if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

Because our product and service offerings are sold internationally, we are subject to risks of conducting business in foreign countries.

     In 2006, customers, primarily in North America, purchased our products and in 2007 customers in North America, Europe and Australia will purchase our products. In addition, a portion of the revenue historically generated by our company has typically been generated outside the United States. We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

  inability to adapt our products and services to local business practices, language, customs and mobile user preferences;
  costs of adapting our product and service offerings for foreign markets;
  inability to locate qualified local employees, partners and suppliers;
  reduced protection of intellectual property rights;
  the potential burdens of complying with a variety of U.S. and foreign laws, trade standards and regulatory requirements, including the regulation of wireless communications and the Internet and uncertainty regarding liability for information retrieved and replicated in foreign countries;
  general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relations; and
  unpredictable fluctuations in currency exchange rates.

     Any of the foregoing risks could have a material adverse effect on our business by diverting resources toward addressing them or by reducing or eliminating sales in such foreign countries.

Our legacy pager business is deteriorating rapidly.

     Through the purchase of MFD, as described in Item 1. Business, we acquired their legacy business of providing financial information wirelessly to pager devices and represents the majority of the revenue of the acquired company. Most customers have been with the company for years but are changing technology from pagers to other types of wireless devices. The company has seen a rapid loss of subscribers for its pager service and there can be no assurance that the company can convert the subscribers to its wireless offering for Blackberry® or other mobile platforms and devices. In addition, telecommunication companies are shutting down their pager networks and rendering the service inoperatable. We are at risk that if the countries we operate in shut down their page network we would be unable to service our pager customers.

Involvement in Certain Legal Proceedings.

     We are involved in various legal matters which arise from time-to-time in the ordinary course of business, none of which we believe is material to our results of operations, liquidity or financial condition at this time. We cannot reasonably estimate at this time whether a monetary settlement will be reached or predict the ultimate resolution of these legal matters.

Risks Related to Ownership of Our Common Stock

We are significantly influenced by our officers, directors and entities affiliated with them.

     In the aggregate, beneficial ownership of our shares by our officers, directors and management represents approximately 20% of issued and outstanding shares of our common stock at February 28, 2007. These shareholders, if acting together, will be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

Our stock price is vulnerable to buying and selling pressures.

     As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At February 28, 2007, there were 36,971,788 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

Our Board of Directors may authorize and issue preferred shares.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of
Stockgroup Information Systems Inc.

     We have audited the accompanying consolidated balance sheet of Stockgroup Information Systems Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, effective January 1, 2006.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Vancouver, Canada
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Stockgroup Information Systems Inc.

     We have audited the accompanying consolidated balance sheet of Stockgroup Information Systems Inc. (and subsidiaries) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit on the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockgroup Information Systems Inc. (and subsidiaries) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Vancouver, Canada	/s/ Ernst & Young LLP
February 27, 2006	Chartered Accountants

Stockgroup Information Systems Inc.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars, except number of common shares)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,013,075	$2,056,761
Accounts receivable, net (note 1)	814,047	760,294
Prepaid and other current assets	185,719	134,183
TOTAL CURRENT ASSETS	3,012,841	2,951,238

Property and equipment, net (note 2)	447,411	338,686
TOTAL ASSETS	$3,460,252	$3,289,924

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$425,816	$431,826
Accrued liabilities	472,522	366,792
Accrued compensation	175,559	157,570
Deferred revenues	810,273	656,805
Capital lease obligations (note 7)	130,380	63,647
TOTAL CURRENT LIABILITIES	2,014,550	1,676,640

Long-term capital lease obligations (note 7)	97,205	75,233
Long-term deferred revenues	64,936	89,113
TOTAL LIABILITIES	2,176,691	1,840,986

Commitments and contingencies (note 7)
Shareholders’ Equity (note 3):
Common stock, no par value: authorized 75,000,000; issued and
outstanding 35,350,413 and 33,522,346	13,793,188	13,359,341
Additional paid-in capital	3,394,390	3,202,417
Accumulated deficit	(15,904,017)	(15,112,820)
TOTAL SHAREHOLDERS’ EQUITY	1,283,561	1,448,938
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,460,252	$3,289,924

See accompanying notes to Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars, except number of common shares)

	December 31,
	2006	2005

REVENUES
Advertising Services	$4,233,702	$3,117,501
Financial Software and Content Systems	3,532,426	2,982,027
TOTAL REVENUES	7,766,128	6,099,528
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	2,258,970	1,459,319
Sales and marketing	3,041,307	2,111,451
Research and development	683,776	324,646
General and administrative	2,620,869	2,263,025
TOTAL OPERATING EXPENSES	8,604,922	6,158,441

Loss from operations	(838,794)	(58,913)
Interest and other income (expense), net	51,587	27,789
Loss before provision for income taxes	(787,207)	(31,124)
Provision for income taxes (note 6)	3,990	27,466
Net loss and comprehensive loss	$(791,197)	$(58,590)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.00)

Common shares used in computing basic and diluted net loss per share	33,910,350	33,928,920

See accompanying notes to Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in U.S. Dollars, except number of common shares)

					Total
	Common	Common	Additional	Accumulated	Shareholders’
	stock	stock	paid-in capital	deficit	Equity
	# of shares	$	$	$	$

Balance at December 31, 2004	33,931,221	13,568,499	3,099,314	(15,054,230)	1,613,583
Issuance of common stock
pursuant to exercise of
employee stock options	136,125	24,538	–	–	24,538
Warrants exercised	145,000	41,920	–	–	41,920
Repurchase of common shares	(690,000)	(275,616)	61,126	–	(214,490)
Stock based compensation
expense	–	–	41,977	–	41,977
Net loss and comprehensive loss	–	–	–	(58,590)	(58,590)
Balance at December 31, 2005	33,522,346	13,359,341	3,202,417	(15,112,820)	1,448,938

Issuance of common stock
pursuant to exercise of
employee stock options	761,400	199,751	(10,157)	–	189,594
Repurchase of common shares	(100,000)	(39,904)	12,571	–	(27,333)
Private placement transaction –
common shares and warrants	1,166,667	274,000	68,602	–	342,602
Stock based compensation
expense	–	–	120,957	–	120,957
Net loss and comprehensive loss	–	–	–	(791,197)	(791,197)
Balance at December 31, 2006	35,350,413	13,793,188	3,394,390	(15,904,017)	1,283,561

See accompanying notes to Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	December 31,
	2006	2005

Operating activities:
Net loss	$(791,197)	$(58,590)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of property and equipment	217,102	274,600
Stock-based compensation expense	120,957	41,977
Changes in operating assets and liabilities:
Accounts receivable, net	(53,753)	(164,446)
Prepaid and other current assets	(51,536)	(12,396)
Accounts payable	15,845	340,273
Accrued liabilities	105,730	138,499
Accrued compensation	17,989	53,340
Deferred revenues	129,291	(58,143)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(289,572)	555,114

Investing activities:
Purchases of property and equipment	(155,734)	(166,241)
NET CASH USED IN INVESTING ACTIVITIES	(155,734)	(166,241)

Financing activities:
Repurchase of common stock	(27,333)	(214,490)
Proceeds on exercise of warrants	–	41,920
Proceeds on exercise of stock options	189,594	24,538
Proceeds on private placement, net of costs	342,602	–
Repayment of capital lease obligation	(103,243)	(21,092)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	401,620	(169,124)

Net (decrease) increase in cash and cash equivalents	(43,686)	219,749
Cash and cash equivalents, beginning of the period	2,056,761	1,837,012
Cash and cash equivalents, end of the period	$2,013,075	$2,056,761

Supplemental Cash Flow Information
Interest paid	23,755	7,366
Taxes paid	13,987	–
Assets acquired through capital lease transactions	191,947	159,972
Value of warrants issued in connection with private placement (note 3)	93,474	–

See accompanying notes to Consolidated Financial Statements

Stockgroup Information Systems Inc.
Notes to Consolidated Financial Statements
December 31, 2006

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

     Stockgroup Information Systems Inc. (the “Company” or “Stockgroup”) is a financial media company that provides various financial Internet solutions, tools, content and services to financial institutions, media publishers, public companies, and advertisers. The Company also helps the retail investor create and manage their personal wealth by delivering a consolidated source of financial data streams, news, portfolio management, analysis tools and a forum for capturing user-generated content. The Company also operates its StockHouse.com and StockHouse.ca websites, where it provides its advertising services.

     The consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The accompanying financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. All information is stated in U.S. dollars unless otherwise noted.

     The Company was incorporated under the laws of Colorado on December 6, 1994.

Use of estimates

     The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, revenue recognition, accrued liabilities, contingencies and litigation, allowances for doubtful accounts, stock-based compensation and income and other taxes. Actual results could differ from those estimates.

Foreign Currency

     The reporting and functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date; non monetary assets denominated in foreign currencies are translated using the rate of exchange at the transaction date; and foreign exchange gains and losses are included in the determination of earnings.

Revenue Recognition

     The Company generates its revenues from two primary sources: Advertising Services and Financial Software and Content Systems. The Company records its revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

     Advertising Services consist of advertising on the Company’s investment-orientated websites, the Company’s client direct advertising solutions portfolio, e-mail services, and subscriptions to the Company’s online streaming products. Internet advertising services are sold either individually or bundled together into comprehensive programs.

     A portion of advertising revenues on the Company’s investment-oriented websites consists of continuous or rotating advertisements on various specialized web pages hosted by StockHouse.com, StockHouse.ca, SmallCapCenter.com and InvestorMarketPlace.com. Delivery of these profiles is based either on a certain number of days the advertising appears on the web pages or a certain quantity of impressions, profile views or click-throughs, depending on the agreement. An impression is a single instance of an Internet user viewing the page that contains the client’s name and/or logo. A profile view is a single instance of an Internet user clicking on the client’s profile link. A click-through is a single instance of an Internet user clicking on the client’s profile and being redirected to the client’s website. Revenue is recognized on such advertising programs based on delivery, and delivery organized and measured to equal the agreed monthly fee in each month the customer is profiled on the web pages.

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

     Internet advertising on the Company’s websites is delivered, and revenue is earned, on a page-view basis, as this term is defined above. Advertising insertion orders are obtained from customers and advertisements are delivered in a set rotation on the Company’s Stockhouse websites. At the end of certain specified period, usually monthly, the customer is given a page-view delivery report and billed according to the number of page-views delivered.

     Subscriptions to StockStream and MarketStream and its real-time streaming data information are sold online via our websites. Subscriptions are one month in duration and auto-renew unless cancelled by the subscriber. Revenue from subscriber services is recognized in the period earned.

     Financial Software and Content Systems services consist of managing, licensing, and delivering financial market information. Examples of financial market information are real time stock quotes, stock charts, public company profiles, investment information and technical stock analysis. Under these revenue contracts, the Company normally charges customers for set up fees, periodic maintenance fees, and the contractual monthly licensing fees for ongoing use of financial tools and content. These revenues are recognized ratably over the contract term, which is typically 24 months, beginning when the product is activated. Revenue from activation fees is recognized ratably over the determinable portion of the customer contract.

     All Financial Software and Content Systems services are delivered via the Internet from the Company’s Web servers to the clients’ websites on a continuous real time basis. Revenue begins to be earned on the day the data feed is activated and begins to deliver content to the client site. Revenue is earned on a fixed monthly fee, with some clients paying a page-view overage fee over a certain number of page-views. The page-view overages, if any, are billed to the client and recorded on a monthly basis as they occur and usually represent a small portion of the overall monthly fee from each customer. Usage usually refers to website page views and real-time quotes.

     This revenue category also includes Investor relations webpage services, sold under the name IntegrateIR, which are delivered to the client’s investor relations page of their website via an Internet data feed, in real time and on a continuous basis for an agreed period of time, normally 12 months. Revenue is recognized ratably, according to the agreed fixed rate, on a monthly basis once the IntegrateIR data feed has been activated. Setup fees, if any, are recognized ratably over the initial term of the agreement, on a monthly basis.

     Deferred revenues represent amounts for which the Company has received deposits which are to be applied to the end of the contract. The earnings process has not yet been completed for those payments. Deferred revenues primarily related to our license agreements, which are amortized ratably over the period of the contract and certain internet services for which the Company holds deposits.

Cost of Revenues

     Cost of revenues is recorded if the cost relates directly to the services the Company sells or to its revenue-generating websites, namely StockHouse.com, StockHouse.ca, SmallCapCenter.com, and InvestorMarketPlace.com. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, and direct advertising purchases. Data feeds are a key component of many of the Company’s Financial Software and Content Systems services, as well as a key input into its revenue-generating websites. Bandwidth is consumed by the Company’s revenue-generating websites, by its Financial Software and Content Systems services, by its IntegrateIR service, and by its e-mail mailing services. Direct advertising purchases relate to Internet advertising purchases for the purpose of promoting a client or clients’ feature on one of the Company’s websites.

Fair value of financial instruments

     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

Cash and Cash Equivalents

     Cash and cash equivalents, which consist of cash and short-term deposits with original maturities of ninety days or less, are recorded at fair value. The Company places its cash equivalents with high quality financial institutions. Cash equivalents at December 31, 2006 and 2005, respectively, are U.S. denominated term deposits of $1,400,000 and $1,600,000.

Accounts Receivable

     Accounts receivable are stated net of allowance for doubtful accounts of $97,710 at December 31, 2006 and $79,982 at December 31, 2005. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of accounts receivable when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices over 90 days. Provisions are generally made for all accounts over 90 days, with certain exceptions based on the nature of the client or where special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if the Company has a reasonable belief that the collection of the account is doubtful. Invoices which are over 120 days are generally sent to collections.

     The Company is subject to credit risk related to its account receivables. The Company does not have extensive credit evaluations and for some of its smaller customers, the Company requires two months of deposit as collateral. During 2006, one customer accounted for 10% of outstanding trade receivables, and during 2005, a different customer accounted for 14% of outstanding trade receivables.

Property and Equipment

     Property and equipment are carried at cost less accumulated amortization. Office equipment, computer software and equipment are amortized using the straight-line method over the assets estimated useful lives with range from 1 to 5 years. Capital leases of computer hardware are amortized over the term of the lease on a straight-line basis. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term on a straight-line basis.

Leases

     Leases are classified as either capital or operating leases. Leases which transfer substantially all the benefits and risks of ownership of the property to the Company are accounted for as capital leases. Capital lease obligations reflect the present value of future minimum lease payments, discounted at the appropriate interest rate. All other leases are accounted for as operating leases and rental payments are expensed as incurred.

Software development costs

     The Company applies FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“FAS 86”) to software developed internally, acquired in business acquisitions or purchased. FAS 86 requires companies to capitalize eligible software development costs upon achievement of technological feasibility, subject to net realizable value considerations. Research and development costs prior to technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products have been a relatively short duration, costs qualifying for capitalization were insignificant during 2006 and 2005. There were no capitalized software development costs at December 31, 2006 and 2005.

Income Taxes

     The Company accounts for its income taxes in accordance with FAS No. 109, “Accounting for Income Taxes” (“FAS 109”) and related interpretations. This Interpretation requires that the impact of a tax position be recognized if it is more likely than not of being sustained in an audit, based on the technical merits of the position. Even though the Company is in a consolidated loss position, determining the provision for income tax expense, income tax liabilities, and deferred tax assets and liabilities involves judgment. In addition, tax interpretations, regulations and legislations are continually changing. Tax exposures can involve complex issues and may require an extended period to resolve.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. The Company believes its tax positions comply with current applicable tax law and that the Company has adequately provided for known tax contingencies.

Net Loss per Share

     In accordance with FAS No. 128, “Earnings per Share,” basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive equivalent common shares outstanding during the using the treasury stock method. In a year of income, dilutive equivalent common shares consist of stock options and warrants where the calculated market price is in excess of the exercise price of these stock awards In a loss year, basic and fully diluted net income (loss) per share is equal.

Contingencies and Litigation

     The Company evaluates contingent liabilities including threatened or pending litigation in accordance with FAS No. 5 “Accounting for Contingencies.” The Company assesses the likelihood of an adverse outcomes or judgment to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after analysis of each matter. Because of uncertainties related to these matters, the Company bases its estimates on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. Any revision to these estimates could have a material impact on the Company’s results of operations and financial position.

Business Combinations

     The Company accounts for business combinations in accordance with FAS No. 141, “Business Combinations” (“FAS 141”), which requires the purchase method of accounting for business combinations be followed. In accordance with FAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process technology, based on their estimated fair values. The excess purchase price over those fair values, if any, is recorded as goodwill.

     The Company must make valuation assumptions that require significant estimates, especially with respect to intangible assets. The Company estimates fair value based upon assumptions the Company believes are reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Accounting for Stock-based Compensation

     On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

     The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Recent pronouncements

     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements recognized in the financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for the Company beginning in the fiscal quarter of 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.

     In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, (“FAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact of FAS 157 on its financial statements.

     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact of FAS 159 on its financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SAB 108 is effective for the Company for the year ended December 31, 2006. The implementation of SAB 108 did not have any impact on the Company’s financial statements.

2. Property and Equipment

	December 31,
	2006	2005

Computer equipment	$764,954	$684,080
Computer equipment under capital lease	500,975	309,028
Computer software	257,675	222,257
Website software	637,822	637,822
Office furniture and equipment	177,347	160,216
Leasehold improvements	110,020	109,563
Total cost	2,448,793	2,122,966
Less: accumulated amortization	(2,001,382)	(1,784,280)
Property and equipment	447,411	338,686

     Amortization expense related to property and equipment totaled $217,102 in 2006 and $274,600 in 2005.

3. Shareholders’ Equity

     The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock is issued and outstanding. During 2006, the Company issued shares on the exercise of stock options and also in a private placement transaction. The Company also repurchased and retired shares of its common stock during both 2006 and 2005.

Stock Based Compensation Plans

     The Company grants stock options pursuant to shareholder approved stock option plans. The Company's 1999, 2000, 2001, 2002, and 2003 Stock Option Plans (collectively the "Plans") authorize a total of 5,220,600 common shares for issuance. The Plans entitle employees, non-employee directors, and consultants to purchase common shares of the Company on the exercise of stock options. Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve if they were granted under the 2003 Stock Option Plan.

     The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to at least the fair market value of the underlying common shares on the date of grant. The standard vesting schedule used for stock option grants to most employees is a two year vesting calendar, with equal vesting occurring at the end of each quarterly period. Stock option grants to management generally follow a four year vesting calendar, with vesting occurring at the end of each quarterly period. All stock options are denominated in U.S. dollars and expire either five or six years after the date of grant.

     The following table provides information on the Company’s outstanding options and options available for grant at December 31, 2006, and activity since December 31, 2004:

		Options Outstanding
				Weighted
	Number of			Average
	Options		Price Per	Exercise
	Available	Number of	Share	Price
	For Grant	Options	U.S. $	U.S. $
Balance at December 31, 2004	1,622,500	3,598,100	$0.12 - $0.59	$0.24
Options granted	(1,301,800)	1,301,800	$0.29 - $0.53	$0.28
Options exercised	–	(136,125)	$0.15 - $0.29	$0.18
Options forfeited	634,375	(634,375)	$0.26 - $0.53	$0.39
Balance at December 31, 2005	955,075	4,129,400	$0.12 - $0.59	$0.26
Options granted	(1,201,250)	1,201,250	$0.29 - $0.44	$0.38
Options exercised	–	(761,400)	$0.15 - $0.36	$0.25
Options forfeited	637,500	(685,000)	$0.15 - $0.38	$0.30
Balance at December 31, 2006	391,325	3,884,250	$0.12 - $0.59	$0.29

     The Company ceased granting of stock options under its 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Stock options outstanding to purchase common shares under these plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants. For 2006, there were 761,400 options exercised for proceeds of $189,594. For 2005, there were 136,125 options exercised for proceeds of $24,538. Subsequent to December 31, 2006, an additional 175,000 options were granted.

Stock-based Award Activity

     Equity awards activity under the Company’s Plans for 2006 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock	Price –	Term	Value –
	Options	U.S. $	(in years)	U.S. $

Balance at December 31, 2005	4,129,400	$0.26
Granted	1,201,250	$0.38
Forfeited	(685,000)	$0.30
Exercised	(761,400)	$0.25
Outstanding at December 31, 2006	3,884,250	$0.29	2.56	$447,617

Vested and exercisable at December 31, 2006	2,965,431	$0.26	2.02	$423,856

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at December 31, 2006 and the exercise price of the underlying awards, where the stock options are in-the-money. At December 31, 2006, there were 3,158,000 in-the-money options outstanding and 2,799,025 in-the-money options vested and exercisable.

     The following table summarizes the Company’s unvested equity award activity for the year ended December 31, 2006:

		Weighted-Average
		Grant Date Fair
Unvested Shares	Number of Awards	Value – U.S. $
Unvested at December 31, 2005	963,263	$0.15
Granted	918,594	$0.19
Vested	(644,288)	$0.18
Forfeited	(318,750)	$0.17
Unvested at December 31, 2006	918,819	$0.20

     As of December 31, 2006, total unrecognized compensation expense related to unvested awards granted under the Plans was $82,542, which is expected to be recognized over a weighted-average period of 2.56 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the year ended December 31, 2006.

Stock-Based Compensation Expense

     During 2006, the net loss of $791,197 includes $120,957 of stock-based compensation expense calculated in accordance with FAS 123R, of which $41,547 was attributable to sales and marketing employees, $70,134 was attributable to general and administrative employees and non-employee directors and $9,276 was attributable to research and development employees.

     During 2005, the reported net loss of $58,590 did not include stock-based compensation expense as determined under the fair-value based method of FAS 123, as the Company had not adopted this pronouncement. Reported net loss included $41,977 of stock-based compensation in general and administrative expense related to stock options granted to a consultant which was recorded as an expense under APB 25. If the Company had adopted FAS 123 in 2005, stock-based compensation expense would have been $157,371, of which $45,231 would have been attributable to sales and marketing employees, and $112,140 would have been attributable to general and administrative employees and non-employee directors. Including this pro forma stock-based compensation expense, pro forma net loss for 2005 was $173,984 and pro forma basic and diluted net loss per share for 2005 was $(0.01) .

Valuation Assumptions Used in Fair-Value Based Calculation Method

     The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for years ended December 31, 2006 and 2005 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended
	December 31,
	2006	2005
Expected life (in years)	5 years	4 years
Risk-free interest rate	4%	4%
Expected volatility	52%	49%
Dividend yield	0%	0%
Fair value per stock option	$ 0.19	$ 0.36

     The expected life of employee stock options is based on the average expected life of all outstanding stock options taking into consideration past employee exercise behavior. The exercise price of the stock option is equal to the market value of the Company’s common stock on the grant date. The Company uses the zero coupon interest yield rate comparable to the expected life of the option. Expected volatility is based on historical computations of the Company’s volatility. The estimated fair value of the stock-based awards is amortized over the vesting period of the underlying awards, on a graduated basis.

     The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or trading restrictions. Employee stock options have characteristics significantly different from those of traded options.

Private Placement Transaction

     On September 26, 2006, the Company completed a restricted non-brokered private placement for 1,166,667 purchased securities (“Unit”) at a price of $0.30 per Unit with ten of its directors and senior management. Each Unit consisted of one common share and one share purchase warrant (“Warrant”) for the purchase of one common stock. Each Warrant entitles the holder to purchase one common share at a price of $0.40 per share at any time until the close of business on the day which is twenty-four months from the date of issue of the Unit. All shares issued in connection with the private placement and any shares issued on exercise of warrants comprised in those Units will be subject to a one year hold period. At December 31, 2006, all 1,166,667 warrants were outstanding and exercisable.

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

Repurchase of Common Stock

     During 2006, the Company repurchased 100,000 common shares of its stock, at prices ranging from $0.26 to $0.27 per share, for an aggregate cost of $27,333. During 2005, the Company repurchased 690,000 common shares of its stock, at prices ranging from $0.34 to $0.40 per share, for an aggregate cost of $214,490. The Company’s stock repurchase program expired in May 2006.

4. Segmented Information

     The Company operates in one reportable segment. The Company defines a reportable operating segment as a component of the Company for which separate financial information is available and which is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

     During 2006 and 2005, the Company had no customers whose revenue represented greater than 10% of total revenues. Substantially all of the Company’s property and equipment is located in Canada and the majority of its current operations are in Canada.

5. Related Party Transaction

     In December 2006, in the normal course of business, the Company sold advertising to a Company who is affiliated with our 50% owned subsidiary, Stockscores Analytics Corp. The one-time sale represented approximately $85,000 in revenues, which was the fair value for the services provided. The full amount was paid subsequent to year end.

6. Income Taxes

     The Company is subject to United States federal and state income taxes at an approximate rate of 38% (2005 – 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended
	December 31,
	2006	2005

Tax recovery at U.S. statutory rates	$(299,000)	$(20,507)
Increase from lower effective rate of Canadian subsidiary	(11,000)	–
Change in and adjustment to valuation allowance	67,000	146,000
Change in foreign exchange rates	–	(217,000)
Non-deductible expenses	243,000	71,000
Other	3,990	47,973
Income tax provision	$3,990	$27,466

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	December 31,
	2006	2005

Net operating loss carryforwards	$1,747,000	$3,278,000
Net capital loss carryforwards	110,000	110,000
Property and equipment	658,000	675,000
Other	312,000	303,000
Total deferred tax assets	$2,827,000	$4,366,000
Less: valuation allowance	(2,827,000)	(4,366,000)
Net deferred tax assets	$–	$–

     The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that realization will not occur.

     At December 31, 2006, the Company had U.S. federal net operating loss carryforwards of $2,059,000. These net operating loss carryforwards will expire at various times from 2019 through 2026 if not utilized. At December 31, 2006, the Company had Canadian federal net operating loss carryforwards of $2,825,000. These net operating loss carryforwards will expire in 2007 and 2008. The Company also has net capital losses of $323,000 available to offset future taxable capital gains in Canada.

7. Commitments and Contingencies

Commitments

	Payments Due by Period
					More
		Within 1	2 – 3	4 – 5	Than 5
	Total	Year	Years	Years	Years
Operating leases	$1,925,200	$320,000	$600,500	$611,200	$393,500
Capital leases	208,500	121,100	87,400	-	-
Data provider commitment	1,219,400	372,300	781,900	65,200	-
Total contractual cash obligations	$3,353,100	$813,400	$1,469,800	$676,400	$393,500

     The Company leases its facilities under operating leases that expire at various times to March 2013. Total rent expense was $282,284 in 2006 and $320,957 in 2005. The Company leases certain computer equipment, mainly servers, under capital leases. Of the total amount of capital lease payments above, approximately $21,000 relates to interest payments due in future years. Interest expense related to capital lease obligations was $22,453 for 2006 and $6,298 for 2005.

     The Company entered into an agreement with a data provider for the delivery of market data used in the Company’s products. The agreement expires in March 2010, with an option to renew for an additional 12 months at the then applicable current rates. In addition, the Company entered into a hosting and connectivity agreement for the back-up hosting site at an approximate cost of $13,000 per month, with an end date that coincides with the data provider agreement.

Contingencies

Litigation

     The Company is a defendant in a lawsuit filed in the Saskatchewan Court of Queen’s Bench by plaintiffs Black Strap Hospitality Corporation, Harold Lane and Derek Neis. The plaintiffs seek damages for alleged defamation in the amount of C$100,000 plus pre-judgment interest. The plaintiffs claimed that they were defamed by certain members of the Company’s Bull Boards investment discussion forum on the Company’s websites StockHouse.com and StockHouse.ca. The Company responded to the action by providing, under court order, information on the Bull Boards members specified in the court order. On December 7, 2006, the Company was advised by the plaintiff that they were prepared to provide discontinuance and a waiver on costs if the Company agreed to certain conditions, including the removal of Black Strap Hospitality Corporation postings from the StockHouse.com and StockHouse.ca websites. The Company received a formal discontinuance on January 16, 2007.

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

8. Accounting for and Disclosure of Guarantees

     From time-to-time, the Company enters into certain types of contracts that require it contingently to indemnify parties against third party claims. These contracts primarily relate to: (i) service level agreements with clients, under which the Company may be required to indemnify clients for liabilities related to data transmission and dissemination; and (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company.

     The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and generally are not limited in amount, so it is not possible to express the amount at risk in dollars. Historically, the Company has not been obligated to make significant payments on account of these obligations, and accordingly, no liabilities were recorded for these obligations of this nature on its balance sheets as of December 31, 2006 or 2005. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.

9. Subsequent Event

Business Acquisition

     On January 25, 2007, the Company announced that it had entered into a formal Purchase Agreement with TeleCommunication Systems, Inc. (“TCS”) pursuant to which the Company agreed to issue to TCS 1,500,000 common shares in the capital of the Company and to assume some TCS liabilities in exchange for certain assets of TCS that make up its Mobile Finance Division (“MFD”). The transaction closed on January 31, 2007.

     MFD delivers financial market data, news, and limited analytics like charting and portfolio functionality, distributed through mobile devices such as pagers, Blackberry® and other mobile devices. The acquisition adds:

  a proven set of wireless financial products for migration onto the Company’s platform without significant additional development costs and go-to-market time a high profile customer-base, consisting of leading wealth management, capital markets and advisory companies located in North America and Europe, that can be introduced to the Company’s existing product-line, and distribution agreements with one of the world's largest financial information providers and a global 3rd generation telecommunications provider.

     This business combination will be accounted for as a purchase of a business, with the Company being identified as the acquirer and MFD as the acquiree. The results of operations of MFD will be included in the consolidated financial statements of the Company from January 31, 2007.

A preliminary allocation of the purchase price, which is subject to adjustment, is as follows:

Preliminary Purchase Price:
1,500,000 common shares of Stockgroup	$840,000
Acquisition costs	220,000
$1,060,000

Net Assets Acquired:
Accounts receivable	$1,578,000
Prepaid and other current assets	379,000
Property and equipment, net	286,000
Accounts payable	(985,000)
Accrued liabilities	(777,000)
Accrued compensation	(183,000)
Customer deposits	(238,000)
Deferred revenues	(350,000)
Unallocated purchase price	1,350,000
$1,060,000

     The difference between the cost of acquisition and the values of net assets acquired has been presented as “unallocated purchase price.” The fair value of the 1,500,000 common shares issued was determined based on the Company’s common share price of $0.56, representing the average closing price of the Company’s shares for the two days before, the day of, and two days after the date of announcement. The purchase price may be increased by up to $500,000, payable in cash, if certain performance requirements are achieved.

     Stockgroup will continue to review information and perform further analysis, including an independent valuation, prior to finalizing the allocation of the purchase price.

Pro forma Information (Unaudited)

     Pro forma consolidated revenues for the year ended December 31, 2006 would have been $14,700,000, if the acquisition of MFD was completed as of January 1, 2006. The pro forma consolidated revenues are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date or of the future revenues of the combined entities.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 30, 2006, we dismissed Ernst & Young LLP and we engaged Deloitte & Touche LLP, independent registered chartered accountants, as our principal accountant with the approval of our Company’s Board of Directors. The decision to dismiss Ernst & Young LLP was recommended and approved by the Audit Committee of the Board of Directors of the Company and was the result of a competitive bidding process conducted in the ordinary course of business. We filed a Form 8-K/A on July 19, 2006 related to the change in our certifying accountant (File No. 000-23687), which amended the Form 8-K we filed on July 6, 2006 related to the change.

     In connection with the audit of our financial statements for the year ended December 31, 2005, and in the subsequent interim period preceding May 30, 2006, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report on the Company’s consolidated financial statements.

Item 8A. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

     None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The following are our directors and executive officers and certain information about them as of February 28, 2007:

Name	Age	Principal Occupation and Business Experience
Marcus New	36

Founder, President and CEO. Mr. New founded Stockgroup in May 1995 and continues to provide the corporate vision and direction for the Company. A finalist as Entrepreneur of the Year by Ernst & Young Pacific Region in 2005. Mr. New is a recognized leader and sought-after speaker in the industry. Prior to founding Stockgroup, Mr. New served as VP of Investor Relations for AmCan Public Relations Group Inc., a company specializing in investor campaigns for public companies. Mr. New received a Bachelor of Arts degree with a Business major from Trinity Western University.

Leslie A. Landes	62

Chairman of Liquidation World Inc. Mr. Landes brings a breadth of experience running media and media related companies, including 13 years with the Jim Pattison Group with $4 billion in sales. Mr. Landes served as President of the Jim Pattison Sign Group, Outdoor Group, and The Communications Group. He ultimately served as President of Jim Pattison Industries Ltd. and Senior VP of the Jim Pattison Group. He was formerly the President and Chief Operating Officer of Stockgroup Information Systems Inc. from August 1998 to December 2004. Mr. Landes is a director and member of the compensation committee of Liquidation World, Inc., which is a Toronto Stock Exchange listed company and formerly a director of TIR Systems Inc., a Toronto Stock Exchange listed company. Mr. Landes joined our Board of Directors in August 1998, and he is also a member of our Audit Committee and Nominating and Corporate Governance Committee.

David Caddey	57

Retired President of the Space Missions Unit of MDA Corporation, responsible for $300 million in revenues and about 900 employees. Mr. Caddey has extensive experience in all facets of business management including mergers and acquisitions, business development, program management and engineering. Mr. Caddey has severed on numerous Boards of profit and not-for-profit organizations including past Chair and now a Director of the Aerospace Industries Association of Canada. Mr. Caddey joined our Board of Directors in June 1999, and he is also a member of our Audit Committee and Compensation Committee.

Louis (Lee) deBoer II	54

Chairman, Life Balance Media LLC; Managing Partner, Propeller Partners LLC. Mr. deBoer has over 20 years experience in the strategic development of national media programming, advertising sales and content development. Mr. DeBoer spent 17 years at HBO culminating in the positions of Executive Vice President of HBO Inc. and President of its International division. Mr. deBoer joined our Board of Directors in October 1999, and he is also a member of our Compensation Committee and Nominating and Corporate Governance Committee.

Patrick Spain	54

Chairman and CEO of Highbeam Research, LLC, which operates an online research service for individuals. He is also the co-founder and former Chairman and CEO of Hoover's, Inc. a leading online provider of company information headquartered in Austin, Texas. Hoover's was bought by Dun & Bradstreet in March 2003. Prior to Hoover’s, Mr. Spain worked in the telecommunications,

Name	Age	Principal Occupation and Business Experience

real estate and consulting industries. Mr. Spain holds a Bachelor of Arts from the University of Chicago in Ancient History and a Juris Doctorate from Boston University. Mr. Spain joined our Board of Directors in August 2004, and he is also a member of our Compensation Committee and Nominating and Corporate Governance Committee.

Elizabeth DeMarse	53

Director. Ms. DeMarse is a graduate of Wellesley and Harvard Business School, and a member of The Committee of 200. She is CEO and President of Creditcards.com, the leading credit card site for consumers on the internet. Previously she was President and CEO of Bankrate Inc. (RATE:NASDAQ), restructuring it into the #1 financial advice site as ranked by Media Metrix. Ms. DeMarse's experience also includes a role as the Executive Vice President of Hoover's Inc., an Internet company providing sales, marketing and business development information, and as a member of the senior management team at Bloomberg L.P. Ms. DeMarse joined our Board of Directors in June 2005, and she is also a member of our Audit Committee.

Stephen Zacharias	57

Founder and managing director of Transact Capital Partners LLC, a Richmond Virginia based investment banking firm serving small to middle market privately-owned businesses. He has over 30 years of financial related experience, including numerous acquisition and divestiture transactions, debt financings and capital reorganizations. Before founding Transact, he served as corporate treasurer for Media General Inc (NYSE: MEG), a Fortune 1000 TV and newspaper media company, and as a board director and audit committee chairman for Hoover’s Inc., an online business information company acquired by Dun & Bradstreet. Mr. Zacharias joined our Board of Directors in July 2006, and he is also a member of our Audit Committee.

Thomas Baker	52

Consultant. Mr. Baker has more than 25 years of experience in print and online media. He was the founder and general manager of The Wall Street Journal Online (wsj.com), a publication of Dow Jones & Company, where he led the start-up effort and grew the Online Journal into a $60 million business unit and the largest paid news and information site on the web. He oversaw The Wall Street Journal’s national radio news network and Dow Jones’ news syndication and licensing business. Mr. Baker has consulted for leading publishers and media companies. He holds a degree from Princeton University and an MBA from Columbia Business School. Mr. Baker joined our Board of Directors in July 2006, and he is also a member of our Compensation Committee.

		Executive Officer
Susan Lovell	39

Chief Financial Officer. Ms. Lovell provides direction on financial strategy for Stockgroup. She was recruited in April 2006 and brings senior management experience in finance, accounting, financial planning and analysis with successful high-tech companies. Formerly with Crystal Decisions, which was acquired by Business Objects in 2003, Ms. Lovell contributed to 15 successive quarters of revenue growth and a 60 point increase in operating margins. Crystal Decisions had revenues over US$300 million prior to being acquired. Ms. Lovell was also the Controller of GaleForce Solutions, an award-winning provider of CRM software for the financial services industry, and was responsible for developing and leading the information systems audit practice for Ernst & Young in Vancouver.

     Each director who is elected will serve until the earlier of our next annual meeting, the date his or her successor has been elected and qualified, or the date of the director's death, resignation or removal. All terms of office on our Board of Directors will expire at the close of our 2007 Annual Shareholder’s meeting.

Indemnification of Directors and Officers

     Our by-laws provide for the indemnification of our, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay us if it is ultimately determined that any such person should have not been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may be unable to recoup.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our registered common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and persons who own more than 10% of our stock are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act.

     Based solely on our review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3 and Forms 5 and amendments thereto furnished to us with respect to 2006, and any written representations referred to in Item 405(b)(1) of Regulation S-B of the Securities Act stating that no Forms 5 were required, we believe that, during 2006, all Section 16(a) filing requirements applicable to our officers, directors and more than 10% shareholders, were compiled with except for the late filings disclosed following. Corrective filings were made for these incidences of non-compliance.

     During 2006, there were late filings on Form 4 for the following directors and officers for the number of transactions listed behind their names: Stephen Zacharias (1); Thomas Baker (1); Elizabeth DeMarse (2); Susan Lovell (1); Bruce Nunn (1); Michael Donnelly (1).

Code of Ethics

     We have adopted a code of ethics that applies to each of our Chief Executive Officer, Chief Financial Officer and other Senior Officers of our Company. The text of our Code of Ethics may be viewed on our website at www.stockgroup.com under Investors/Corporate Governance.

Committees

     Audit Committee. Our Audit Committee currently consists of David Caddey, Elisabeth DeMarse, Stephen Zacharias and Leslie Landes. The Audit Committee is governed by a written charter, which can be viewed at www.stockgroup.com under Investors/Corporate Governance. Each of the members of our Audit Committee is independent, as that term is defined by Rule 4200(a) (15) of the National Association of Securities Dealers' listing standards. Mr. Zacharias is our “audit committee financial expert” as defined by the rules of the SEC.

     Compensation Committee. Our Compensation Committee currently consists of Lee deBoer, David Caddey, Patrick Spain and Thomas Baker.

     Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee currently consists of Patrick Spain, Lee deBoer, and Leslie Landes, and is governed by a written charter which can be viewed at www.stockgroup.com under Investors/Corporate Governance. The Committee has formed in 2004. During 2006, the nominating committee did not receive a recommended nominee for director from a security holder that beneficially owned more than 5% of our common share under rule (407)(c)(ix) of Regulation S-B.

Procedure for Submitting Shareholder Proposals

     We encourage shareholders to submit proposals, questions or concerns to us by writing to Mr. Patrick Spain, the Chairman of our Corporate Governance Committee or any member of our Board of Directors. All written communications with Board members are treated as confidential. Instructions and contact information for Mr. Spain and the Board of Directors can be found by visiting our website at www.stockgroup.com under Investors/Corporate Governance. Once a proposal, question or concern is received by Mr. Spain or a Board member, the communication is reviewed and addressed accordingly.

     The Board of Directors established a Corporate Governance Committee to monitor our practice against generally accepted governance guidelines, and to determine which guidelines are both practical and beneficial for us. The Corporate Governance Committee has reviewed our own corporate governance practices, with input and guidance from the Board of Directors.

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

     See “Procedures for Submitting Shareholder Proposals” above.

Item 10. Executive Compensation

     Summary Compensation Table. The following table shows certain information concerning the compensation of (i) our Chief Executive Officer, (ii) our Chief Financial Officer; and (iii) our other executive officers as of December 31, 2006 (collectively, the “Named Executive Officers”) for 2006.

			Option	All Other
			Grants	Compensation
Name	Salary ($)	Bonus ($)	($) (5)	($)	Total ($)
Marcus New (2)	$142,746	$28,312	$–	$23,826	$194,884
Chief Executive Officer

Susan Lovell (3)	76,610	8,267	24,750	6,422	116,049
Chief Financial Officer

Bruce Nunn	94,834	5,511	–	–	100,345
Vice President, Marketing

Michael Donnelly (4)	94,074	46,285	41,400	–	181,759
Vice President, Sales

(1)

All amounts are stated in U.S. dollars. For payment in other currencies other than the U.S. dollar, translation of compensation into U.S. dollars is made using the average exchange rate for 2006 except for the salary and bonus amounts for Mr. New as described below.

(2)

Mr. New’s annual compensation was set by the compensation committee in U.S. dollars and has been paid in Canadian dollars at a rate of 1.43 per contractual agreement. All other compensation for Mr. New includes $16,342 of costs associated with the lease of a car.

(3)	Ms. Lovell joined our Company as Chief Financial Officer on April 3, 2006. All other compensation includes a stock incentive to purchase common shares of our Company of $5,592.
(4)	Mr. Donnelly joined our Company as Vice President, Sales on May 31, 2006.
(5)	The fair value of option grants is determined as described in Item 7. Financial Statements, Note 3 to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

Number of Securities Underlying
Unexercised Options
			Option	Option
			Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Marcus New	400,000	–	$0.220	04-Mar-2008
	100,000	–	$0.120	18-Sep-2007
	300,000	–	$0.170	13-May-2008
	652,500	–	$0.270	09-Feb-2009

Susan Lovell (1)	18,750	131,250	$0.340	03-Apr-2011

Bruce Nunn (2)	46,875	28,125	$0.315	07-Sept-2010

Michael Donnelly (3)	25,000	175,000	$0.425	31-May-2011

(1)	Options vest at the rate of 6.25% per quarter in arrears, starting on July 3, 2006.
(2)	Options vest at the rate of 12.5% per quarter in arrears, starting on December 7, 2005.
(3)	Options vest at the rate of 6.25% per quarter in arrears, starting on August 31, 2006.

Compensation of Directors

     The following table shows the amount of compensation earned by our independent directors in 2006. We compensate our independent directors with directors’ fees and stock options. Options Awards represent the fair value of option awards granted in 2006 as determined as described in Item 7. Financial Statements, Note 3.

	Fees Earned		All Other
	or Paid in	Option	Compensation
Name	Cash ($)	Awards ($)	($)	Total ($)
Leslie Landes	$17,583	$5,125	$–	$22,708
David Caddey	18,733	5,125	–	23,858
Louis deBoer II	17,283	5,125	–	22,408
Patrick Spain	7,283	15,375	–	22,658
Elizabeth DeMarse	9,033	15,375	–	24,408
Stephen Zacharias	6,817	14,175	–	20,992
Thomas Baker	5,442	14,175	–	19,617
	$82,174	$74,475	$–	$156,649

     Commencing for the compensation year beginning June 1, 2006, each director receives an annual fee of $8,600 related to service on the Board of Directors, with an additional $3,000 per annum paid to members of our Audit Committee. Each director is eligible to receive up to 75,000 stock options to acquire shares of common stock, with the exercise price being equal to the market price of our common stock on the date of grant. Directors who are re-elected and continue to serve for more than one year may receive up to an additional 75,000 stock options after each annual general meeting in compensation for future service. During the year, we paid three directors a sum of $10,000 each in lieu of granting stock options, as our 2003 Stock Option Plan has a limited number of registered options remaining for issuance.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     We have an Executive Employment Agreement with our CEO, Marcus New, which became effective on February 9, 2004. Under the Agreement, for 2006, Mr. New received an annual base salary of C$202,432 or U$141,561, which was converted at the exchange rate as set out in the 2004 Management Agreement. The agreement outlines a minimum 5% annual compensation increase. All increases are approved by our Compensation Committee. In addition, he receives an incentive compensation bonus based on achieving certain profitability goals in the calendar year, and on financing, merger, and acquisition transactions. Mr. New’s February 9, 2004 employment agreement awarded him 652,500 stock options at $0.27 per share, which are fully vested at December 31, 2006. Mr. New will be entitled to 12 months of severance which will include pay in lieu of notice plus an additional one month severance for each year of employment up to a maximum of 24 months, should we elect to terminate his employment without cause. The employment agreement contains a confidentiality clause and a 24-month non-competition clause. There is no specified termination date in the Agreement.

     We have an employment agreement with our Chief Financial Officer, Susan Lovell, who is to receive an annual base salary of C$120,000, subject to normal salary increases, and is entitled to a C$25,000 annual maximum incentive compensation bonus, based on the achievement of both Company and departmental goals. On her date of employment, April 3, 2006, she received 150,000 stock options at an exercise price of $0.34 per share, which will vest over a four year period at 6.25% per quarter in arrears. In addition, she was eligible for the stock option purchase incentive bonus of up to $10,000 to assist in the purchase of shares within 60 days from the start of employment. Ms. Lovell purchased 45,500 shares resulting in $5,592 of benefit. These shares are required to be held for a minimum of one year. Ms. Lovell will be entitled to one month of severance, which will include pay in lieu of notice for each year of employment up to a maximum of four months, should we elect to terminate her employment without cause after 395 days.

     We have an employment agreement with our Vice President of Marketing, Bruce Nunn, who is to receive an annual base salary of C$105,000, subject to normal salary increases, and is entitled to an annual C$25,000 maximum incentive compensation bonus, based on the achievement of both Company and departmental goals. On his date of employment, September 7, 2005, he received 75,000 stock options at an exercise price of $0.315 per share, which will vest over a two year period at 12.5% per quarter in arrears. Mr. Nunn will be entitled to one month of severance which will include pay in lieu of notice for each year of employment, should we elect to terminate Mr. Nunn’s employment without cause.

     We have an employment agreement with our Vice President of Sales, Michael Donnelly, who is to receive an annual base salary of U$160,000, subject to normal salary increases. In addition, Mr. Donnelly receives incentive compensation pay related to recognized revenue as outlined in a separate compensation agreement. On his date of employment, May 31, 2006, he received 200,000 stock options at an exercise price of $0.425 per share, which will vest over a four year period at 6.25% per quarter in arrears. Mr. Donnelly will be entitled to two months of severance which will include pay in lieu of notice should we elect to terminate his employment after one year of employment without cause. An additional month of severance will be awarded during the third year of employment for a total of three months severance. If termination without cause occurs during or after the fourth year of employment, he will receive four months of severance. Mr. Donnelly’s employment agreement contains a 12 month non-competition clause.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

     The following table sets forth the beneficial ownership of our common shares as of February 28, 2007 for each person or entity (including group) that is known by us to be the beneficial owner of more than 5% of our outstanding shares. Information related to holders of more than 5% of our outstanding shares was obtained from filings made with the SEC pursuant to Sections 13(d) or 13(g) of the Exchange Act. Except as otherwise noted, the address of the beneficial owners is c/o Stockgroup Information Systems Inc., Suite 500 – 750 West Pender Street, Vancouver, B.C., V6C 2T7.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage Beneficially Owned
Marcus A. New (1)	5,231,254	13.5%
518464 B.C. Ltd (1)	1,945,000	5.3%

(1) On March 11, 1999, we entered into a Share Exchange and Share Purchase Agreement through our wholly owned subsidiary 579818 B.C. Ltd., with Stockgroup Media Inc. (formerly Stock Research Group, Inc.) and all of its shareholders. Under that agreement we acquired all of the issued and outstanding shares of Stock Research Group and in consideration 579818 B.C. Ltd. issued 3,900,000 Class A Exchangeable Shares to Stock Research Group shareholders. The exchangeable shares held by Stockgroup Research Group shareholders may be converted, at the option of the holder, into an equal number of shares of common shares of our Company held by a trustee. Pending any such conversion, each holder of the exchangeable shares has the right to vote, or to direct the trustee to vote on their behalf, an equivalent number of shares of common stock held of record by them. The trustee has no discretion as to the voting or disposition of such common stock. At February 28, 2007, there were 2,134,000 shares of exchangeable shares outstanding owned as follows:

     Of these exchangeable shares, Mr. New directly owns 169,500 and his wife, Yvonne New, directly owns 19,500 shares. They both indirectly own, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and by Mrs. New as to 50%, 1,945,000 exchangeable shares.

     In addition to the exchangeable shares beneficially owned as described above, including those owned by Mrs. New, Mr. New owns 344,700 shares of common stock which were purchased in the open market, 416,777 shares which were purchased via our September 2006 private placement, the right to purchase 416,777 additional shares of stock on the exercise of share purchase warrants and 1,452,500 fully vested stock options to purchase common stock. He also beneficially owns the 466,500 shares of common stock that Mrs. New directly owns.

Security Ownership of Management

     The following table sets forth the beneficial ownership of our common shares as of February 28, 2007 for the following: (i) each of our directors and nominees for director; (ii) our Chief Executive Officer and each of the Named Executive Officers named in the Summary Compensation Table in Item 10, Part III; and (iii) all our directors and our executive officers as a group. Information related to directors and executive officers is as of February 28, 2007 and options and warrants exercisable within 60 days after February 28, 2007. Except as otherwise noted, the address of the beneficial owners is c/o Stockgroup Information Systems Inc., Suite 500 – 750 West Pender Street, Vancouver, B.C., V6C 2T7.

Name and Address of Beneficial		Percentage
Owner	Amount and Nature of Beneficial Owner	Beneficially Owned
Directors and Nominees for Director
Marcus A. New (1)	5,231,254	13.5%
Leslie Landes (2)	297,575	*
David Caddey (3)	602,709	1.6%
Louis deBoer II (4)	209,375	*
Patrick Spain (5)	285,875	*
Elizabeth DeMarse (6)	55,725	*
Stephen Zacharias (7)	424,609	1.1%
Thomas Baker (8)	91,275	*
Executive Officers
Susan Lovell (9)	283,000	*
Bruce Nunn (10)	123,050	*
Michael Donnelly (11)	237,500	*

All directors and officers as a group (12)	7,841,947	19.3%

* less than 1%

(1)	See description of holdings in section above on beneficial owners who own more than 5% of our outstanding common shares.
(2)	Includes 292,575 shares issuable on the exercise of stock options as of February 28, 2007, or 60 days thereafter.
(3)

Includes 209,375 shares issuable on the exercise of stock options and 166,667 shares issuable on the exercise of share warrants, as of February 28, 2007, or 60 days thereafter. Also includes 40,000 common shares which are indirectly owned through his wife.

(4)	Includes 159,375 shares issuable on the exercise of stock options as of February 28, 2007, or 60 days thereafter.
(5)

Includes 109,375 shares issuable on the exercise of stock options as of February 28, 2007, or 60 days thereafter. Also includes 70,000 common shares and 70,000 share warrants exercisable as of February 28, 2007, or 60 days thereafter which are indirectly owned by the Spain Family IX LLC.

(6)	Includes 55,725 shares issuable on the exercise of stock options as of February 28, 2007, or 60 days thereafter.
(7)	Includes 24,609 shares issuable on the exercise of stock options and 200,000 shares issuable on the exercise of share warrants, as of February 28, 2007, or 60 days thereafter.
(8)	Includes 24,609 shares issuable on the exercise of stock options and 33,333 shares issuable on the exercise of share warrants, as of February 28, 2007, or 60 days thereafter.
(9)	Includes 37,500 shares issuable on the exercise of stock options and 100,000 shares issuable on the exercise of share warrants, as of February 28, 2007, or 60 days thereafter.

(10)	Includes 56,250 shares issuable on the exercise of stock options and 33,400 shares issuable on the exercise of share warrants, as of February 28, 2007, or 60 days thereafter.
(11)	Includes 37,500 shares issuable on the exercise of stock options and 100,000 shares issuable on the exercise of share warrants, as of February 28, 2007, or 60 days thereafter.
(12)	See notes 1 through 11.

     Applicable percentage ownership in the above table is based on 36,971,788 shares outstanding as of February 28, 2007. The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of February 28, 2007, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes above, we believe each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

Item 12. Certain Relationships and Related Transactions, and Director Independence

     During the last two years, there have been no transactions or proposed transactions to which we were or are to be a party, in which any persons as set out by Item 404(a) of Regulation S-B had or is to have a direct or indirect material interest.

Transactions with Related Parties

     During fiscal 2006, we sold advertising to a company who is affiliated with our 50% owned subsidiary, Stockscores Analytics Corp. The one-time sale was approximately $85,000, which was market value for the services provided. The full amount was paid subsequent to December 31, 2006.

Director Independence

     All of our current directors except from Marcus New, our Chief Executive Officer, are independent as that term is defined by Rule 4200(a) (15) of the National Association of Securities Dealers' listing standards.

Item 13. Exhibits

The following exhibits are filed as part of this Form 10-KSB.

Exhibit
No.	Exhibit Title

21.1	List of Subsidiaries of the Company

23.1	Consent of Independent Registered Chartered Accountants

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1

Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

     The following exhibits are incorporated by reference.

Exhibit
No.	Exhibit Title

3.1	Articles of Incorporation & Bylaws, is incorporated by reference to Form 10SB12G filed January 29, 1998. (File No. 000-23687)

10.1	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended, is incorporated by reference to Exhibit 10.1 filed on Form S-8 POS with the SEC on May 19, 2006. (File No. 333- 114481)

10.2	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed September 28, 2006. (File No. 000-23687)

10.3	Form of Warrant for Common Stock is incorporated by reference to Form 8-K filed September 28, 2006. (File No. 000-23687)

10.4

Purchase Agreement between Stockgroup Information Systems Inc., Stockgroup Systems Ltd., Stockgroup Media, Inc., TeleCommunication Systems, Inc., and TeleCommunication Systems (Holdings) Limited. Agreement was originally filed on Form 8-K on February 16, 2007 as Exhibit 10.1. This agreement is incorporated herein by reference. (File No. 000-23687)

10.5	Audit Committee Charter of the Company is incorporated by reference to Form 8-K filed on February 20, 2007. (File No. 000-23687)

16.1

Letter dated July 12, 2006 from Ernst & Young LLP, independent registered public accountants regarding the change in independent registered public accounting firms. This letter is incorporated herein by reference from Form 8-K/A filed on July 19, 2006. (File No. 000-23687)

Item 14. Principal Accountant Fees and Services

     On May 30, 2006, we dismissed Ernst & Young LLP and we engaged Deloitte & Touche LLP, independent registered chartered accountants, as our principal accountant with the approval of our Company’s Board of Directors. The decision to dismiss Ernst & Young LLP was recommended and approved by the Audit Committee of the Board of Directors of the Company and was the result of a competitive bidding process conducted in the ordinary course of business.

     Services performed by our principal accountant during 2006 consisted of the examination of our financial statements, services related to filings with the SEC and the TSX, consulting and regulatory filing reviews in connection with private placements, domestic and foreign tax compliance work, tax filings and tax consulting services.

Audit Fees

     Fees billed for audit services totaled approximately $64,800 for 2006 and $85,100 for 2005, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

Audit-Related Fees

     Fees billed for audit related services totaled approximately $3,200 for 2006 and $2,300 for 2005. Audit related fees include services related to other regulatory filings and other accounting matters.

Tax Fees

     Fees billed for tax services, including tax compliance and tax advice, totaled approximately $46,800 for 2006 and $6,754 for 2005.

All Other Fees

We did not incur other types of fees in 2006 or 2005.

Pre-approval Policies and Procedures

     In accordance with our Audit Committee Charter, our Audit Committee is required to review and approve in advance all audit, audit-related, tax, and other services performed by the principal accountant. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the principal accountant is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting. For 2006, the Audit Committee pre-approved 100% of the fees incurred.

     The Audit Committee has considered the nature and amount of the fees billed by our principal accountant, and believes that the provision of the services for non-audit services is compatible with maintaining our principal accountants’ independence under U.S. Regulations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.

Date: March 15, 2007	By: /s/ Marcus New Marcus A. New President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus New	President, Chief Executive Officer (Principal Executive Officer)	March 15, 2007
Marcus A. New	and Director
March 15, 2007
/s/ Susan Lovell	Chief Financial Officer (Principal Financial and Accounting
Susan Lovell	Officer)

/s/ Leslie Landes	Chairman of the Board	March 15, 2007
Leslie Landes

/s/ David Caddey	Director	March 15, 2007
David Caddey

/s/ Lee deBoer	Director	March 15, 2007
Lee deBoer

/s/ Patrick Spain	Director	March 15, 2007
Patrick Spain

/s/ Elizabeth DeMarse	Director	March 15, 2007
Elizabeth DeMarse

/s/ Stephen Zacharias	Director	March 15, 2007
Stephen Zacharias

/s/ Thomas Baker	Director	March 15, 2007
Thomas Baker