Form 10QSB
period 2007-03-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2007-05-14
CIK 1054097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition report UNDER Section 13 or 15(d) of the Exchange Act

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
(604) 331-0995
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: __ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes: __ No: ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,003,663 common shares at April 30, 2007 (no par value)

Transitional Small Business Disclosure Format (check one): Yes: __ No ☒

Stockgroup Information Systems Inc.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Stockgroup Information Systems Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in Thousands of U.S. Dollars, except number of common shares in thousands)

(Unaudited)

	March 31,	December 31,
	2007	2006 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$2,130	$2,013
Accounts receivable (net of allowances for doubtful
accounts of $338; December 31, 2006 - $98)	1,869	814
Prepaid and other current assets	280	186
TOTAL CURRENT ASSETS	4,279	3,013

Prepaid and other long-term assets	360	-
Property and equipment, net	654	447
Unallocated purchase price (note 3)	1,623	-
TOTAL ASSETS	$6,916	$3,460

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,692	$426
Accrued liabilities	1,851	473
Accrued compensation	226	176
Deferred revenues	1,183	810
Capital lease obligations	163	130
TOTAL CURRENT LIABILITIES	5,115	2,015

Long-term capital lease obligations	104	97
Long-term deferred revenues	59	65
TOTAL LIABILITIES	5,278	2,177

Commitments and contingencies (note 6)

Shareholders’ Equity (note 4):
Common stock, no par value; authorized 75,000; issued and outstanding of 36,989 at March 31, 2007 and 35,350 at December 31, 2006	14,680	13,793
Additional paid-in capital	3,419	3,394
Accumulated deficit	(16,461)	(15,904)
TOTAL SHAREHOLDERS’ EQUITY	1,638	1,283
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,916	$3,460

(1) The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Thousands of U.S. Dollars, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES
Licensing and Subscriptions	$2,175	$921
Advertising	925	883
	3,100	1,804

OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	1,270	520
Sales and marketing	1,093	776
Research and development	285	129
General and administrative	1,015	504
TOTAL OPERATING COSTS AND EXPENSES	3,663	1,929

Loss from operations	(563)	(125)

Interest income, net	7	10

Net loss before income taxes	(556)	(115)
Provision for income taxes	1	-

Net loss and comprehensive loss	$(557)	$(115)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.00)

Common shares used in computing basic and diluted net loss per share (in thousands)	36,504	33,423

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in Thousands)

(Unaudited)

	Common stock # of shares	Common stock U.S. $	Additional paid-in capital U.S. $	Accumulated deficit U.S. $	Total Shareholders’ Equity U.S. $

Balance at December 31, 2005	33,522	13,359	3,202	(15,113)	1,448
Issuance of common stock pursuant to exercise of employee stock options	761	200	(10)	-	190
Repurchase of common shares	(100)	(40)	12	-	(28)
Private placement transaction – common shares and warrants	1,167	274	69	-	343
Stock based compensation	-	-	121	-	121
Net loss and comprehensive loss	-	-	-	(791)	(791)
Balance at December 31, 2006	35,350	13,793	3,394	(15,904)	1,283
Issuance of common stock pursuant to exercise of employee stock options	139	47	(9)	-	38
Issuance of shares in connection with purchase business combination	1,500	840	-	-	840
Stock based compensation	-	-	34	-	34
Net loss and comprehensive loss	-	-	-	(557)	(557)
Balance at March 31, 2007	36,989	14,680	3,419	(16,461)	1,638

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(557)	$(115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of property and equipment	101	48
Stock-based compensation	34	25
Changes in operating assets and liabilities:
Accounts receivable, net	758	(50)
Prepaid and other assets	(287)	4
Accounts payable	593	28
Accrued liabilities	(150)	43
Accrued compensation	(15)	2
Deferred revenues	(199)	124
Cash Provided By Operating Activities	278	109

Investing activities:
Purchases of property and equipment	(26)	(48)
Acquisition of Mobile Finance Division	(134)	-
Cash Used In Investing Activities	(160)	(48)

Financing activities:
Proceeds on exercise of stock options	38	-
Repurchase of common stock	-	(28)
Repayment of capital lease obligations	(39)	(19)
Cash Used In Financing Activities	(1)	(47)

Net increase in cash and cash equivalents	117	14
Cash and cash equivalents, beginning of period	2,013	2,057
Cash and cash equivalents, end of period	$2,130	$2,071

Supplemental Cash Flow Information:
Interest paid	$5	$5
Taxes paid	1	-
Assets acquired through capital lease transactions	74
Value of shares issued for Acquisition of Mobile Finance Division	840	-

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

March 31, 2007

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related footnotes thereto of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC on March 15, 2007. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these unaudited interim consolidated financial statements. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for other future operating periods. All information is stated in U.S. dollars unless otherwise stated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in the Company’s accounting policies during the three months ended March 31, 2007 from those previously disclosed in the Company’s annual audited consolidated financial statements for the year ended December 31, 2006, except for the following:

Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 commencing January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize any liabilities for unrecognized tax benefits. In addition, upon the adoption of FIN 48, the Company did not have any accrual for interest or penalties. In the event that the Company recognizes interest accrued related to unrecognized tax benefits, it will be recorded in interest expense. Any penalties will be recorded in general and administrative expense.

The Company is subject to taxation in the United States, Canada and various local and other foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for years ended December 31, 2003 through 2006, and by the Canadian Customs and Revenue Agency for years ended December 31, 2002 through 2006. Certain areas are open to audit for years ended December 31, 1999 onward.

3. BUSINESS ACQUISITION

On January 25, 2007, the Company announced that it had entered into a formal Purchase Agreement with TeleCommunication Systems, Inc. (“TCS”) pursuant to which the Company agreed to issue to TCS 1,500,000 common shares in the capital of the Company and to assume some TCS liabilities in exchange for certain assets of TCS that made up its Mobile Finance Division (“MFD”). The transaction closed on January 31, 2007.

MFD delivers financial market data, news, and limited analytics like charting and portfolio functionality, distributed through mobile devices such as pagers, Blackberry® and other mobile devices. The acquisition adds:

•	a proven set of wireless financial products for migration onto the Company’s platform without significant additional development costs and go-to-market time;
•

a high profile customer-base, consisting of leading wealth management, capital markets and advisory companies located in North America and Europe, that can be introduced to the Company’s existing product-line; and

•	distribution agreements with one of the world's largest financial information providers and a global 3rd generation telecommunications provider.

The business combination has been accounted for as a purchase of a business, with the Company being identified as the acquirer and MFD as the acquiree. These condensed consolidated financial statements include 100% of the operating results of MFD from February 1, 2007.

A preliminary allocation of the purchase price at January 31, 2007, which is subject to adjustment, is as follows (in thousands of U.S. dollars):

Preliminary Purchase Price:
1,500,000 common shares of Stockgroup	$840
Acquisition costs	220
$1,060

Net Assets Acquired:
Accounts receivable, net	$1,399
Prepaid and other current assets	212
Property and equipment, net	145
Other assets	358
Accounts payable	(588)
Accrued liabilities	(1,158)
Accrued compensation	(90)
Customer deposits	(298)
Deferred revenues	(543)
Unallocated purchase price	1,623
Total preliminary purchase price	$1,060

The difference between the cost of acquisition and the values of net assets acquired has been presented as “unallocated purchase price.” The fair value of the 1,500,000 common shares issued was determined based on the Company’s common share price of $0.56 per share, representing the average closing price of the Company’s shares for the two days before, the day of, and the two days after the date of announcement of the acquisition. The purchase price may be increased by up to $500,000, payable in cash, if certain performance requirements are achieved.

In 2007, Stockgroup will complete an exercise to value the identifiable assets and liabilities acquired, including any goodwill that may arise in the acquisition and; therefore, has not yet determined the fair value of all identifiable assets and liabilities acquired, the amount of the purchase price that may be allocated to goodwill, or the complete impact of applying purchase accounting on the statement of operations.

Pro forma Information (Unaudited)

The following pro forma consolidated financial summary is presented as if the acquisition of MFD was completed as of January 1, 2007 and January 1, 2006, respectively. The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which would have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

	Three Months Ended
	March 31,
(In thousands of U.S. dollars, except per share data)	2007	2006
Revenues
Licensing and Subscriptions	$2,685	$2,653
Advertising	925	883
	3,610	3,536

Total Operating Expenses and Other Income	4,300	4,074

Net loss and comprehensive loss	$(690)	$(538)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Common shares used in computing basic and diluted net loss per common share (in thousands)	36,937	34,923

MFD also incurred expenses in 2006 relating to sales and marketing and general and administrative which are not expected to be incurred in the future. These costs have not been excluded from the pro forma results as at this time they are not fully determinable.

4. SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans and Stock-Based Award Activity

The Company grants stock options pursuant to shareholder approved stock option plans. The Company did not assume any stock options related to its purchase of MFD.

The following table provides information on the Company’s stock option activity for the three months ended March 31, 2007 (except for weighted data):

		Options Outstanding
					Weighted
	Number			Weighted	Average	Aggregate
	of Options			Average	Remaining	Intrinsic
	Available	Number of	Price Per	Exercise	Contractual	Value -
	For Grant	Options	Share	Price	Term	U.S. $
	(in thousands)	(in thousands)			(in years)	(in thousands)
Outstanding at December 31, 2006	391	3,884	$0.12 - 0.59	$0.29	2.56	$ 448
Options granted	(190)	190	$0.29 - 0.41	$0.40
Options exercised	-	(139)	$0.22 - 0.43	$0.27
Options forfeited	-	(88)	$0.29 - 0.59	$0.48
Outstanding at March 31, 2007	201	3,847	$0.12 - 0.44	$0.29	2.47	$ 3,335

Vested and exercisable at March 31, 2007	-	2,910	$0.12 – 0.44	$0.26	1.90	$ 2,617

The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at March 31, 2007 and the exercise price of the underlying awards, where the stock options are in-the-money. At March 31, 2007, all of the outstanding and vested and exercisable options were in-the-money.

The following table summarizes the Company’s unvested stock options as of March 31, 2007, and changes for the three months ended March 31, 2007:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value – U.S. $
Unvested at December 31, 2006	919	$0.20
Granted	190	$0.24
Vested	(133)	$0.19
Forfeited	(39)	$0.18
Unvested at March 31, 2007	937	$0.20

As of March 31, 2007, total unrecognized compensation expense related to unvested awards granted under the Company’s stock option plans was $122,000, which is expected to be recognized over a weighted-average period of 2.47 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the year ended December 31, 2006.

Stock-Based Compensation Expense

During the three months ended March 31, 2007 and 2006, respectively, net loss included $34,000 and $25,000 of stock-based compensation expense, which was included in the financial statements as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Sales and marketing	$5	$12
Research and development	3	2
General and administrative	26	11
Total stock-based compensation expense	$34	$25

Valuation Assumptions Used in Fair-Value Based Calculation Model

The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for the three months ended March 31, 2007 and 2006 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected life (in years)	5 years	5 years
Risk-free interest rate	4%	4%
Expected volatility	66%	55%
Dividend yield	0%	0%
Fair value per stock option	$0.22	$0.18

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

Repurchase of Common Stock

During the three months ended March 31, 2006, the Company repurchased 100,000 common shares of its stock, at prices ranging from $0.26 to $0.27 per share, for an aggregate cost of $28,000. The Company’s stock repurchase program expired in May 2006.

5. SEGMENTED INFORMATION

The Company operates in one reportable segment – financial media. The Company defines a reportable segment as a component of the Company for which separate financial information is available and which is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

During the three months ended March 31, 2007 and 2006, the Company had no customers whose revenue represented greater than 10% of total revenues. Historically, the majority of the Company’s revenues were derived from customers located in North America. Commencing February 1, 2007, the Company conducts business in the United Kingdom, Spain and Benelux. Stockgroup’s European revenues were approximately 16% of total revenues for the three months ended March 31, 2007. No customers accounted for greater than 10% of outstanding trade receivables at March 31, 2007. At December 31, 2006, one customer accounted for greater than 10% of outstanding trade receivables.

Before February 1, 2007, substantially all of the Company’s property and equipment was located in Canada and the majority of operations were in Canada. During the three months ended March 31, 2007, the acquisition of MFD resulted in assets and operations in both the United States and Europe.

The Company determined that a more appropriate basis of presenting its enterprise revenues starting in the first quarter of 2007 is to allocate Company revenue streams between “Licensing and Subscriptions” and “Advertising” revenues. This change results in the reclassification of the Company’s StockStream revenues from Advertising to Licensing and Subscriptions. All revenues from MFD are included in Licensing and Subscriptions revenues. Comparative figures for 2006 have been reclassified to conform to the current basis of presentation.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The total contractual cash obligations of $3.4 million disclosed in the consolidated financial statements of the Company for the year ended December 31, 2006, have not changed significantly aside from the addition of operating leases for the Company’s Maryland and London offices which were assumed in the acquisition of MFD. The total additional commitment for the remainder of 2007 and 2008 is approximately $120,000 and $150,000, respectively.

Litigation

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

7.	SUBSEQUENT EVENTS

Equity Financing

On April 16, 2007, the Company entered into a financing agreement led by Jennings Capital Inc. and including Cormark Securities Inc. (the “Underwriters”), to issue, on a ‘bought deal’ basis, 3,333,334 common shares at C$1.50 (US$1.32) per share for total gross proceeds of C$5.0 million (US$4.4 million). At the completion of the financing, the Company will pay underwriter fees of 6% of the gross proceeds of the financing. In addition, the Company will issue warrants to the agents equal to 6% of the common shares issued in the financing. Each warrant will entitle the agents to acquire one common share pursuant to the warrant at a price of C$1.50 per share at any time within 12 months of the closing date. The financing is scheduled to close on or about May 15, 2007 and is subject to regulatory approval and completion of definitive documentation. The proceeds of the offering will be used for acquisitions and general working capital.

Asset Acquisition

On May 8, 2007, the Company entered into a Asset Purchase Agreement with Semotus Solutions Inc. (“Semotus”) pursuant to which the Company agreed to acquire intellectual property, software codes, customer contracts and other assets related to Semotus’ Mobile Finance business for total cash consideration of up to $350,000 payable as follows:

a)	$150,000 cash payable at the Closing Date; and
b)

30% of monthly gross revenues earned from customer contracts purchased from Semotus until the remaining $200,000 of the purchase price is fully paid or within two years whichever occurs first. If the gross revenues fall below 25% within the first six months post close, the amount payable monthly would decrease to 15% of monthly gross revenues.

Should monthly gross revenues fall below $15,000 per month at any time, the purchase price will be deemed paid in full.

This acquisition closed on May 8, 2007 and will be accounted for as an asset purchase transaction. The Company will complete an exercise to value the identifiable assets and liabilities acquired.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this quarterly report on Form 10-QSB and the Consolidated Financial Statements and the notes to those statements included in our Form 10-KSB for the year ended December 31, 2006.. Certain statements contained herein constitute "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," or similar terms. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the Internet and Internet commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors Affecting Our Business" and elsewhere in this report. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

On January 31, 2007, we acquired a division of TeleCommunication Systems, Inc., known as the Mobile Finance Division, or MFD. The acquired business specializes in the sale of wireless service delivering financial market data, news, and limited analytics like charting and portfolio functionality. We believe that the wireless platform we have obtained with this acquisition is of strategic value that can be both grown organically and leveraged within our existing operations. Having a wireless platform for content delivery, including our StockStream product, is an important part of our strategy for the growth of enterprise and retail customers. We believe that adding this wireless capability should also provide us with additional scalability in distributing our content.

The results of the MFD business from February 1, 2007 are included in the results for the three months ended March 31, 2007. Considering this acquisition, our historical results are not expected to be indicative of our future results. In addition, we will incur certain acquisition related charges in the future, the magnitude of which we have not experienced in the past.

Results of Operations

The following table shows each line item on our condensed consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

	Three Months Ended
	March 31,
	2007	2006
REVENUES
Licensing and Subscriptions	70%	51%
Advertising	30%	49%
Revenues	100%	100%

OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	41%	29%
Sales and marketing	35%	43%
Research and development	9%	7%
General and administrative	33%	28%

Total Operating Costs and Expenses	118%	107%

Loss from operations	(18%)	(7%)

Interest income (expense), net	0%	1%

Net loss before provision for income taxes	(18%)	(6%)
Provision for income taxes	0%	0%

Net loss and comprehensive loss	(18%)	(6%)

Revenues	Three Months Ended
	March 31,
	2007	2006
Licensing and Subscriptions	$2,175	$921
Advertising	925	883
Total revenues	$3,100	$1,804

Reclassification of Product and Service Classification

Given our purchase of MFD, where the revenue stream focuses on providing subscriptions to mobile devices and access to real-time streaming data via our MarketStreamTM product, and also our increasing revenues from our StockStream Product, the Company determined that a more appropriate basis of presenting its enterprise revenues starting in 2007 was to allocate the revenue streams between “Licensing and Subscriptions” and “Advertising” revenues. This change results in the reclassification of our StockStream revenues from Advertising to Licensing and Subscriptions. All revenues from MFD are included in Licensing and Subscriptions revenues. Comparative figures for 2006 have been reclassified to conform to the current basis of presentation.

Historically, the majority of our revenues were derived from customers located in North America. Commencing February 1, 2007, we conduct business in the United Kingdom, Spain and Benelux and our European revenues approximated 16% of total revenues for the three months ended March 31, 2007.

Licensing and Subscriptions

Licensing and Subscriptions revenues increased by 136% in the three months ended March 31, 2007 from the three months ended March 31, 2006. This increase is primarily attributable to our acquisition of MFD and the addition of those revenues. The majority of these revenues represent pager subscription services. In addition, we increased our historical revenue stream by 22% over the same period last year. We have continued to sign new agreements to sell our StockStream Platinum product to our institutional customers, renew existing agreements and to continue to add services for our new and existing clients.

Advertising

Advertising revenues included advertising on our StockHouse website and our online disclosure and advertising specialty services. Advertising revenues increased by 5% in the three months ended March 31, 2007 from the three months ended March 31, 2006. Revenues are dependent on the stock market and can fluctuate from period to period dependent on the nature of services sold, including the mix of customers purchasing advertising and the amount of advertising purchased by customers. This revenue category was not impacted by our acquisition of MFD.

Seasonality

We traditionally see a slow down in our first and third quarter of each year in our advertising revenues. This is due to lower activity in the financial markets and weaker advertising spend after the Christmas holiday period. Typically our fourth quarter is our strongest quarter due to increased industry activity and consumer advertising.

Operating Costs and Expenses

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues (exclusive of amortization)	$1,270	$520
Sales and marketing	1,093	776
Research and development	285	129
General and administrative	1,015	504
Total operating costs and expenses	$3,663	$1,929

Total operating costs and expenses increased by 90% to $3,663,000 for the three months ended March 31, 2007 from $1,929,000 for the three months ended March 31, 2006. The majority of the increase is attributable to the two months of operational costs associated with our MFD business. We expect that total operating expenses will continue to increase as we expand our business, continue to integrate the MFD business into our historical operations, and expand our product line, headcount and infrastructure.

Total operating expenses as a percentage of total revenues increased by 11% for the three months ended March 31, 2007, from the three months ended March 31, 2006. The majority of this increase is attributable to the higher costs of our acquired business compared to our historical business. During this quarter there was a concerted focus to increase headcount to support research and development and overall growth. Payroll and associated costs for these employees have contributed to our costs.

Cost of revenues

Costs of revenues increased by 144% to $1,270,000 for the three months ended March 31, 2007, from $520,000 for the three months ended March 31, 2006. The majority of the increase is attributable to the costs for data feeds and airtime associated with the acquisition of MFD. The costs associated with providing streaming data to customers are very similar to those of our historical business. During the quarter we have added additional bandwidth in order to accommodate the increased volume to meet our increased customer demands, for the use of all of our products. We continue to incur costs from three primary data sources to support our historical and acquired business which was not the case in the three months ended March 31, 2006. We are working to eliminate one data source.

Sales and Marketing

Sales and marketing expenses increased by 41% to $1,093,000 for the three months ended March 31, 2007, from $776,000 for the three months ended March 31, 2006. The acquisition of MFD resulted in additional sales personal in Maryland, New York and Europe, and the costs associated with those individuals. In addition, since the first quarter of 2006 we have continued to increase headcount in both our sales and marketing teams, including key personnel, which have resulted in additional costs year-over-year.

As a percentage of total revenues, sales and marketing expenses decreased by 8% for the three months ended March 31, 2007 over the comparative period which is due to a lower cost model of our acquired business for this category.

Stock-based compensation expense was $5,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively.

Research and development

Research and development expenses increased by 121% to $285,000 for the three months ended March 31, 2007, from $129,000 for the three months ended March 31, 2006. The costs for research and development associated with our purchase of MFD are minimal. The majority of the increase results for the addition of 12 employees to the research and development and quality assurance teams in the quarter. In addition, during the first quarter of 2006 we had not commenced development work related to the configuration of our new primary data feed, which we continue to incur in the first quarter of 2007. During 2007, we are continuing to invest in developing our platform, including the next generation of our StockHouse websites.

Stock-based compensation expense was $3,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively.

General and Administrative

General and administrative expenses increased by 101% to $1,015,000 for the three months ended March 31, 2007, from $504,000 for the three months ended March 31, 2006. General and administrative expenses as a percentage of revenues increased to 33% for the three months ended March 31, 2007, from 28% for the three months period ended March 31, 2006. The majority of the increase is attributable to the addition of costs associated with the MFD business. As we expand our business we expect to incur additional costs associated with being an international entity.

The majority of costs are associated with payroll and the payment of consultants. Since the first quarter of 2006, the addition of in-house human resources and legal functions has resulted in increased costs. In addition, costs associated with travel and promotion of our business has increased during the quarter. We were negatively impacted by fluctuations in the exchange rates during the three months ended March 31,

2007, recording expense of $33,000 in the period. During the three months ended March 31, 2006 we recorded an offset to expense of $92,000, an effective $125,000 increase in expense.

Non-cash items such as amortization of capital assets have increased to $101,000 for the three months ended March 31, 2007 from $48,000 for the three months ended March 31, 2006. Stock-based compensation expense increased to $26,000 for the three months ended March 31, 2007 from $11,000 for the three months ended March 31, 2006.

Interest and other income (expense)

	Three Months Ended
	March 31,
	2007	2006
Interest income	$13	$13
Interest expense	(6)	(3)
Total interest and other income (expense)	$7	$10

We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The costs associated with operating our business and also the additional costs associated with the acquisition, resulted in a lower balance in our term deposits than at March 31, 2006. The majority of interest expense represents interest charged on capital lease obligations. The increase is indicative of capital lease obligations, most of which were added in the second quarter of 2006.

Liquidity and Capital Resources

Cash and cash equivalents totaled $2,130,000 at March 31, 2007, an increase of $117,000 from December 31, 2006.

	Three Months Ended
	March 31,
	2007	2006
Cash provided by operating activities	$278	$109
Cash used in investing activities	(160)	(48)
Cash used in financing activities	(1)	(47)
Net increase in cash and cash equivalents	$117	$14

Historically, our principal source of liquidity has been our operating cash flow, fees collected in advance and the extension in timing of the payment of our liabilities. During the three months ended March 31, 2007, we completed the acquisition of MFD. While we issued 1,500,000 restricted common shares for this purchase, versus cash, the purchase agreement called for the assumption of a significant level of liabilities. While we assumed accounts receivable balances, the collection of these balances has been slow given the transition which has resulted in a net cash outflow from operations from the acquired business.

Operating Activities. During the three months ended March 31, 2007, we generated more cash than we used from operations primarily resulting from: collections of receivables and the delay in payment the accounts payable balances given the transition of the Company, which were offset by a use of cash for prepaid and other current assets which relate mostly to the payment of annual fees.

The source of cash for accounts receivable was the result of the collection of amounts from our record revenues in the fourth quarter of 2006 and the collection of a certain amount of the accounts receivable we purchased from MFD. Day sales outstanding at March 31, 2007 were 69 days. Days sales outstanding at December 31, 2006 were 41 days and represented only our historical business. We have seen a substantial increase in our days sales outstanding as a result of the acquisition of MFD. The collection of these balances has been slow given the transition. We are making efforts to reduce the receivables to our more historical levels.

Investing Activities. Net cash used of $160,000 in the three months ended March 31, 2007 was the result of $26,000 of capital asset purchases in the period, primarily related to computer equipment, and $134,000 of acquisition costs paid related to our acquisition of MFD. In addition, during the three months ended March 31, 2007 we leased network servers for approximately $70,000. The cash impact of the repayment of capital leases is recorded as a financing activity. During the three months ended March 31, 2006, $48,000 cash used was the result of capital asset purchases in the period, primarily related to computer equipment.

Financing Activities. Net cash used in financing activities of $1,000 in the three months ended March 31, 2007, was the result of cash received on the exercise of stock options of $38,000, offset by cash paid on the repayment of capital lease obligations of $39,000.

Net cash used in financing activities of $47,000 in the three months ended March 31, 2006 was attributable to: the repurchase of our common stock for cash of $28,000 and the cash paid on the repayment of capital lease obligations of $19,000.

Future Liquidity Requirements

Changes in the demand for our products and services, and those of our recently acquired business, could impact our operating cash flow. We believe that our cash and cash equivalents will be sufficient to meet our consolidated requirements for the next 12 months, including but not limited to working capital, capital expenditures, contractual cash commitments, and the costs associated with the integration of MFD into our business. There is a risk that our current cash and cash equivalents may not be adequate for our long term needs, in which case we would need to raise additional financing through equity or debt issues. On April 16, 2007, we entered into a financing agreement led by Jennings Capital Inc. and including Cormark Securities Inc., to issue on a ‘bought’ deal basis, 3,333,334 common shares at C$1.50 (US$1.32) per share for total gross proceeds of C$5.0 million. From the gross proceeds we will pay underwriter fees equal to 6% of the gross proceeds of the financing. In addition, we will issue warrants equal to 6% of the common shares issued in the financing. The financing is scheduled to close on or about May 15, 2007 and is subject to regulatory approval and completion of definitive documentation. We can give no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements, or even if we can raise additional capital, that we can do so on terms that are commercially reasonable. We do not expect to declare or pay any cash dividends in the foreseeable future.

On May 8, 2007, we closed an acquisition for the purchase of intellectual property, software codes, customer contracts and other assets from Semotus Solutions Inc. The purchase price is an all cash transaction, with total cash consideration of up to $350,000 payable. We paid $150,000 of the purchase price on May 9, 2007. The remainder is payable at a rate of 30% of monthly gross revenues earned from customer contracts purchased from Semotus until the remaining $200,000 of the purchase price is fully paid or within two years whichever occurs first. If the gross revenues fall below 25% within the first six months post close, the amount payable monthly would decrease to 15% of monthly gross revenues. Furthermore, should monthly gross revenues fall below $15,000 per month at any time; the purchase price will be deemed paid in full.

Contractual Obligations

Our contractual obligations have not changed materially from those presented as of December 31, 2006 in our Annual Report on Form 10-KSB, except for the addition of operating lease commitments for the leases we assumed in our acquisition for our new offices in Maryland and London resulting in approximately $270,000 of additional commitments in 2007 and 2008.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2007 or December 31, 2006.

Critical Accounting Policies

Our audited consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-KSB and our unaudited interim condensed consolidated financial statements and notes thereto included in our Quarterly Reports on Form 10-QSB are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

•	Revenue Recognition
•	Allowance for Doubtful Accounts
•	Contingencies and Litigation
•	Stock-based Compensation
•	Business Combinations
•	Foreign Currency
•	Accounting for Income Taxes

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2007 compared to what was previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, except of the adoption of FIN 48 on January 1, 2007 as described following:

Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 commencing January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. During the quarter ended March 31, 2007, we did not recognize any liabilities for unrecognized tax benefits. In addition, we did not record any accrual for interest or penalties related to unrecognized tax benefits. In the event that we recognize interest accrued related to unrecognized tax benefits, we will record it as interest expense. Any penalties will be recorded in general and administrative expense.

We are subject to taxation in the United States, Canada and various local and other foreign jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for years ended December 31, 2003 through 2006, and by the Canadian Customs and Revenue Agency for years ended December 31, 2002 through 2006. Certain areas are open to audit for years ended December 31, 1999 onward.

Risk Factors Affecting Our Business

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of options. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, including the cautionary statement on “forward-looking statements”, and other parts of Management’s Discussion and Analysis or Plan of Operation included in this Report on Form 10-QSB. Additional factors and uncertainties not currently known to use or that we currently consider immaterial could also harm our business, operating results and financial condition.

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

We principally rely upon contractual restrictions to protect our technology.

We principally rely upon contractual restrictions to protect our technology. Our contracts may not provide significant commercial protection or advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may be ineffective. If we are unable to effectively protect our technology, our competitors may be able to copy important aspects of our products or product message, which could undermine the relative appeal of our products to customers and thus could reduce our future sales.

Litigation may be necessary in the future to enforce our contractual terms. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

We will need to manage internal growth

We may need to increase the size of our organization, and may experience difficulties in managing growth. We are a small company with a small number of employees. We expect to experience significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and its ability to compete effectively will depend, in part, on our ability to manage any future growth effectively

Some mobile operators charge fees for data usage.

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

As part of our business strategy, we have acquired companies and may continue to acquire companies, technologies and product lines to complement our internally developed products. In January 2007, we acquired the Mobile Finance Division of TeleCommunication Systems, Inc. It is possible that the contemplated benefits of this acquisition or any future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for the acquired product or business may be overly optimistic or inaccurate if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

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

In 2006, customers, primarily in North America, purchased our products and in 2007 customers in North America, Europe and Australia will purchase our products. In addition, a portion of the revenue historically generated by our company has typically been generated outside the United States. We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

•	inability to adapt our products and services to local business practices, language, customs and mobile user preferences;
•	costs of adapting our product and service offerings for foreign markets;
•	inability to locate qualified local employees, partners and suppliers;
•	reduced protection of intellectual property rights;
•

the potential burdens of complying with a variety of U.S. and foreign laws, trade standards and regulatory requirements, including the regulation of wireless communications and the Internet and uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relations; and
•	unpredictable fluctuations in currency exchange rates.

Any of the foregoing risks could have a material adverse effect on our business by diverting resources toward addressing them or by reducing or eliminating sales in such foreign countries.

Our legacy pager business is deteriorating rapidly.

Through the purchase of the Mobile Finance Division, we acquired their legacy business of providing financial information wirelessly to pager devices, which represents the majority of the revenues of the acquired company. Most customers have been with the company for years but are changing technology from pagers to other types of wireless devices. The company has seen a rapid loss of subscribers for its pager service and there can be no assurance that the company can convert the subscribers to its wireless offering for Blackberry® or other mobile platforms and devices. In addition, telecommunication companies are shutting down their pager networks and rendering the service inoperatable. We are at risk that if the countries we operate in shut down their page network we would be unable to service our pager customers.

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

Risks Related to Our Financial Results

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

We may not be able to raise capital

We may need to raise additional capital to fund our operations, and our failure or inability to obtain funding when needed may force us to delay, reduce or eliminate our products and services. To date, our sources of cash have been primarily limited to the sale of our securities and loans from related parties and outside sources. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional funds by issuing equity securities or debt convertible debt securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct its business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to delay significantly, scale back or discontinue our products and services.

Risks Related to Ownership of Our Common Stock

We are significantly influenced by our officers, directors and entities affiliated with them.

In the aggregate, beneficial ownership of our shares by our officers, directors and management represents approximately 20% of issued and outstanding shares of our common stock at April 30, 2007. These shareholders, if acting together, will be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws and we are also subject to the rules and regulations of the TSX-V. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. In most of these sales, we have not received a legal opinion to the effect that these offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

Future issuances of shares may adversely impact the value of our stock.

We may attempt to raise additional capital through the sale of common stock in the future. Future issuances of common stock may dilute your position in us.

Market for our common stock

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock. Our common stock has been quoted on the OTC Bulletin Board under the symbol "SWEB" and on the TSX-V under the symbol “SWB”. There is a limited trading volume for our common stock. For example, in the U.S. there were three days of no trading in our stock during January 2007 and in Canada there were five days of no trading in our stock during January 2007. During the month of January 2007, in the U.S. the smallest number of shares trade in one day was zero and the largest number of shares traded in one day was approximately 2.9 million. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our stock price is vulnerable to buying and selling pressures.

As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At April 30, 2007, there were 37,003,663 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 26, 2007, we issued 1,500,000 of our common shares to TeleCommunication Systems, Inc. at a deemed price of $0.38 per share. These common shares are restricted from resale. The issuance of the shares was exempt from registration requirements under Section 4(2) of the Securities Act, or Regulation D of the Securities Act, as a transaction by an issuer not involving a public offering. The shares are offered with piggyback registration rights. If at any time, we decide to file a registration statement under the Securities Act, other than a registration on Form S-8, we will provide the opportunity for the holder of these shares to register them for resale subject to an underwriters clause which allows the underwriter to restrict the piggyback registration rights.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-QSB:

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1

Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

The following exhibits are incorporated by reference:

Exhibit No.	Exhibit Title
3.1	Articles of Incorporation & Bylaws, is incorporated by reference to Form 10SB12G filed January 29, 1998. (File No. 000-23687)
10.1	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended, is incorporated by reference to Exhibit 10.1 filed on Form S-8 POS with the SEC on May 19, 2006. (File No. 333-114481)
10.2	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed September 28, 2006. (File No. 000-23687)
10.3	Form of Warrant for Common Stock is incorporated by reference to Form 8-K filed September 28, 2006. (File No. 000-23687)
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
10.6

Asset Purchase Agreement between Stockgroup Systems Ltd. and Semotus Solutions Inc., dated May 8, 2007. Agreement was originally filed on Form 8-K on May 10, 2007 as Exhibit 10.1 and is incorporated herein by reference (File No. 000-23687).

16.1

Letter dated July 12, 2006 from Ernst & Young LLP, independent registered public accountants regarding the change in independent registered public accounting firms. This letter is incorporated herein by reference from Form 8-K/A filed on July 19, 2006. (File No. 000-23687)

99.2	Stockgroup Information Systems Inc. Unaudited Pro forma Financial Statements – incorporated by reference to Form 8-K/A filed April 16, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.

(Registrant)

Date: May 14, 2007	By: /s/ Marcus New

Marcus New

Chief Executive Officer

By: /s/ Susan Lovell

Susan Lovell

Chief Financial Officer