Form 10QSB
period 2007-06-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2007-08-14
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

[   ] Transition report UNDER Section 13 or 15(d) of the Exchange Act
For the transition period from: _______________to _______________

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes: [   ]  No: [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,820,922 common shares at July 30, 2007 (no par value)

Transitional Small Business Disclosure Format (check one): Yes: [   ]   No[X]

Stockgroup Information Systems Inc.
FORM 10-QSB

PART I. FINANCIAL INFORMATION

Stockgroup Information Systems Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in Thousands of U.S. Dollars, except number of common shares in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$5,453	$2,013
Accounts receivable (net of allowances for doubtful
accounts of $337; December 31, 2006 - $98)	1,959	814
Prepaid and other current assets	581	186
TOTAL CURRENT ASSETS	7,993	3,013

Prepaid and other long-term assets	107	–
Property and equipment, net	672	447
Goodwill (note 3)	284	–
Intangible assets, net (note 3 & 4)	1,724	–
TOTAL ASSETS	$10,780	$3,460

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,778	$426
Accrued liabilities	2,023	473
Accrued compensation	321	176
Deferred revenues	1,585	810
Capital lease obligations	193	130
TOTAL CURRENT LIABILITIES	5,900	2,015

Long-term payable	81	–
Long-term capital lease obligations	57	97
Long-term deferred revenues	42	65
TOTAL LIABILITIES	6,080	2,177

Commitments and contingencies (note 7)

Shareholders’ Equity (note 5):
Common stock, no par value; authorized 75,000; issued and outstanding
of 40,715 at June 30, 2007 and 35,350 at December 31, 2006	18,811	13,793
Additional paid-in capital	3,561	3,394
Accumulated deficit	(17,672)	(15,904)
TOTAL SHAREHOLDERS’ EQUITY	4,700	1,283
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,780	$3,460

(1) The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Thousands of U.S. Dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Licensing and Subscriptions	$2,614	$921	$4,789	$1,842
Advertising	1,091	860	2,016	1,743
	$3,705	$1,781	$6,805	$3,585

OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of
amortization)	1,590	595	2,860	1,115
Sales and marketing	1,260	892	2,353	1,668
Research and development	386	150	671	279
General and administrative	1,435	673	2,450	1,177
Amortization of intangible assets	271	–	271	–
TOTAL OPERATING COSTS AND
EXPENSES	4,942	2,310	8,605	4,239

Loss from operations	(1,237)	(529)	(1,800)	(654)

Interest income, net	26	10	33	20

Net loss before income taxes	(1,211)	(519)	(1,767)	(634)
Provision for income taxes	–	–	1	–

Net loss and comprehensive loss	$(1,211)	$(519)	$(1,768)	$(634)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Common shares used in computing basic
and diluted net loss per share (in thousands)	38,835	33,488	37,676	33,456

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in Thousands)
(Unaudited)

			Additional		Total
	Common	Common	paid-in	Accumulated	Shareholders’
	stock	stock	capital	deficit	Equity
	# of shares	U.S. $	U.S. $	U.S. $	U.S. $

Balance at December 31, 2005	33,522	13,359	3,202	(15,113)	1,448
Issuance of common stock pursuant to
exercise of employee stock options	761	200	(10)	–	190
Repurchase of common shares	(100)	(40)	12	–	(28)
Private placement transaction –
common shares and warrants	1,167	274	69	–	343
Stock based compensation	–	–	121	–	121
Net loss and comprehensive loss	–	–	–	(791)	(791)
Balance at December 31, 2006	35,350	13,793	3,394	(15,904)	1,283
Issuance of common stock pursuant to
exercise of employee stock options	532	128	(9)	–	119
Issuance of shares in connection with
business acquisition	1,500	840	–	–	840
Private placement transaction –
common shares and warrants	3,333	4,050	96	–	4,146
Stock based compensation	–	–	80	–	80
Net loss and comprehensive loss	–	–	–	(1,768)	(1,768)
Balance at June 30, 2007	40,715	18,811	3,561	(17,672)	4,700

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(1,768)	$(634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of property and equipment	216	98
Amortization of intangible assets	271	–
Stock-based compensation	80	61
Changes in operating assets and liabilities:
Accounts receivable, net	174	87
Prepaid and other assets	(182)	21
Accounts payable	560	235
Accrued liabilities	(5)	–
Accrued compensation	123	57
Deferred revenues	237	296
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(294)	221

Investing activities:
Purchases of property and equipment	(70)	(81)
Acquisition of Mobile Finance Division	(224)	–
Acquisition of Semotus assets	(181)	–
CASH USED IN INVESTING ACTIVITIES	(475)	(81)

Financing activities:
Proceeds on exercise of stock options	119	38
Repurchase of common stock	–	(27)
Proceeds on private placement, net of costs	4,146	–
Net change in capital lease obligations	(56)	(44)
CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	4,209	(33)

Net increase in cash and cash equivalents	3,440	107
Cash and cash equivalents, beginning of period	2,013	2,057
Cash and cash equivalents, end of period	$5,453	$2,164

Supplemental Cash Flow Information:
Interest paid	$22	$10
Taxes paid	–	1
Assets acquired through capital lease transactions	78	135
Value of shares issued for acquisition of Mobile Finance Division	840	–

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2007

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

     These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related footnotes thereto of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC on March 15, 2007. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these unaudited interim consolidated financial statements. All intercompany accounts and transactions have been eliminated. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for other future operating periods. All information is stated in U.S. dollars unless otherwise stated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have been no new policies adopted or changes in the Company’s accounting policies during the three and six months ended June 30, 2007 from those previously disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2006, except as follows:

Goodwill and other intangible assets

     In accordance with Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are no longer amortized to expense. Goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided. Furthermore, Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

     Management reviews goodwill and other intangible assets at least annually, and on an interim basis when conditions require, to evaluate events or changes in circumstances that may indicate impairment in the carrying amount of such assets. Management uses comparable company analyses and discounted cash flow models to determine the fair value of reporting units and whether any impairment of goodwill exists. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired. Other intangible assets, which include intellectual property and customer relationships, with definite lives are amortized to expense on a straight-line basis over their respective estimated useful lives averaging approximately three years.

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

     A preliminary allocation of the purchase price at January 31, 2007, which is subject to final adjustment, is as follows: (in thousands of U.S. dollars)

Purchase Price:
1,500,000 common shares of Stockgroup	$840
Acquisition costs	310
$1,150

Net Assets Acquired:
Accounts receivable, net	$1,318
Prepaid and other current assets	163
Property and equipment, net	146
Other assets	157
Intellectual property	790
Customer relationships	830
Goodwill	284
Accounts payable	(476)
Accrued liabilities	(1,232)
Accrued compensation	(23)
Customer deposits	(291)
Deferred revenues	(516)
$1,150

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

     For the purposes of these consolidated financial statements, the purchase consideration has been allocated on a preliminary basis to the fair value of the assets acquired and liabilities assumed, based on management’s best estimates and taking into account all available information at the time of the acquisition as well as applicable information at the time these consolidated financial statements were prepared. Stockgroup will continue to review information and perform further analysis, including an independent valuation, prior to finalizing the allocation of the purchase price.

The following table presents details of the purchased identifiable intangible assets:

	Estimated	January 31,	Accumulated	Net Amount
	Useful Life	2007 Amount	Amortization
	(in years)
Intellectual property	4	$790	$82	$708
Customer relationships	2	830	173	657
		$1,620	$255	$1,365

The estimated future amortization expense of purchased identifiable intangible assets is as follows:

2007 (remainder)	$306
2008	613
2009	232
2010	198
2011	16
Total	$1,365

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

	Three Months Ended		Six Months Ended
(In thousands of U.S. dollars,	June 30,		June 30,
except per share data)	2007	2006	2007	2006
REVENUES
Licensing and Subscriptions	$2,614	$2,718	$5,298	$5,371
Advertising	1,091	860	2,015	1,743
	$3,705	$3,578	$7,314	$7,114
Total Operating Expenses and Other Income
(expense)	4,814	4,952	9,280	9,468

Net loss and comprehensive loss	$(1,109)	$(1,374)	$(1,966)	$(2,354)

Net loss per common share: Basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)

Common shares used in computing basic and
diluted net loss per share (in thousands)	38,835	34,988	33,738	34,956

     MFD also incurred expenses in 2006 relating to sales and marketing and general and administrative which are not expected to be incurred in the future. These costs have not been excluded from the pro forma results as they are not fully determinable.

4. ASSET ACQUISITION

     On May 8, 2007 the Company entered into a Asset Purchase Agreement with Semotus Solutions Inc. (“Semotus”) pursuant to which the Company agreed to acquire certain intangible assets related to Semotus’ Mobile Finance business for total cash consideration of up to $350,000 payable as follows:

a)	$150,000 cash payable at the Closing Date; and
b)

30% of monthly gross revenues earned from customer contracts purchased from Semotus until the remaining $200,000 of the purchase price is fully paid or within two years whichever occurs first. If the gross revenues fall below 25% of prior revenue within the first six months post close, the amount payable monthly would decrease to 15% of monthly gross revenues.

     Should monthly gross revenues fall below $15,000 per month at any time, the purchase price will be deemed paid in full.

     This acquisition closed on May 8, 2007 and has been accounted for as an asset purchase transaction for a total cost of $375,000 including $25,000 for acquisition costs.

     For the purposes of these consolidated financial statements, the purchase consideration has been allocated on a preliminary basis to the identifiable intangible assets acquired as intellectual property ($140,000) and customer relationships ($235,000), based on management’s best estimates and taking into account all available information at the time of the acquisition as well as applicable information at the time these consolidated financial statements were prepared. Stockgroup will continue to review information and perform further analysis, including an independent valuation, prior to finalizing the allocation of the purchase price.

     For the period from May 8, 2007 to June 30, 2007, $15,000 of consideration relating to monthly gross revenues was paid to the vendor. As of June 30, 2007, the balance of $185,000 is included in accounts payable. For the three and six months ended June 30, 2007 amortization of the Semotus intangible assets was $16,000.

5. SHAREHOLDERS’ EQUITY

Equity Financing

     On May 15, 2007, the Company completed a private financing led by Jennings Capital Inc. and including Cormark Securities Inc. (the “Underwriters”), and issued, on a ‘bought deal’ basis, 3,333,334 common shares at C$1.50 ($1.36) per share for total gross proceeds of C$5,000,000 million ($4,534,000). The Company paid underwriter fees of 6% of the gross proceeds of the financing and issued 200,000 warrants to the agents equal to 6% of the common shares issued in the financing. Each warrant entitles the agents to acquire one common share pursuant to the warrant at a price of C$1.50 per share at any time before May 16, 2008. These warrants have been assigned a value of $105,000 based on a Black-Scholes valuation model leaving gross proceeds of $4,428,000 attributable to the common shares. The Black-Scholes model used the following assumptions:

Expected life (in years)	1 year
Risk-free interest rate	4%
Expected volatility	97%
Fair value per warrant	$0.53

      Share issue costs of $378,000 and $9,000 were allocated to common shares and to warrants, respectively. The proceeds of the offering are being used for acquisitions and general working capital.

Stock-Based Compensation Plans and Stock-Based Award Activity

     The Company grants stock options pursuant to shareholder approved stock option plans. The Company did not assume any stock options related to its purchase of MFD.

     On June 4, 2007, the shareholders of the Company approved the 2007 Stock Option Plan that authorized the issuance of a maximum of 3,300,000 shares of the Company’s common stock granted to directors, officers, employees, consultants or advisors of the Company.

     The following table provides information on the Company’s stock option activity for the six months ended June 30, 2007 (except for weighted data):

		Options Outstanding
					Weighted
	Number of			Weighted	Average	Aggregate
	Options			Average	Remaining	Intrinsic
	Available	Number of	Price Per	Exercise	Contractual	Value -
	For Grant	Options	Share	Price	Term	U.S. $
	(in thousands)	(in thousands)	U.S. $	U.S. $	(in years)	(in thousands)
Outstanding at
December 31, 2006	391	3,884	$0.12 - 0.59	$0.29	2.56	$ 448
Additional shares
authorized	3,300
Options granted	(645)	645	$0.29 - 1.12
Options exercised		(531)	$0.12 - 1.12
Options forfeited	86	(136)	$0.29 - 0.59
Available and
outstanding at June
30, 2007	3,132	3,862	$0.29 - 1.12	$0.38	2.70	$ 3,182

Vested and exercisable
at June 30, 2007		2,660		$0.28	1.96	$ 2,485

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at June 30, 2007 and the exercise price of the underlying awards, where the stock options are in-the-money. At June 30, 2007, all of the outstanding and vested and exercisable options were in-the-money.

     The following table summarizes the Company’s unvested stock options as of June 30, 2007, and changes for the six months ended June 30, 2007:

	Number of Awards	Weighted-Average Grant
	(in thousands)	Date Fair Value – U.S. $
Unvested at December 31, 2006	919	$0.20
Granted	645	$0.53
Vested	(276)	$0.19
Forfeited	(86)	$0.19
Unvested at June 30, 2007	1,202	$0.38

As of June 30, 2007, total unrecognized compensation expense related to unvested awards granted under the Company’s stock option plans was $300,000, which is expected to be recognized over a weighted-average period of 2.5 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the year ended December 31, 2006.

Stock-Based Compensation Expense

     During the three and six months ended June 30, 2007 and 2006, respectively, net loss included the following stock-based compensation expense:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2007	2006	2007	2006
Sales and marketing	$14	$4	$19	$16
Research and development	8	0	11	2
General and administrative	24	32	50	43
Total stock-based compensation expense	$46	$36	$80	$61

Valuation Assumptions Used in Fair-Value Based Calculation Model

     The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for the three and six months ended June 30, 2007 and 2006 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life (in years)	5 years	5 years	5 years	5 years
Risk-free interest rate	4%	4%	4%	4%
Expected volatility	78%	50%	75%	50%
Dividend yield	0%	0%	0%	0%
Fair value per stock option	$0.64	$0.18	$0.53	$0.18

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

Repurchase of Common Stock

     During the six months ended June 30, 2006, the Company repurchased 100,000 common shares of its stock, at prices ranging from $0.26 to $0.27 per share, for an aggregate cost of $28,000. The Company’s stock repurchase program expired in May 2006.

6. SEGMENTED INFORMATION

     The Company operates in one reportable segment – financial media. The Company defines a reportable segment as a component of the Company for which separate financial information is available and which is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

     During the three and six months ended June 30, 2007 and 2006, the Company had no customers whose revenue represented greater than 10% of total revenues. Historically, the majority of the Company’s revenues were derived from customers located in North America. Commencing February 1, 2007, the Company conducts business in the United Kingdom, Spain and Netherlands. Stockgroup’s European revenues were approximately 20% and 18% of total revenues for the three and six months ended June 30, 2007, respectively. One customer accounted for greater than 10% of outstanding trade receivables at June 30, 2007. At December 31, 2006, a different customer accounted for greater than 10% of outstanding trade receivables.

     Before February 1, 2007, substantially all of the Company’s property and equipment was located in Canada and the majority of operations were in Canada. During the six months ended June 30, 2007, the acquisition of MFD resulted in assets and operations in both the United States and Europe.

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

7. COMMITMENTS AND CONTINGENCIES

Commitments

     The total contractual cash obligations of $3.4 million disclosed in the consolidated financial statements of the Company for the year ended December 31, 2006, have not changed significantly aside from the addition of operating leases for the Company’s Maryland and London offices which were assumed in the acquisition of MFD. The total additional commitment for the remainder of 2007 and 2008 is approximately $78,000 and $150,000, respectively.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this quarterly report on Form 10-QSB and the Consolidated Financial Statements and the notes to those statements included in our Form 10-KSB for the year ended December 31, 2006. Certain statements contained herein constitute "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," or similar terms. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and (iv) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

     On January 31, 2007, we acquired a division of TeleCommunication Systems, Inc., known as the Mobile Finance Division, or MFD. The acquired business specializes in the sale of wireless service delivering financial market data, news, and limited analytics like charting and portfolio functionality. We believe that the wireless platform we have obtained with this acquisition is of strategic value that can grow within our existing operations. Having a wireless platform for content delivery, including our StockStream product, is an important part of our strategy for the growth of our enterprise and increase in our number of retail customers. We believe that adding this wireless capability should also provide us with additional scalability in distributing our content.

     On May 8, 2007, we acquired certain intangible assets related to the Mobile Finance business of Semotus Solutions Inc. (“Semotus”). The acquired software and customer base further enhances our ability to offer our customers a range of scalable wireless financial market data services

     The results of the MFD business acquisition and the Semotus asset acquisition from February 1, 2007 and May 8, 2007, respectively, are included in the results for the six months ended June 30, 2007.

Results of Operations

     The following table shows each line item on our condensed consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
REVENUES
Licensing and Subscriptions	71%		52%		70%		51%
Advertising	29%		48%		30%		49%
	100%		100%		100%		100%
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of
amortization)	43%		34%		42%		31%
Sales and marketing	34%		50%		35%		46%
Research and development	10%		8%		10%		8%
General and administrative	39%		38%		36%		33%
Amortization of intangible assets	8%		0%		4%		0%
TOTAL OPERATING COSTS AND
EXPENSES	134%		130%		127%		118%

Loss from operations	(34%	)	(30%	)	(27%	)	(18%	)

Interest income, net	1%		1%		1%		0%

Net loss before income taxes	(33%	)	(29%	)	(26%	)	(18%	)
Provision for income taxes	0%		0%		0%		0%

Net loss and comprehensive loss	(33%	)	(29%	)	(26%	)	(18%	)

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Licensing and Subscriptions	2,614	921	$4,789	$1,842
Advertising	1,091	860	2,015	1,743
Total revenues	3,705	1,781	$6,804	$3,585

Reclassification of Product and Service Classification

     Given our purchase of MFD and the Semotus assets, where the revenue streams focus on providing subscriptions to mobile devices and access to real-time streaming data via our acquired wireless products, and also our increasing revenues from our StockStream Product, we determined that a more appropriate basis of presenting its enterprise revenues starting in 2007 was to allocate the revenue streams between “Licensing and Subscriptions” and “Advertising” revenues. This change results in the reclassification of our StockStream revenues from Advertising to Licensing and Subscriptions. All revenues from MFD and the Semotus assets are included in Licensing and Subscriptions revenues. Comparative figures for 2006 have been reclassified to conform to the current basis of presentation.

     Historically, the majority of our revenues were derived from customers located in North America. Commencing February 1, 2007, we conduct business in the United Kingdom, Spain and Benelux and our European revenues approximated 18% of total revenues for the six months ended June 30, 2007.

Licensing and Subscriptions

     Licensing and Subscriptions revenues increased by 184% to $2,614,000 in the three months ended June 30, 2007 from $921,000 for the three months ended June 30, 2006. There was a 160% increase in these revenues to $4,789,000 for the six months ended June 30, 2007 compared to $1,842,000 for the six months ended June 30, 2006. This increase is primarily attributable to our acquisition of MFD and the Semotus assets. We have continued to sign new agreements to sell our StockStream Platinum product to our institutional customers, renew existing agreements and to continue to add services for our new and existing clients.

Advertising

     Advertising revenues included advertising on our StockHouse website and our online disclosure and advertising specialty services. Advertising revenues increased by 27% to $1,091 for the three months ended June 30, 2007 from $860,000 for the three months ended June 30, 2006 and by 16% to $2,015,000 for the six months ended June 30, 2007 from $1,743,000 for the same period last year. Revenues are dependent on the stock market and can fluctuate from period to period depending on the nature of services sold, including the mix of customers purchasing advertising and the amount of advertising purchased by customers. This revenue category was not impacted by our acquisition of MFD and Semotus.

Seasonality

     We traditionally see a slow down in our first and third quarter of each year in our advertising revenues. This is due to lower activity in the financial markets and weaker advertising spend after the Christmas holiday period. Typically our fourth quarter is our strongest quarter due to increased industry activity and consumer advertising.

Operating Costs and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues (exclusive of
amortization)	1,590	595	2,860	1,115
Sales and marketing	1,260	892	2,353	1,668
Research and development	386	150	671	279
General and administrative	1,435	673	2,450	1,177
Amortization of intangible assets	271	–	271	–
Total operating costs and expenses	4,942	2,310	$8,605	$4,239

     Total operating costs and expenses increased by 114% to $4,942,000 for the three months ended June 30, 2007 from $2,310,000 for the three months ended June 30, 2006. Total operating expenses, increased by 103% to $8,605,000 for the six months ended June 30, 2007, from $4,239,000 for the six months ended June 30, 2006. The majority of the increase is attributable to the operational costs associated with our mobile finance operations. We expect that total operating expenses will continue to increase as we expand our business, continue to integrate the mobile finance operations into our historical operations, and expand our product line, headcount and infrastructure.

     Total operating expenses as a percentage of total revenues increased by 3% for the three months ended June 30, 2007, from the three months ended June 30, 2006 and 8% higher for the six months ended June 30, 2007, from the six months ended June 30, 2006. The majority of the year to date increase is attributable to the higher costs of our acquired business compared to our historical business. Larger scale for the second quarter resulted in some cost efficiencies. During this quarter there was a concerted focus to increase headcount to support research and development and overall growth. Payroll and associated costs for these employees have contributed to our costs.

Cost of revenues

     Costs of revenues (exclusive of amortization) increased by 167% to $1,590,000 for the three months ended June 30, 2007, from $595,000 for the three months ended June 30, 2006 and 157% to $2,860,000 for the six months ended June 30, 2007 compared to $1,115,000 for the same period in 2006. The majority of the increase is attributable to the costs for data feeds and airtime associated with the acquisition of MFD. The costs associated with providing streaming data to customers are very similar to those of our historical business. During the quarter we have added additional bandwidth in order to accommodate the increased volume to meet our increased customer demands, for the use of all of our products. We also reduced costs by eliminating one primary data source which will produce cost savings in subsequent quarters.

Sales and Marketing

     Sales and marketing expenses increased by 41% to $1,260,000 for the three months ended June 30, 2007, from $892,000 for the three months ended June 30, 2006 and 41% to $2,353,000 for the six months ended June 30, 2007 compared to $1,668,000 for the same period in 2006 year. The acquisition of MFD resulted in additional sales personnel in Maryland, New York and Europe, and the costs associated with those individuals. In addition, since the first quarter of 2006 we have continued to increase headcount in both our sales and marketing teams, including key personnel, which have resulted in additional costs year-over-year.

     As a percentage of total revenues, sales and marketing expenses were 34% for the three months ended June 30, 2007 and 35% for the six months ended June 30, 2007. As a percentage of total revenues, sales and marketing expenses were 50% for the three months ended June 30, 2006 and 47% for the six months ended June 30, 2007. These decreases are primarily due to a lower cost for sales and marketing of our acquired business.

Research and development

     Research and development expenses increased by 157% to $386,000 for the three months ended June 30, 2007, from $150,000 for the three months ended June 30, 2006 and 141% to $671,000 for the six months ended June 30, 2007 compared $279,000 for the same period in 2006. The majority of the increase results from the addition of 12 employees to the research and development and quality assurance teams in the first quarter of this year in preparation for the launch of the new Stockhouse in Q3.

General and Administrative

     General and administrative expenses increased by 113% to $1,435,000 for the three months ended June 30, 2007, from $673,000 for the three months ended June 30, 2006 and 108% to $2,450,000 for the six months ended June 30, 2007 from $1,177,000 for the same period in 2006. These expenses as a percentage of total revenues decreased by 1% to 39% for the three months ended June 30, 2007 compared to 38% for the three months ended June 30, 2006. General and administrative expenses as a percentage of total revenues increased by 3% to 36% for the six months ended June 30, 2007 compared to 33% for the six months ended June 30, 2006. The majority of the increase in general and administrative expenses is attributable to the addition of costs associated with the mobile finance operations. As we expand our business we expect to incur additional costs associated with being an international entity.

     The majority of costs are associated with payroll and the payment of consultants. Since the first quarter of 2006, the addition of in-house human resources and legal functions has resulted in increased costs. In addition, costs associated with travel and promotion of our business has increased during the quarter. We were positively impacted by fluctuations in the exchange rates from holding a significant portion of the private placement financing in Canadian dollars during the three and six months ended June 30, 2007, recording an offset to expense of $176,000 and $143,000 in the periods, respectively. During the six months ended June 30, 2006 we recorded an offset to expense of $92,000, an effective $125,000 increase in expense.

     Amortization of property and equipment, a non-cash item, increased to $116,000 for the three months ended June 30, 2007 from $50,000 for the six months ended June 30, 2006. Amortization property and equipment increased to $216,000 for six months ended June 30, 2007 from $98,000 for the six months ended June 30, 2006.

Amortization of intangible assets

     Amortization of intangible assets for the three months and six months ended June 30, 2007 was $271,000 and is associated with our purchase of MFD and the Semotus assets. This amount includes $102,000 for February and March 2007 that could not be expensed in the first quarter since a preliminary estimate of the purchase price allocation wasn’t available until the second quarter.

Interest and other income (expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income	$44	$17	$56	$30
Interest expense	(18)	(7)	(23)	(10)
				-
Total interest and other income	$26	$10	$33	$20

     We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The funds received in May 2007 from the private placement resulted in a higher balance in our term deposits than at June 30, 2006. The majority of interest expense represents interest charged on capital lease obligations. The increase is indicative of capital lease obligations, most of which were added in the second quarter of 2006.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $5,453,000 at June 30, 2007, an increase of $3,440,000 from December 31, 2006.

	Six Months Ended
	June 30,
	2007	2006
Cash (used in) provided by operating activities	$(294)	$221
Cash used in investing activities	(475)	(81)
Cash provided by (used in) financing activities	4,209	(33)
Net increase in cash and cash equivalents	$3,440	$107

     Historically, our principal source of liquidity has been our operating cash flow, fees collected in advance and the extension in timing of the payment of our liabilities. During the six months ended June 30, 2007, we raised net proceeds of $4,146,000 from a private placement of 3,333,334 common shares and we completed the acquisition of MFD and the Semotus assets. While we issued 1,500,000 restricted common shares for the MFD purchase, versus cash, the purchase agreement called for the assumption of a significant level of liabilities. While we assumed accounts receivable balances from the MDF acquisition, the collection of these balances has been slow which has resulted in a net cash outflow from operations from this acquired business.

Operating Activities. During the six months ended June 30, 2007, we used more cash than we generated from operations primarily resulting from: use of cash for prepaid and other current assets which relate mostly to the payment of annual fees partially offset by collections of receivables and the delay in payment of our accounts payable.

     The source of cash for accounts receivable was the result of the collection of amounts from our record revenues in the fourth quarter of 2006 and the collection of a certain amount of the accounts receivable we purchased as part of the MFD acquisition.

Investing Activities. Net cash used of $475,000 in the six months ended June 30, 2007 was the result of $70,000 of capital asset purchases in the period, primarily related to computer equipment, $224,000 of acquisition costs paid related to our acquisition of MFD and $181,000 of the purchase price and acquisition costs for the Semotus assets. In addition, during the six months ended June 30, 2007 we leased network servers for approximately $78,000. The cash impact of the repayment of capital leases is recorded as a financing activity.

Financing Activities. Cash provided by financing activities of $4,209,000 in the six months ended June 30, 2007, was the result of proceeds, net of costs, of $4,146,000 from a private placement, cash received on the exercise of stock options of $119,000 partially offset by net change in capital lease obligations of $56,000.

     Net cash used in financing activities of $33,000 in the six months ended June 30, 2006 was attributable to: the repurchase of our common stock for cash of $27,000 and the cash paid on the repayment of capital lease obligations of $44,000 offset by proceeds of $38,000 from the exercise of stock options.

Future Liquidity Requirements

     Changes in the demand for our products and services, and those of our recently acquired business, could impact our operating cash flow. We believe that our cash and cash equivalents will be sufficient to meet our consolidated requirements for the next 12 months, including but not limited to working capital, capital expenditures, contractual cash commitments, and the costs associated with the integration of MFD into our business. There is a risk that our current cash and cash equivalents may not be adequate for our long term needs, in which case we would most likely choose to raise additional financing through the issuance of equity or debt securities. We can give no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements, or even if we can raise additional capital, that we can do so on terms that are commercially reasonable. We do not expect to declare or pay any cash dividends in the foreseeable future.

     On May 8, 2007, we closed an acquisition for the purchase of certain intangible assets from Semotus Solutions Inc. In consideration for these assets, we paid $150,000 of the purchase price on May 9, 2007. The remainder is payable at a rate of 30% of monthly gross revenues earned from customer contracts purchased from Semotus until an additional $200,000 is paid or within two years whichever occurs first. If the gross revenues fall below 25% of prior revenue within the first six months post close, the amount payable monthly will decrease to 15% of monthly gross revenues. Furthermore, should monthly gross revenues fall below $15,000 per month at any time; the purchase price will be deemed paid in full. As of June 30, 2007 the outstanding payable was $183,000 which we expect will be fully paid within the two year period.

Contractual Obligations

     Our contractual obligations have not changed materially from those presented as of December 31, 2006 in our Annual Report on Form 10-KSB, except for the addition of operating lease commitments for the leases we assumed in our acquisition for our new offices in Maryland and London resulting in approximately $228,000 of additional commitments in 2007 and 2008.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of June 30, 2007 or December 31, 2006.

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

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Stock-based Compensation
  Business Combinations
  Foreign Currency
  Accounting for Income Taxes
  Goodwill and other intangible assets

     There have been no significant changes in our critical accounting policies during the three months ended June 30, 2007 compared to what was previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, except for a policy on goodwill and other intangible assets and the adoption of FIN 48 on January 1, 2007 as described following:

Goodwill and other intangible assets

     In accordance with Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are no longer amortized to expense. Goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided. Furthermore, Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

     Management reviews goodwill and other intangible assets at least annually, and on an interim basis when conditions require, to evaluate events or changes in circumstances that may indicate impairment in the carrying amount of such assets. Management uses comparable company analyses and discounted cash flow models to determine the fair value of reporting units and whether any impairment of goodwill exists. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired. Other intangible assets, which include intellectual property and customer relationships, with definite lives are amortized to expense on a straight-line basis over their respective estimated useful lives averaging approximately three years.

FIN 48 - Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

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

     We adopted the provisions of FIN 48 commencing January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. During the quarter ended June 30, 2007, we did not recognize any liabilities for unrecognized tax benefits. In addition, we did not record any accrual for interest or penalties related to unrecognized tax benefits. In the event that we recognize interest accrued related to unrecognized tax benefits, we will record it as interest expense. Any penalties will be recorded in general and administrative expense.

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

Risk Factors Affecting Our Business

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of options. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, including the cautionary statement on “forward-looking statements” above on Page 16 of this quarterly report, and other parts of Management’s Discussion and Analysis or Plan of Operation included in this Report on Form 10-QSB. Additional factors and uncertainties not currently known to use or that we currently consider immaterial could also harm our business, operating results and financial condition.

Risks Factors

1. If we are unable to compete successfully against current and future competitors, our business will fail.

     We currently compete with several other companies offering similar services. Many of these companies have significantly greater financial resources, name recognition, and technical and marketing resources than we do, and virtually all of them are seeking to improve their technology, products and services. We may not have the financial resources or the technological expertise to meet this competition successfully. If we are unable to compete successfully, our business will fail.

2. We are dependent on activity levels in the securities markets, which are often subject to fluctuations in price and volume. If one or more of the securities markets become less active, we will likely lose customers and our business will suffer.

     Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. A lot of the demand for financial data and market information is dependent on activity levels in the securities markets. In the event that the U.S. or international financial markets suffer a downturn that results in a prolonged decline in investor activity, our revenue levels could be materially adversely affected and our business would suffer.

3. We may be unable to protect the intellectual property rights upon which our business relies. Our attempts to protect these rights could be very expensive and may not be successful. If we are unable to protect our intellectual property rights or if we have to enter into litigation to protect our intellectual property rights or defend ourselves from claims of infringement, our competitive position, financial position and business will suffer.

     We have trademarks and may attempt to register others. We also have brand names, Internet domain names, website designs, programs and certain subscriber lists that make up our intellectual property. We also rely on contractual restrictions to protect the disclosure of the details of our proprietary technology. We have not sought or obtained any patents on our proprietary software and data processing applications and we have no immediate plans to do so. It is possible that third parties may copy or otherwise obtain or use our intellectual property without authorization or they may develop similar technology independently. The Internet is global and we cannot provide any assurances that obtaining trademark protection in the United States will prevent infringements on our trademarks by parties in other countries.

     There can also be no assurance that our business activities will not infringe upon the proprietary rights of others or that other parties will not assert infringement claims against us.

     Litigation may be necessary in the future to enforce or protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Such litigation could be unsuccessful and it could result in substantial costs and diversion of resources. If these events arise, our competitive position, financial position and business will suffer.

4. Existing or future laws and regulations may make it more difficult for us to continue our operations or develop profitable operations.

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

5. We may be sued for online information or services provided by third parties or us. This would likely harm our reputation, goodwill and financial position, whether or not we are held liable.

     Because materials may be downloaded by the public on Internet services offered by us or the Internet access providers with whom we have relationships, and because information may be posted by third parties on our website through discussion forums and otherwise, there is the potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories. Such claims have been brought against providers of online services in the past. To date we have been named in at lease one lawsuit in which defamation is alleged to have occurred on our Internet discussion forum called Bull Boards. A lawsuit or the imposition of liability against us, in the event that a lawsuit against us is successful, could materially and adversely affect our reputation, goodwill and financial position.

     Even where a lawsuit against us does not result in a finding of liability, we could incur significant costs in investigating, defending or settling such claims. Lawsuits alleging that we are liable for damages because of information or services carried on or disseminated through our website also may cause us to implement measures to reduce our exposure to liability, which may require the expenditure of substantial resources or decrease the attractiveness of our services to customers.

     Our general liability insurance will not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Company

6. We have a history of operating losses and a limited operating history. We cannot predict if or when we will become profitable. We may never become profitable, which would likely cause us to go out of business and our investors to lose their entire investment in our company.

     We have a history of operating losses since inception (December 6, 1994). We currently cannot estimate if or when we will be profitable in future fiscal periods. Our acquisition of the Mobile Finance Division of TeleCommunication Systems, Inc. may increase losses in the short and medium term as integration costs and possible loss of revenue may occur. In addition, we have a limited operating history upon which an evaluation of our business and prospects can be based. We may never become profitable, which would likely cause us to go out of business and investors to lose their investment in our company.

7. We may not be able to raise further funds when we need them, which would likely cause us to go out of business and our investors to lose their entire investment in our company.

     We may need to raise additional capital to fund our operations, and our failure or inability to obtain funding when needed may force us to delay, reduce or eliminate our products and services. To date, our sources of cash have been primarily limited to the sale of our securities and working capital. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional funds by issuing equity securities or debt convertible debt securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct its business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue our products and services, which would likely cause us to go out of business and our investors to lose their entire investment in our company.

8. A majority of our assets and many of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

     A majority of our assets are located outside the United States. In addition, many of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Risks Related to Our Common Stock

9. The sale of the shares of our common stock being registered into the public market by the selling shareholders may result in significant downward pressure on the price of our common stock and could affect the ability of our shareholders to realize the current trading price of our common stock.

     A registration statement was filed with the US regulatory authorities on June 29, 2007 whereby selling shareholders from the May 2007 private placement may resell up to 3,533,334 shares of our common stock, representing approximately 8% of our current issued and outstanding shares. The sale of a substantial number of these shares of our common stock in the public market could cause a reduction in the market price of our common stock. Any significant downward pressure on the price of our common stock as the selling shareholders sell the shares of our common stock could encourage short sales by the selling shareholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

10. Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution, which would likely reduce the value of their investment.

     We are authorized to issue up to 75,000,000 common shares, of which 40,820,922 were issued and outstanding as of July 30, 2007. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future, which would likely reduce the value of their investment.

11. Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations. Investors may be unable to sell their shares or may be unable to sell them at a price greater than or equal to the price they paid for those shares. If so, they will not realize a return on their investment in our company.

     Our common stock currently trades on a limited basis on the TSX Venture Exchange and the OTC Bulletin Board. The ease of selling our common stock or the market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other financial media companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the volume of trading and the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. If the liquidity and market price of our common stock decreases due to factors unrelated to our operations, investors in our company could lose all or part of their investment.

12. We are significantly influenced by our officers, directors and entities affiliated with them. These shareholders, if acting together, may be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions. Shareholders with less voting power will have minimal say in the outcome of shareholder votes and our operations, which could have negative adverse effects for the investor and the operation of our company.

     In the aggregate, beneficial ownership of our shares by our officers, directors and management represents approximately 19.3% of issued and outstanding shares of our common stock at July 30, 2007. These shareholders, if acting together, may be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions. Shareholders with less voting power will not have control in the outcome of shareholder votes and our operations. This lack of shareholder control could prevent the shareholders from removing from any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

13. We do not intend to pay dividends and there will be fewer ways in which you can make a gain on any investment in our company.

     We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase and investors in our company may never realize gains on their investment in our company.

14. Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

     The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

15. NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

     In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of our shareholders was held on June 4, 2007 at 1:30 p.m. Pacific Time, at which meeting our shareholders took the following actions.

  Appointment of Deloitte & Touche LLP., Independent Registered Chartered Accountants for the Company for the year ending December 31, 2007.
  To ratify and approve the Company’s 2007 Stock Option Plan.
  Appointment of all nominees for the posts of Directors of the Board.

The following is a summary of the votes cast at our annual meeting of shareholders on May 30, 2006.

	VOTES FOR	VOTES	VOTES
		AGAINST	WITHHELD
Election of Directors
Marcus New	17,221,698	0	2,727,773
Leslie Landes	14,792,000	0	5,157,471
David Caddey	17,371,898	0	2,577,573
Thomas Baker	17,371,898	0	2,577,573
Stephen Zacharias	17,371,898	0	2,577,573
Lee deBoer	17,371,898	0	2,577,573
Patrick Spain	17,371,898	0	2,577,573
Election of Other Items
Appointment of Deloitte & Touche LLP. as	17,216,898	0	2,732,613
Independent Registered Chartered
Accountants
To ratify and approve the 2007 Stock	14,870,422	2,512,776	2,566,273
Option Plan

Item 5. Other Information

     On July 18, 2007, Mr. Joe McWilliams joined our company as VP of Monetization as a replacement for Michael Donnelly, formerly VP Sales for Stockgroup, who left our company around the same time.

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

The following exhibits are incorporated by reference:

Exhibit
No.	Exhibit Title
3.1	Articles of Incorporation & Bylaws (Incorporated by reference to Form 10SB12G filed January 29, 1998, File No. 000-23687)
10.1	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended (Incorporated by reference to Exhibit 10.1 filed on Form S-8 POS with the SEC on May 19, 2006, File No. 333- 114481)
10.2	Private Placement Subscription Agreement (Incorporated by reference to Form 8-K filed September 28, 2006, File No. 000-23687)
10.3	Form of Warrant for Common Stock (Incorporated by reference to Form 8-K filed September 28, 2006, File No. 000-23687)
10.4

Purchase Agreement between Stockgroup Information Systems Inc., Stockgroup Systems Ltd., Stockgroup Media, Inc., TeleCommunication Systems, Inc., and TeleCommunication Systems (Holdings) Limited – (Incorporated by reference to Form 8-K filed on February 16, 2007, File No. 000-23687)

10.5	Audit Committee Charter – (Incorporated by reference to Form 8-K filed on February 20, 2007, File No. 000-23687)
10.6

Asset Purchase Agreement between Stockgroup Systems Ltd. and Semotus Solutions Inc., dated May 8, 2007 (Incorporated by reference Form 8-K filed on May 10, 2007 as Exhibit 10.1 and is incorporated herein by reference (File No. 000-23687).

10.7	Stockgroup Information Systems Inc. 2007 Stock Option Plan
10.8	Form of Subscription Agreement, May 2007 Private Placement
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

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)

Date: August 14, 2007	By: /s/ Marcus New
Marcus New
Chief Executive Officer

By: /s/ Susan Lovell
Susan Lovell
Chief Financial Officer