Form 10QSB
period 2007-09-30
STOCKGROUP INFORMATION SYSTEMS INC
filed 2007-11-14
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

(604) 331-0995
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]   No:[   ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,835,922 common shares at November 8, 2007 (no par value)

Transitional Small Business Disclosure Format (check one): [   ]   No [X]

Stockgroup Information Systems Inc.
FORM 10-QSB

PART I. FINANCIAL INFORMATION

Stockgroup Information Systems Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in Thousands of U.S. Dollars, except number of common shares in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,126	$2,013
Accounts receivable (net of allowances for doubtful
accounts of $439; December 31, 2006 - $98)	1,732	814
Prepaid and other current assets	757	186
TOTAL CURRENT ASSETS	6,615	3,013

Property and equipment, net	765	447
Goodwill (note 3)	394	–
Intangible assets, net (note 3 & 4)	1,547	–
TOTAL ASSETS	$9,321	$3,460

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,775	$426
Accrued liabilities	2,625	473
Accrued compensation	395	176
Deferred revenues	1,626	810
Capital lease obligations	208	130
TOTAL CURRENT LIABILITIES	6,629	2,015

Long-term payable	32	–
Long-term capital lease obligations	109	97
Long-term deferred revenues	18	65
TOTAL LIABILITIES	6,788	2,177

Commitments and contingencies (note 7)

Shareholders’ Equity (note 5):
Common stock, no par value; authorized 75,000; issued and
outstanding of 40,821 at September 30, 2007 and 35,350 at
December 31, 2006	18,864	13,793
Additional paid-in capital	3,607	3,394
Accumulated deficit	(19,938)	(15,904)
TOTAL SHAREHOLDERS’ EQUITY	2,533	1,283
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,321	$3,460

(1) The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Thousands of U.S. Dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Licensing and Subscriptions	$2,621	$946	$7,409	$2,788
Advertising	862	943	2,877	2,687
	$3,483	$1,889	$10,286	$5,475

OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of
amortization)	1,728	517	4,588	1,633
Sales and marketing	1,186	737	3,544	2,405
Research and development	846	170	1,518	510
General and administrative	1,842	721	4,286	1,837
Amortization of intangible assets	177	–	447	–
TOTAL OPERATING COSTS AND
EXPENSES	5,779	2,145	14,383	6,385

Loss from operations	(2,296)	(256)	(4,097)	(910)

Interest and other income, net	32	10	66	30

Net loss before income taxes	(2,264)	(246)	(4,031)	(880)
Provision for income taxes	2	–	3	–

Net loss and comprehensive loss	$(2,266)	$(246)	$(4,034)	$(880)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.01)	$(0.10)	$(0.03)

Common shares used in computing basic
and diluted net loss per share (in
thousands)	40,794	33,619	38,726	33,511

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in Thousands)
(Unaudited)

			Additional		Total
	Common	Common	paid-in	Accumulated	Shareholders’
	stock	stock	capital	deficit	Equity
	# of shares	U.S. $	U.S. $	U.S. $	U.S. $

Balance at December 31, 2005	33,522	13,359	3,202	(15,113)	1,448
Issuance of common stock pursuant to
exercise of employee stock options	761	200	(10)	–	190
Repurchase of common shares	(100)	(40)	12	–	(28)
Private placement transaction –
common shares and warrants	1,167	274	69	–	343
Stock based compensation	–	–	121	–	121
Net loss and comprehensive loss	–	–	–	(791)	(791)
Balance at December 31, 2006	35,350	13,793	3,394	(15,904)	1,283
Issuance of common stock pursuant to
exercise of employee stock options	638	181	(20)	–	161
Issuance of shares in connection with
business acquisition	1,500	840	–	–	840
Private placement transaction –
common shares and warrants	3,333	4,050	96	–	4,146
Stock based compensation	–	–	137	–	137
Net loss and comprehensive loss	–	–	–	(4,034)	(4,034)
Balance at September 30, 2007	40,821	18,864	3,607	(19,938)	2,533

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(4,034)	$(880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of property and equipment	343	155
Amortization of intangible assets	447	–
Stock-based compensation	137	102
Changes in operating assets and liabilities:
Accounts receivable	138	44
Allowance for doubtful accounts	153	2
Prepaid and other assets	(250)	(17)
Accounts payable	612	307
Accrued liabilities	620	67
Accrued compensation	197	37
Deferred revenues	253	389
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,384)	206

Investing activities:
Purchases of property and equipment	(271)	(116)
Acquisition of Mobile Finance Division (note 3)	(225)	–
Acquisition of Semotus assets	(216)	–
CASH USED IN INVESTING ACTIVITIES	(712)	(116)

Financing activities:
Proceeds on exercise of stock options	161	45
Repurchase of common stock	–	(27)
Proceeds on private placement, net of costs	4,146	343
Repayment of capital lease obligations	(98)	(59)
CASH PROVIDED BY IN FINANCING ACTIVITIES	4,209	302

Net increase in cash and cash equivalents	2,113	392
Cash and cash equivalents, beginning of period	2,013	2,057
Cash and cash equivalents, end of period	$4,126	$2,449

Supplemental Cash Flow Information:
Interest paid	$18	$16
Taxes paid	2	14
Assets acquired through capital lease transactions	186	192
Value of warrants issued in connection with private placement	–	93
Value of shares issued for acquisition of Mobile Finance Division	840	–

See accompanying notes to Unaudited Interim Condensed Consolidated Financial Statements

Stockgroup Information Systems Inc.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2007

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

     These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related footnotes thereto of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC on March 15, 2007. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these unaudited interim consolidated financial statements. All intercompany accounts and transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for other future operating periods. All information is stated in U.S. dollars unless otherwise stated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have been no new policies adopted or changes in the Company’s accounting policies during the three and nine months ended September 30, 2007 from those previously disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2006, except as follows:

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

     Management reviews goodwill and other intangible assets at least annually, and on an interim basis when conditions require, evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. Management uses comparable company analyses and discounted cash flow models to determine the fair value of reporting units and whether any impairment of goodwill exists. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired. Other intangible assets, which include intellectual property and customer relationships, with definite lives are amortized to expense on a straight-line basis over their respective estimated useful lives averaging approximately three years.

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

     A preliminary allocation of the purchase price at January 31, 2007, which is subject to final adjustment, is as follows (in thousands of U.S. dollars):

Purchase Price:
1,500,000 common shares of Stockgroup	$840
Acquisition costs	310
$1,150

Net Assets Acquired:
Accounts receivable	$1,208
Prepaid and other current assets	163
Property and equipment	146
Other assets	157
Intellectual property	790
Customer relationships	830
Goodwill	394
Accounts payable	(476)
Accrued liabilities	(1,232)
Accrued compensation	(23)
Customer deposits	(291)
Deferred revenues	(516)
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

     For the purposes of these interim condensed consolidated financial statements, the purchase consideration has been allocated on a preliminary basis to the fair value of the assets acquired and liabilities assumed, based on management’s best estimates and taking into account all available information at the time of the acquisition as well as applicable information at the time these consolidated financial statements were prepared. Stockgroup will continue to review information and perform further analysis, including an independent valuation, prior to finalizing the allocation of the purchase price.

The following table presents details of the purchased identifiable intangible assets (in thousands of U.S. dollars):

	Estimated	January 31,	Accumulated	Net Amount
	Useful Life	2007 Amount	Amortization
	(in years)
Intellectual property	4	$790	$131	$659
Customer relationships	2	830	277	553
		$1,620	$408	$1,212

The estimated future amortization expense of purchased identifiable intangible assets is as follows:

2007 (remainder)	$153
2008	613
2009	232
2010	198
2011	16
Total	$1,212

Pro forma Information (Unaudited)

     The following interim condensed pro forma consolidated financial summary is presented as if the acquisition of MFD was completed as of January 1, 2007 and January 1, 2006, respectively. The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which would have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

	Three Months Ended		Nine Months Ended
(In thousands of U.S. dollars,	September 30,		September 30,
except per share data)	2007	2006	2007	2006
REVENUES
Licensing and Subscriptions	$2,621	$2,607	$7,919	$7,977
Advertising	862	943	2,877	2,686
	$3,483	$3,550	$10,796	$10,663
Total Operating Expenses net of Other Income
(Expense)	5,748	3,952	15,028	13,709

Net loss and comprehensive loss	$(2,265)	$(402)	$(4,232)	$(3,046)

Net loss per common share: Basic and diluted	$(0.06)	$(0.01)	$(0.11)	$(0.09)

Common shares used in computing basic and
diluted net loss per share (in thousands)	40,794	35,119	38,893	35,011

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

4. ASSET ACQUISITION

     On May 8, 2007 the Company entered into a Asset Purchase Agreement with Semotus Solutions Inc. (“Semotus”) pursuant to which the Company agreed to acquire certain intangible assets related to Semotus’ Mobile Finance business for total cash consideration of up to $350,000 payable as follows:

a)	$150,000 cash payable at the Closing Date; and
b)

30% of monthly gross revenues earned from customer contracts purchased from Semotus until the remaining $200,000 of the purchase price is fully paid or within two years whichever occurs first. If the gross revenues fall below 25% of prior revenue within the first nine months post close, the amount payable monthly would decrease to 15% of monthly gross revenues.

     Should monthly gross revenues fall below $15,000 per month at any time, the purchase price will be deemed paid in full.

     This acquisition closed on May 8, 2007 and has been accounted for as an asset purchase transaction for a total cost of $375,000 including $25,000 for acquisition costs.

     For the purposes of these consolidated financial statements, the purchase consideration has been allocated to the identifiable intangible assets acquired as intellectual property ($140,000) and customer relationships ($235,000), based on management’s best estimates.

     For the period from May 8, 2007 to September 30, 2007, $15,000 of consideration relating to monthly gross revenues was paid to the vendor. As of September 30, 2007, the balance of $159,000 is included in accounts payable. For the three and nine months ended September 30, 2007 amortization of the Semotus intangible assets was $23,000 and 39,000 respectively.

5. SHAREHOLDERS’ EQUITY

Equity Financing

     On May 15, 2007, the Company completed a private financing led by Jennings Capital Inc. and including Cormark Securities Inc. (the “Underwriters”), and issued, on a ‘bought deal’ basis, 3,333,334 common shares at C$1.50 ($1.36) per share for total gross proceeds of C$5,000,000 (US$4,534,000). The Company paid underwriter fees of 6% of the gross proceeds of the financing and issued 200,000 warrants to the agents equal to 6% of the common shares issued in the financing. Each warrant entitles the agents to acquire one common share pursuant to the warrant at a price of C$1.50 per share at any time before May 16, 2008. These warrants have been assigned a value of $105,000 based on a Black-Scholes valuation model leaving gross proceeds of $4,428,000 attributable to the common shares. The Black-Scholes model used the following assumptions:

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

     The following table provides information on the Company’s stock option activity for the nine months ended September 30, 2007 (except for weighted data):

		Options Outstanding
					Weighted
	Number of			Weighted	Average	Aggregate
	Options			Average	Remaining	Intrinsic
	Available	Number of	Price Per	Exercise	Contractual	Value -
	For Grant	Options	Share	Price	Term	U.S. $
	(in thousands)	(in thousands)	U.S. $	U.S. $	(in years)	(in thousands)
Outstanding at
December 31, 2006	391	3,884	$0.12 - 0.59	$0.29	2.56	$ 448
Additional shares
authorized	3,300
Options granted	(874)	874	$0.41 - 1.25
Options exercised		(637)	$0.12 - 0.43
Options forfeited	299	(349)	$0.31 - 0.96
Available and
outstanding at
September 30, 2007	3,116	3,772	$0.15 - 1.25	$0.64	2.47	$ 2,048

Vested and exercisable
at September 30, 2007		2,683		$0.44	1.22	$ 1,774

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at September 30, 2007 and the exercise price of the underlying awards, where the stock options are in-the-money. At September 30, 2007, all of the outstanding and vested and exercisable options were in-the-money.

     The following table summarizes the Company’s unvested stock options as of September 30, 2007, and changes for the nine months ended September 30, 2007:

	Number of Awards	Weighted-Average Grant
	(in thousands)	Date Fair Value – U.S. $
Unvested at December 31, 2006	919	$0.20
Granted	874	$0.56
Vested	(405)	$0.13
Forfeited	(299)	$0.31
Unvested at September 30, 2007	1,089	$0.47

     As of September 30, 2007, total unrecognized compensation expense related to unvested awards granted under the Company’s stock option plans was $313,000, which is expected to be recognized over a weighted-average period of 3.5 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the year ended December 31, 2006.

Stock-Based Compensation Expense

     During the three and nine months ended September 30, 2007 and 2006, respectively, net loss included the following stock-based compensation expense:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Sales and marketing	$1	$9	$15	$37
Research and development	4	12	20	2
General and administrative	52	20	102	63
Total stock-based compensation expense	$57	$41	$137	$102

Valuation Assumptions Used in Fair-Value Based Calculation Model

     The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for the three and nine months ended September 30, 2007 and 2006 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected life (in years)	5 years	5 years	5 years	5 years
Risk-free interest rate	4%	4%	4%	4%
Expected volatility	86%	53%	82%	52%
Dividend yield	0%	0%	0%	0%
Fair value per stock option	$0.71	$0.21	$0.63	$0.19

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

Private Placement Transaction

     On September 26, 2006, the Company completed a restricted non-brokered private placement for 1,166,667 purchased securities (“Unit”) at a price of $0.30 per Unit with ten of its directors and senior management. Each Unit consisted of one common share and one share purchase warrant (“Warrant”) for the purchase of one common share. Each Warrant entitles the holder to purchase one common share at a price of $0.40 per share at any time until the close of business on the day which is twenty-four months from the date of issue of the Unit. All shares issued in connection with the private placement and any shares issued on exercise of any Warrants are subject to a one-year hold period. During the three months and nine months ended on September 30, 2007, none of the 1,166,667 outstanding Warrants were exercised.

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

     During the three and nine months ended September 30, 2007 and 2006, the Company had no customers whose revenue represented greater than 10% of total revenues. Historically, the majority of the Company’s revenues were derived from customers located in North America. Commencing February 1, 2007, as a result of the Company’s agreement in January 2007 with TCS to acquire certain assets that made up its Mobile Finance Division, the Company conducts business in the United Kingdom, Spain and Netherlands. Stockgroup’s European revenues were approximately 18% each of total revenues for the three and nine months ended September 30, 2007. One customer accounted for greater than 10% of outstanding trade receivables at September 30, 2007. At December 31, 2006, a different customer accounted for greater than 10% of outstanding trade receivables.

     Before February 1, 2007, substantially all of the Company’s property and equipment was located in Canada and the majority of operations were in Canada. During the nine months ended September 30, 2007, the acquisition of MFD and the Company’s agreement in May 2007 with Semotus Solutions Inc. (“Semotus”) to acquire certain intangible assets related to Semotus’ Mobile Finance business, has resulted in assets and operations in both the United States and Europe.

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

7. COMMITMENTS AND CONTINGENCIES

Commitments

     The total contractual cash obligations of $3.4 million disclosed in the consolidated financial statements of the Company for the year ended December 31, 2006, have not changed significantly aside from the addition of operating leases for the Company’s Maryland and London offices which were assumed in the acquisition of MFD. The total additional commitment for the remainder of 2007 and 2008 is approximately $39,000 and $150,000, respectively.

     The Company has capital lease obligations for servers and computer equipment required for its web sites, streaming data and hosting services. The total additional commitment for the remainder of 2007 and 2008 is $126,000 and $174,000 respectively.

Litigation

     The Company is the plaintiff in a lawsuit filed in Ontario Superior Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which the Company seeks to recover approximately C$471,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consists of unused advertising credits which were prepaid by the Company in 1999. The case is currently pending final resolution and there is considerable uncertainty as to what value, if any, will be derived if the Company wins the lawsuit. No provision has been made for recovery of these credits in the financial statements in any year.

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

8. RELATED PARTY TRANSACTION

     During the three months ended September 30, 2007, the Company entered into a one year agreement with a third party. Under the agreement the Company provides the implementation set up fee and Intraday Indices at no charge, with the remaining portions of the agreement billed at market price. In exchange for the no charge services, the third party agreed to set up a link on the third party’s website indicating “Markets provided by StockHouse.com.” These services were valued at the market rate for the set up fee provided. A member of the third party’s senior management’s team is a director of the Company. There were no similar transactions in the three months ended September 30, 2006.

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

Overview

Our Business

     Stockgroup is a leading financial media company. Our web-based platform consists of web-based financial analytics, aggregated third party financial content, user-generated content from our StockHouse community and collaborative technologies. This platform is licensed to North American brokerage firms, media companies and other intermediaries to provide the platform and functionality to customers and users of the firms. This platform also serves our media properties StockHouse.com and StockHouse.ca, leading online financial portals owned and operated by Stockgroup. Our StockHouse websites are home to BullBoards™ message boards – one of North America’s largest communities of active investors.

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

     On May 8, 2007, we acquired certain intangible assets related to the Mobile Finance business of Semotus Solutions Inc. (“Semotus”). The acquired software and customer base further enhances our ability to offer our customers a range of scalable wireless financial market data services.

     The results of the MFD business acquisition and the Semotus asset acquisition from February 1, 2007 and May 8, 2007, respectively, are included in the results for the nine months ended September 30, 2007.

     On October 1, 2007, the Company launched a beta version of its fundamentally redesigned website, www.StockHouse.com. The new website uses enhanced social networking and collaboration tools and technology to help users of the website share information, opinions and insights. One of the key features of the new website is a user reputation and content ranking system to help users of the website filter content posted on the website by other users. The investor reputation and content ranking systems consists of human, wisdom of crowd, performance, participation and algorithmic filters to determine the highest quality contributors and content. It is expected that conversion to the new website will be finalized by the end of the fourth quarter of 2007.

Results of Operations

     The following table shows each line item on our condensed consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Licensing and Subscriptions	75%	50%	72%	51%
Advertising	25%	50%	28%	49%
	100%	100%	100%	100%
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of
amortization)	50%	28%	45%	30%
Sales and marketing	34%	39%	35%	44%
Research and development	24%	9%	15%	9%
General and administrative	53%	38%	42%	34%
Amortization of intangible assets	5%	0%	4%	0%
TOTAL OPERATING COSTS AND
EXPENSES	166%	114%	141%	117%

Loss from operations	(66%)	(14%)	(41%)	(17%)

Interest income, net	1%	1%	1%	1%

Net loss before income taxes	(65%)	(13%)	(40%)	(16%)
Provision for income taxes	0%	0%	0%	0%

Net loss and comprehensive loss	(65%)	(13%)	(40%)	(16%)

Revenues	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Licensing and Subscriptions	$2,621	$946	$7,409	$2,788
Advertising	862	943	2,877	2,687
Total revenues	$3,483	$1,889	$10,286	$5,475

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

     Historically, the majority of our revenues were derived from customers located in North America. Commencing February 1, 2007, we conduct business in the United Kingdom, Spain and Netherlands and our European revenues approximated 18% of total revenues for the nine months ended September 30, 2007.

Licensing and Subscriptions

     Licensing and Subscriptions revenues increased by 177% to $2,621,000 in the three months ended September 30, 2007 from $946,000 for the three months ended September 30, 2006. There was a 166% increase in these revenues to $7,409,000 for the nine months ended September 30, 2007 compared to $2,788,000 for the nine months ended September 30, 2006. This increase is primarily attributable to our acquisition of MFD and the Semotus assets. We have continued to sign new agreements to sell our StockStream Platinum product to our institutional customers, renew existing agreements and to continue to add services for our new and existing clients.

Advertising

     Advertising revenues included advertising on our StockHouse website and our online disclosure and advertising specialty services. Advertising revenues decreased by 9% to $862,000 for the three months ended September 30, 2007 from $943,000 for the three months ended September 30, 2006 and increased by 7% to $2,877,000 for the nine months ended September 30, 2007 from $2,687,000 for the same period last year. Revenues are dependent on the stock market and can fluctuate from period to period depending on the nature of services sold, including the mix of customers purchasing advertising and the amount of advertising purchased by customers. This revenue category was not impacted by our acquisition of MFD and Semotus.

Seasonality

     We traditionally see a slow down in our first and third quarter of each year in our advertising revenues. This is due to lower activity in the financial markets and weaker advertising spend after the Christmas holiday period. Typically our fourth quarter is our strongest quarter due to increased industry activity and consumer advertising.

Operating Costs and Expenses	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues
(exclusive of amortization)	$1,728	$517	$4,588	$1,633
Sales and marketing	1,186	737	3,544	2,405
Research and development	846	170	1,518	510
General and administrative	1,842	721	4,286	1,837
Amortization of intangible assets	177	–	447	–
Total operating costs and expenses	$5,779	$2,145	$14,383 $	6,385

     Total operating costs and expenses increased by 169% to $5,779,000 for the three months ended September 30, 2007 from $2,145,000 for the three months ended September 30, 2006. Total operating expenses, increased by 125% to $14,383,000 for the nine months ended September 30, 2007, from $6,385,000 for the nine months ended September 30, 2006. The majority of the increase is attributable to the operational costs associated with our mobile finance operations and investment in new product development. Although we expect that total operating expenses will continue to increase as we expand our business, continue to integrate the mobile finance operations into our historical operations, and expand our product line, headcount and infrastructure, there will be a decrease in research and development in the fourth quarter of 2007 attributable to the completion of our redesigned website, www.StockHouse.com.

     Total operating expenses as a percentage of total revenues increased by 52% for the three months ended September 30, 2007, from the three months ended September 30, 2006 and are 24% higher for the nine months ended September 30, 2007, from the nine months ended September 30, 2006. The majority of the year to date increase is attributable to the higher costs of our acquired business compared to our historical business. During this quarter there was a concerted focus to increase headcount to support research and development and overall growth. Payroll and associated costs for these employees have contributed to our costs.

Cost of revenues

     Costs of revenues (exclusive of amortization) increased by 234% to $1,728,000 for the three months ended September 30, 2007, from $517,000 for the three months ended September 30, 2006 and 181% to $4,588,000 for the nine months ended September 30, 2007 compared to $1,633,000 for the same period in 2006. The majority of the increase is attributable to the costs for data feeds and airtime associated with the acquisition of MFD. The costs associated with providing streaming data to customers are very similar to those of our historical business. In the previous quarter we reduced costs by eliminating one primary data source and we are seeing evidence of savings benefits in the three months ended September 30, 2007. We expect to continue to reduce our cost of revenue through consolidation and elimination of data feeds.

Sales and Marketing

     Sales and marketing expenses increased by 61% to $1,186,000 for the three months ended September 30, 2007, from $737,000 for the three months ended September 30, 2006 and 47% to $3,544,000 for the nine months ended September 30, 2007 compared to $2,405,000 for the same period in 2006 year. The acquisition of MFD resulted in additional sales personnel in Maryland, New York and Europe, and the costs associated with those individuals. In the nine months ended September 30, 2007 headcount increased by one as compared to the nine months ended September 30, 2006 in both our sales and marketing teams.

     As a percentage of total revenues, sales and marketing expenses were 34% for the three months ended September 30, 2007 and 35% for the nine months ended September 30, 2007. As a percentage of total revenues, sales and marketing expenses were 39% for the three months ended September 30, 2006 and 44% for the nine months ended September 30, 2007. These decreases are primarily due to a lower cost for sales and marketing of our acquired business.

Research and development

     Research and development expenses increased by 398% to $846,000 for the three months ended September 30, 2007, from $170,000 for the three months ended September 30, 2006 and 198% to $1,518,000 for the nine months ended September 30, 2007 compared $510,000 for the same period in 2006. In preparation for the launch of the new StockHouse in the fourth quarter of 2007, the majority of the increase results from the addition of external consultants and 12 full time employees to the research and development and quality assurance teams in the first quarter of this year.

General and Administrative

     General and administrative expenses increased by 155% to $1,842,000 for the three months ended September 30, 2007, from $721,000 for the three months ended September 30, 2006 and 133% to $4,286,000 for the nine months ended September 30, 2007 from $1,837,000 for the same period in 2006. These expenses as a percentage of total revenues increased by 15% to 53% for the three months ended September 30, 2007 compared to 38% for the three months ended September 30, 2006. General and administrative expenses as a percentage of total revenues increased by 8% to 42% for the nine months ended September 30, 2007 compared to 34% for the nine months ended September 30, 2006. The majority of the increase in general and administrative expenses is attributable to the addition of costs associated with the mobile finance operation. As we expand our business we expect to incur additional costs associated with being an international entity.

     The majority of costs are associated with payroll and the payment of consultants. Since the first quarter of 2006, the addition of in-house human resources and legal functions has resulted in increased costs. In addition, costs associated with travel and promotion of our business has increased during the quarter.

     The private placement financing we had received in May 2007 in Canadian dollars was converted into US Dollars during the three months ended September 2007, with minimal impact. During the nine months ended September 30, 2007 we were positively impacted by fluctuations in the exchange rates from holding said funds in Canadian dollars, recording an exchange rate loss of $31,000 for the three months ended September, 2007 and an offset to expense of $112,000 in the nine months ended September 2007. During the three and nine months ended September 30, 2006 we recorded an offset to expense of $52,000 and $266,000, respectively.

     Amortization of property and equipment, a non-cash item, increased to $126,000 for the three months ended September 30, 2007 from $57,000 for the three months ended September 30, 2006. Amortization property and equipment increased to $343,000 for the nine months ended September 30, 2007 from $155,000 for the nine months ended September 30, 2006. The majority of the increase in amortization expense is attributable to the addition of costs associated with the mobile finance operation.

Amortization of intangible assets

     Amortization of intangible assets was $177,000 and $447,000 for the three months and nine months ended September 30, 2007, respectively, and is associated with our purchase of MFD and the Semotus assets.

Interest and other income (expense)	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$63	$16	$119	$46
Interest expense	(36)	(6)	(58)	(16)
Other income	5	–	5	–
Total interest and other income	$32	$10	$66	$30

     We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The funds received in May 2007 from the private placement resulted in a higher balance in our term deposits than at September 30, 2006. The majority of interest expense represents interest charged on capital lease obligations. The increase is indicative of capital lease obligations, most of which were added in the second quarter of 2006.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $4,126,000 at September 30, 2007, an increase of $2,113,000 from December 31, 2006.

	Nine Months Ended
(in thousands)	September 30,
	2007	2006
Cash (used in) provided by operating activities	$(1,384)	$206
Cash used in investing activities	(712)	(116)
Cash provided by financing activities	4,209	302
Net increase in cash and cash equivalents	$2,113	$392

     Historically, our principal source of liquidity has been our operating cash flow, fees collected in advance and the timing of the payment of our liabilities. During the nine months ended September 30, 2007, we raised net proceeds of $4,146,000 from a private placement of 3,333,334 common shares and we completed the acquisition of MFD and the Semotus assets. While we issued 1,500,000 restricted common shares for the MFD purchase, versus cash, the purchase agreement called for the assumption of a significant level of liabilities. While we assumed accounts receivable balances from the MDF acquisition, the collection of these balances has been slow which has resulted in a net cash outflow from operations from this acquired business.

Operating Activities. During the nine months ended September 30, 2007, we used more cash than we generated from operations primarily resulting from: use of cash for prepaid and other current assets which relate mostly to the payment of annual fees partially offset by collections of receivables and the payment of our accounts payable.

Investing Activities. Net cash used of $712,000 in the nine months ended September 30, 2007 was the result of $271,000 of capital asset purchases in the period, primarily related to computer equipment, $225,000 of acquisition costs paid related to our acquisition of MFD and $216,000 of the purchase price and acquisition costs for the Semotus assets. In addition, during the nine months ended September 30, 2007 we leased network servers for approximately $186,000. The cash impact of the repayment of capital leases is recorded as a financing activity.

Financing Activities. Cash provided by financing activities of $4,209,000 in the nine months ended September 30, 2007, was the result of proceeds, net of costs, of $4,146,000 from a private placement, cash received on the exercise of stock options of $160,000 partially offset by repayment of capital lease obligations of $98,000.

     Net cash used in financing activities of $302,000 in the nine months ended September 30, 2006 was attributable to proceeds, net of costs, of $343,000 from a private placement, the repurchase of our common stock for cash of $27,000 and the cash paid on the repayment of capital lease obligations of $59,000 offset by proceeds of $45,000 from the exercise of stock options.

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

     On May 8, 2007, we closed an acquisition for the purchase of certain intangible assets from Semotus Solutions Inc. In consideration for these assets, we paid $150,000 of the purchase price on May 9, 2007. The remainder is payable at a rate of 30% of monthly gross revenues earned from customer contracts purchased from Semotus until an additional $200,000 is paid or within two years whichever occurs first. If the gross revenues fall below 25% of prior revenue within the first nine months post close, the amount payable monthly will decrease to 15% of monthly gross revenues. Furthermore, should monthly gross revenues fall below $15,000 per month at any time; the purchase price will be deemed paid in full. As of September 30, 2007 the outstanding payable was $159,000 which we expect will be fully paid within the two year period.

Contractual Obligations

     Our contractual obligations have not changed materially from those presented as of December 31, 2006 in our Annual Report on Form 10-KSB, except for the addition of operating lease commitments for the leases we assumed in our acquisition for our new offices in Maryland and London resulting in approximately $189,000 of additional commitments in 2007 and 2008.

     The Company has capital lease obligations for servers and computer equipment required for our web sites, streaming data and hosting services. The total commitment for the remainder of 2007 and 2008 is $126,000 and $174,000 respectively.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of September 30, 2007 or December 31, 2006.

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

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Stock-based Compensation
  Business Combinations
  Foreign Currency
  Accounting for Income Taxes
  Goodwill and other intangible assets

     There have been no significant changes in our critical accounting policies during the three months ended September 30, 2007 compared to what was previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, except for a policy on goodwill and other intangible assets and the adoption of FIN 48 on January 1, 2007 as described following:

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

     Management reviews goodwill and other intangible assets at least annually, and on an interim basis when conditions require, evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. Management uses comparable company analyses and discounted cash flow models to determine the fair value of reporting units and whether any impairment of goodwill exists. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired. Other intangible assets, which include intellectual property and customer relationships, with definite lives are amortized to expense on a straight-line basis over their respective estimated useful lives averaging approximately three years.

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

     We adopted the provisions of FIN 48 commencing January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. During the quarter ended September 30, 2007, we did not recognize any liabilities for unrecognized tax benefits. In addition, we did not record any accrual for interest or penalties related to unrecognized tax benefits. In the event that we recognize interest accrued related to unrecognized tax benefits, we will record it as interest expense. Any penalties will be recorded in general and administrative expense.

     We are subject to taxation in the United States, Canada and various local and other foreign jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for years ended December 31, 2003 through 2006 and by the Canadian Customs and Revenue Agency for years ended December 31, 2002 through 2006. Certain areas are open to audit for years ended December 31, 1999 onward.

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

     Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. A lot of the demand for financial data and market information is dependent on activity levels in the securities markets. In the event that the U.S. or international financial markets suffer a downturn which results in a prolonged decline in investor activity, our revenue levels could be materially adversely affected and our business would suffer.

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

     We have trademarks and may attempt to register others. We also have brand names, Internet domain names, website designs, programs, certain subscriber lists, and one patent application that make up our intellectual property. We also rely on contractual restrictions to protect the disclosure of the details of our proprietary technology. We are seeking patents on certain of our proprietary software and data processing applications. It is possible that third parties may copy or otherwise obtain or use our intellectual property without authorization or they may develop similar technology independently. The Internet is global and we cannot provide any assurances that obtaining trademark protection in the United States will prevent infringements on our trademarks by parties in other countries.

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

     We have a history of operating losses since inception. We currently cannot estimate if or when we will be profitable in future fiscal periods. Our acquisition of the Mobile Finance Division of TeleCommunication Systems, Inc. may increase losses in the short and medium term as integration costs and possible loss of revenue may occur. In addition, we have a limited operating history upon which an evaluation of our business and prospects can be based. We may never become profitable, which would likely cause us to go out of business and investors to lose their investment in our company.

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

     We are authorized to issue up to 75,000,000 common shares, of which 40,835,922 were issued and outstanding as of November 8, 2007. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future, which would likely reduce the value of their investment.

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

     In the aggregate, beneficial ownership of our shares by our officers, directors and management represents approximately 18.8% of issued and outstanding shares of our common stock at November 8, 2007. These shareholders, if acting together, may be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions. Shareholders with less voting power will not have control in the outcome of shareholder votes and our operations. This lack of shareholder control could prevent the shareholders from removing from any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

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

     The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On January 26, 2007, we issued 1,500,000 of our common shares to TeleCommunication Systems, Inc. at a deemed price of $0.38 per share. These common shares are restricted from resale. The issuance of the shares was exempt from registration requirements under Section 4(2) of the Securities Act, or Regulation D of the Securities Act, as a transaction by an issuer not involving a public offering. The shares are offered with piggyback registration rights. If at any time, we decide to file a registration statement under the Securities Act, other than a registration on Form S-8, we will provide the opportunity for the holder of these shares to register them for resale subject to an underwriter's clause which allows the underwriter to restrict the piggyback registration rights.

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

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)

Date: November 14, 2007	By: /s/ Marcus New
Marcus New
Chief Executive Officer

By: /s/ Susan Lovell
Susan Lovell
Chief Financial Officer