Form 10KSB
period 2007-12-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2008-04-01
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____ to ____

Commission File Number 000-23687

STOCKGROUP INFORMATION SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1379282
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 500 – 750 West Pender St., Vancouver, B.C. V6C 2T7 Canada
(Address of principal executive offices)

(604) 331-0995
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common shares, no par value
Title of Each Class:

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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

State issuer's revenues for its most recent fiscal year: $14,338,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): The aggregate market value of common equity held by non-affiliates of the registrant as of December 31, 2007 was approximately $23,323,000. The number of shares outstanding of the registrant’s common equity as of March 28, 2008 was 41,395,922.

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

STOCKGROUP INFORMATION SYSTEMS INC.
TABLE OF CONTENTS

          References in this Form 10-KSB to the “Company,” “Stockgroup,” “we,” “our,” and “us” refer to Stockgroup Information Systems Inc. and our consolidated subsidiaries, unless otherwise indicated. StockHouse, BullBoards and related logos are trademarks or registered trademarks of the Company in the U.S., Canada or other countries

Foreign Currency and Exchange Rates

All amounts in this annual report are stated in United States Dollars unless otherwise indicated. For purposes of consistency, Canadian Dollars have been converted into United States currency at the following rates:

Per 1 US Dollar
Average for 2007	C$1.08
Rate at December 31, 2007	C$0.99

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

Item 1. Description of Business

Our Company

          Stockgroup is a financial information media company. Our technology platform aggregates real-time and delayed data for stocks, mutual funds, commodities, options and ETFs, plus financial analytics, content, news and collaborative functions. Our StockHouse.com website, is an online financial portal focused on community contributed content such as message boards, blogs, and contributed articles which provides a targeted venue for advertisers. Our Stockstream suite of PC desktop and mobile phone financial information products is licensed to intermediaries such as Global brokerage firms and media publishers to offer to their customers and for their internal use.

          We are a United States and Canadian reporting public company. We were incorporated in 1994 in the state of Colorado. Our shares are quoted on the Nasdaq OTC Bulletin Board under the symbol SWEB and are listed on the TSX Venture Exchange under the symbol SWB. Our head office is in Vancouver, Canada, with regional offices in New York, Toronto and London. Our corporate website is www.stockgroup.com.

Products and Services

We generate revenue through two main product lines:

  Licencing and subscriptions of the Stockstream™ suite of desktop and mobile portfolio management and realtime financial information tools.
  Advertising on the StockHouse.com website

The majority of our revenues are recurring in nature.

Stockstream Licensing and Subscriptions

          Stockgroup aggregates realtime data for stocks, mutual funds, commodities, options and ETFs, plus financial analytics, third party and StockHouse content, news and collaborative functions. This data is presented in a suite of desktop and mobile tools, sold to clients in the media, banking, stock brokerage, financial advisor, insurance and other industries. White-labeled versions of Stockstream tools are provided to investment advisor firms to offer to the investors customers to track stocks, manage portfolios, read news, blog, and access subscribed content. The product utilizes Stockgroup's collaboration technology to enable advisors and clients to simultaneously view an online portfolio and set alerts.

          Potential clients are identified through telemarketing, tradeshows and speaking events. Relationships are developed through a direct sales force in North America and Western Europe and through channel partners. Stockstream services include:

  Stockstream Platinum: streaming real-time portfolio manager
  Real-time or delayed stock quotes on major U.S. and Canadian exchanges;
  Company Snapshot: fundamentals, chart, news and regulatory filings;
  Market Summary: daily major indices, stock market gainers, decliners, most actives;
  Mutual Funds Center: daily prices, performance and charts;
  Portfolio Management System: updating values, transaction handling, alert capabilities;
  Stockstream Mobile: real-time streaming market data and news for mobile devices.

          Economies of scale allow Stockgroup to provide a service that is efficiently delivered and customized, at substantial cost savings over the client building and managing these systems internally. From a competitive standpoint, we provide premium data products, with proprietary filters, analytics and features that are aimed at providing financial institutions with competitive advantage to improve customer retention. Our clients gain advantage in a number of ways:

  A reduction of cost and complexity by having Stockgroup use proprietary filters and analytics to aggregate and transform raw market data feeds into informative and actionable information.
  Private-labled versions of the tools enable our clients to offer a unique set of tools consistent with their brand and market differentiation.
  Through unique collaboration technologies that help financial institutions enhance advisor-client communications and increase customer retention. By encouraging their users to consolidate investment tracking in Stockstream tools, financial institutions can gain valuable customer intelligence including assets and portfolios under management at other financial institutions.

Advertising Services on the StockHouse.com web portal

          The StockHouse.com web portal and related websites and microsites provide an advertising outlet for a wide range of advertising clients such as small and large agencies, media buyers, and smaller publicly traded companies that need a cost-effective method of creating awareness of their company in the investment community. Client relationships are developed through inside sales campaigns and an outside sales force.

          StockHouse.com offers financial content aggregation from hundreds of sources, a comprehensive equities database, and the message forums Bullboards™ and StockHouse Blogs. StockHouse offers advertising agencies and media buyers access to high traffic website with a focused user demographics. We believe there will be ongoing growth in the advertising market and an increasing shift in advertisers’ use of the internet versus traditional media. Advertising services are categorized as follows:

  Display Advertising services are targeted at media agencies, and focus on standard online advertising formats such as leaderboard, big box and skyscraper placements on the StockHouse website.

  Investor Relations Advertising services are targeted at small public companies seeking promotion, and focus on high-impact press release dissemination, generating qualified investor leads, and maximizing exposure to the market via StockHouse.com and, InvestorMarketPlace.com content, and through managed email marketing campaigns.

Competition

          Stockgroup’s competitors are providers of other online portfolio management and financial content products, and financial media sites that cater to active investors. Our key competitive differentiators are the collaborative technologies that we serve through our platform, our product design strategy that adds functionality to meet the strategic needs of our clients, and user generated content from the StockHouse investor community, qualified and ranked by StockHouse’s patent pending technology StReET (“StockHouse Reputation Engine Technology”).

          The financial portal competitors to StockHouse can be categorized into major financial portals (such as Yahoo! Finance, MSN Money, CNN Money) and financial portals with user generated content (such as Motley Fool). Competitors to Stockstream include players like IDC eSignal, Prophet.Net, and Globe Investor.

We believe the landscape for financial websites is well established, with very strong barriers to entry for new participants, particularly the need for a critical mass of users in sites that generate content from the users of the community which is a key driver of building more volume of content.

Intellectual Property, Proprietary Rights and Domain Names

          We own the domain names stockhouse.com, stockhouse.ca, stockhouse.tv, stockgroup.com smallcapcenter.com, and investormarketplace.com. We believe our ownership of these domain names gives us adequate protection over them and we intend to continue to keep them in our possession.

          We issued new identifying logo marks and a tag line for StockHouse in 2007. We own or are in the process of applying for trademark registrations for “StockHouse” and/or its related logos in the United States, Canada, the United Kingdom, Australia and Hong Kong. We own trademarks for “@ The Bell” in the United States, Australia and Hong Kong. “Bullboards” is trademarked in Canada and Australia and “Investors Click Here” is trademarked in the United States. We may pursue or acquire other trademarks in the future in addition to any other common law trademark rights that we may have.

          We protect our other intellectual property through a combination of trademark laws, trade secret laws and confidentiality agreements with our employees, customers, independent contractors, agents and vendors. We pursue the registration of our domain names, trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available online. We create some of our own content and obtain the balance of our content from third parties. It is possible that we could become subject to infringement or defamation actions based upon the content obtained from these third parties. In addition, others may use this content and we may be subject to claims from our licensors.

          In January 2007, we acquired the intellectual property assets of the Mobile Finance Division (“MFD”) of TeleCommunications Systems, Inc. (“TCS”), of Owings Mills, Maryland, USA. These assets comprise trademarks and technology, relating to the TCS’s Marketstream product line, which distributes financial market data, news, and analytics, like charting and portfolio functionality, via mobile devices. We also acquired all assets and liabilities of TCS’s European operations by means of a share purchase transaction.

          In May 2007, we acquired the intellectual property assets of the Financial Data Business of Semotus Solutions, Inc. of Los Gatos, California, USA (“Semotus”). These assets comprise trademarks plus technology that allows mobile data users to schedule data delivery at selected intervals or based on triggering events, as a cost-effective alternative to realtime streaming data solutions for markets where the cost of bandwidth and streaming data is price prohibitive.

          We currently have one patent application pending in the Canadian Intellectual Property Office.

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

Regulatory Issues

          We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. We are also increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level. Due to the increasing popularity and use of the Internet, enforcement of existing laws, such as consumer protection regulations, in connection with Web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See “Risk Factors — We Face Government Regulation and Legal Uncertainties.”

Product Development

          We believe that each new product in our pipeline is developed to meet the needs to our growing corporate and individual investor client base and remains centered upon helping investors create and manage their wealth.

          In 2007, we launched numerous financial applications for our corporate clients and the beta version of a widely updated StockHouse.com website. The new version of StockHouse includes a proprietary reputation filtering system to delinate the quality of individual contributors who contribute information to our StockHouse community. We believe this is the first reputation system of its kind for user generated content in the financial markets. The new StockHouse also includes new portfolio sharing, advanced content ratings, upgraded market data tools and integrated social networking features for individual investors. In addition, we re-architected our legacy applications to the .NET platform, we created a sophisticated data model, and we integrated our wireless product offerings. During 2007, we released new versions of our Stockstream product for both StockHouse users and for enterprise customers.

          Our product development group, located in Vancouver, is responsible for the project management, design, development, quality assurance and release of product enhancements, upgrades and new products. Research and development expenses were $2,040,000 in 2007 and $684,000 in 2006.

Equipment

          We have made additional investments in servers and computer equipment required for our websites, streaming of data and hosting services. Part of this additional capacity was to satisfy growing demand for our products and services, part to power the new StockHouse.com website, and part to consolidate our worldwide wireless operations. We also provisioned a remote data center to provide redundant failover, and we have assigned additional staff towards maintenance and support of these services.

Employees

          In 2007, we added and filled key positions within our management and development teams to support the Company’s strategic growth initiatives. As of December 31, 2007, we employed 79 people on a full-time basis. None of our employees, worldwide, are subject to collective bargaining agreements. We have executive employment agreements with our executive officers as further described in Item 10. Executive Compensation, under the heading Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

Corporate Background of Stockgroup

          From 1995 to 1999 we operated a financial market information publishing business and website, aimed at public company clients. We used the funds from a public offering in the spring of 1999 to provide the foundation for the development and mass marketing of our services. In October 1999 we launched the website SmallCapCenter.com. At that time we believed that a subscription/advertising model centering around small cap content was viable. While parts of this business model did not prove to be profitable, the exercise of building SmallCapCenter and its related investment tools gave us certain experience and skills, and a suite of service products to sell commercially. SmallCapCenter.com exists to this day.

          We entered the financial software and content market late in 2000 by licensing our proprietary content and applications to clients who needed to improve their offering their financial customers and users. Our licensed content model is attractive to clients because it is a comprehensive and cost effective alternative to in-house development.

          From 2001 to 2002 we expanded our product suite to include market sector supplements and automated webpage tools such as the IntegrateIR. We already had a public company customer base, so the transition into this area was a natural extension. We acquired the website and certain related assets to run the StockHouse brand in 2004. For 2005 and 2006, we continued to grow our financial media business and in January 2007 made a significant purchase of a provider of wireless solutions provider as described below.

Business Acquisition – Mobile Finance Division of TeleCommunication Systems, Inc.

          On January 31, 2007, we closed a transaction for the purchase of the Mobile Finance Division of TeleCommunication Systems, Inc. Following is a description of the acquired business, known as MFD. We believe that having a platform for mobile delivery of our content and the StockStream product, is an important part of our strategy for growing enterprise and retail customers. We further believe that adding this capability will provide us with an additional channel of distribution to existing customers, and scalability in distributing our content.

Operations, Products and Services

          MFD acquires financial data and news from global information companies, packages it, and delivers it to selected Blackberry® phones and pagers. Non-pager services are marketed under the MarketStream™ brand. Pager subscriptions are declining as newer mobile devices become available; however, in many cases MFD pager customers convert to the newer MarketStream™ product. The customer base is in North America and Europe and is serviced primarily out of the company’s offices in Vancouver, Canada and London, UK.

          The product primarily serves wealth management, capital markets and advisory companies. These institutions or their employees purchase subscriptions, typically one year in length. Sales efforts target financial institutions with large numbers of traders and investment professionals. Increasing numbers of users use the Internet as a source of stock market information. As a result, financial content is becoming an expected standard offering for media and financial services companies. Our clients, including brokerages, banks, large news websites and traditional media outlets, are encountering competitive pressures to improve their financial content offerings. We believe that this market expansion continues to drive demand for the services provided by our mobile finance business.

® BlackBerry is the exclusive property and trademark of Research In Motion Limited. BlackBerry is registered with the U.S. Patent and Trademark Office and may be pending or registered in other countries.

          MarketStream™

          The MarketStream™ service provides global real-time streaming access to prices and volumes for stocks, foreign exchange rates, futures, commodities, fixed income products, options and ETFs, as well as news and charts. MarketStream™ offers a high degree of flexibility in both detail and display. MarketStream™ subscriptions can be purchased on an individual or multi-seat basis, and users then purchase different data feeds depending on their individual needs. We believe that the MarketStream™ product has a competitive advantage in that it is a true streaming or “real time” product versus “polling” applications which update every one to three seconds, making it a true institutional grade product.

Customers of Mobile Finance Division

          The clients of MFD are Tier I financial institutions with personnel who require real-time mobile access to financial market data. Prospects are contacted directly by the sales force from internally generated leads. In some cases new prospects are given a two week free trial, after which they decide what data they wish to receive and sign up for a subscription which can be on a monthly or annual basis.

Customers are located primarily in North America and Europe and include leading global investment banking, securities and investment management firms.

Sales and Marketing Strategy

          The strategy for MFD is to deliver the MarketStream™ product to institutional and professional customers. We intend to expand our customer base by adding the acquired mobile functionality to our platform, and then extending the platform to existing customers. Our strategy will be to provide our platform to financial services, media, and channel partners on a bulk or private labeled basis. In addition, our intention is to offer a consumer product by the middle of 2008. We further expect that wireless delivery of new products we develop including the user-generated content generated in our StockHouse community should increase demand from both the institutional and retail investment communities.

Supply Strategy

          We currently outsource the management of the MFD platform to Imperial Software Technologies of London, UK (“IST”). We also license the IST’s Delta Stream® software engine as the wireless content manager provides the user interface functionality for MarketStream™. We pay a royalty to IST® for each unit of MarketStream™ and we have a non-compete agreement for the financial services marketplace. Delta Stream® and MarketStream™ reside on servers in our Vancouver network operations center. We pay IST® a fee maintaining our servers and systems and for application support, and additional fees for any customization. A copy of the source code is in escrow, and in the event of business failure by IST, the source code will be transferred to us.

® Delta Stream is the exclusive property and a registered trademark of IST.

Acquisition of Semotus Solutions Inc.

          On May 8, 2007, we entered into a purchase agreement with Semotus Solutions Inc. (“Semotus”), whereby we agreed to acquire the financial information services assets of Semotus, a Los Gatos, California based provider of mobile enterprise software solutions. We agreed to pay Semotus up to $350,000.00. The purchase price of $150,000 was paid on closing of the transaction. The remainder is payable at a rate of 30% of monthly gross revenues earned from customer contracts purchased from Semotus until an additional $200,000 is paid or within two years whichever occurs first. If the gross revenues fall below 25% of prior revenue within the first nine months post close, the amount payable monthly will decrease to 15% of monthly gross revenues. Furthermore, should monthly gross revenues fall below $15,000 per month at any time; the purchase price will be deemed paid in full. As of December 31, 2007 the outstanding payable was $137,000 which we expect will be fully paid within the two year period.

          The Semotus software targets the individual investor, by employing a polling technology that allows users to schedule data delivery at selected intervals or based on triggering events. We believe the polling technology is a cost-effective alternative to streaming market data solutions in markets where the cost of bandwidth and streaming data is price prohibitive.

          In connection with the asset purchase, Semotus will provide Stockgroup with certain transition services subject to the conditions of a signed Transition Services Agreement. Some of these services include, human resources, information technology, accounting and legal services.

Available Information

          Our corporate website is Stockgroup.com. We are subject to the information and periodic reporting requirements of the Securities Act of 1934, as amended (the “Exchange Act”) and, as such, we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). We are an electronic filer. We make available, free of charge, on our investor relations website under “Regulatory Filings” our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Alternatively, contact our Investor Relations department in writing for a hardcopy of our Form 10-KSB.

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

          In addition, being listed on the TSX Venture Exchange (“TSX-V”), we are subject to periodic reporting requirements set forth by the Ontario Securities Commission, which are substantially similar to those of the SEC. Such filings are available on our website and are also available on the Canadian Securities Administrators website, www.sedar.com.

          We are not required to deliver an annual report to our stockholders but will upon request will provide one.

Item 2. Description of Property

          We do not own any real property or any rights to acquire any real property. Our head office is located at Suite 500 – 750 West Pender St., Vancouver, B.C. V6C 2T7 Canada. Our corporate offices are composed of one floor of leased space located in the center of Vancouver’s business community. We also lease premises in Toronto and New York. In addition, as the result of our January 2007 acquisition of MFD, we assumed office space leases in Owings Mills, Maryland and London, United Kingdom.

The following is a summary of our lease commitments:

Location	Term	Square Feet	Monthly Commitment
			(in thousands of Dollars)
Vancouver, B.C.	5 years	9,475	$ 30,000
Toronto, Ont.	4	2,050	$ 5,000
New York, NY	1	3,000	$ 5,000
Owings Mills, MD	1	750	$ 2,000
London, UK	1	5,000	$ 25,000

Item 3. Legal Proceedings

          We were the plaintiff in a lawsuit filed in the Ontario Supreme Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which we sought to recover approximately C$471,000 from the defendant. The defendant was our vendor and the amount we seek consists of unused advertising credits which we prepaid in 1999. Subsequent to December 31, 2007, the case has been resolved by a negotiated settlement in which the defendant has paid C$340,000 to the Company.

          We are the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The plaintiff, a former employee of the Company, is seeking damages, interest and costs in the order of C$225,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia in a trial beginning on December 3, 2007 and ending on December 7, 2007. We are currently awaiting the judgment of the Court. We have recorded a reserve of C$31,000 as the Company's reasonable estimate of its liability relating to this matter.

However, the final settlement or adjudication of this matter could possibly be less than or could materially exceed the reserve accrued by the Company.

          We are the plaintiff in a lawsuit filed in the Commercial & Equity Division of the County Court of Victoria in Melbourne, Australia against The Eight Black Partnership Pty, in which we seek to recover approximately $346,000 from the defendant. The defendant was a reseller of our MarketStream service in Australia and the amount we seek consists of unpaid MarketStream subscription fees from July 2006 to May 2007, plus interest. The case is currently pending final resolution and there is uncertainty as to what value, if any, will be derived if we win the lawsuit. No provision has been made for recovery of these credits in the financial statements in any year.

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

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

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

	Price per Common Share		Price per Common Share
	on Nasdaq OTCBB		on TSX-V
	High	Low	High	Low
2007:
Fourth Quarter	$ 1.10	$ 0.51	C$ 1.05	C$ 0.47
Third Quarter	$ 1.29	$ 0.80	C$ 1.35	C$ 0.89
Second Quarter	$ 1.45	$ 0.90	C$ 1.68	C$ 0.99
First Quarter	$ 1.18	$ 0.38	C$ 1.32	C$ 0.41
2006:
Fourth Quarter	$ 0.47	$ 0.31	C$ 0.58	C$ 0.35
Third Quarter	$ 0.45	$ 0.30	C$ 0.50	C$ 0.34
Second Quarter	$ 0.49	$ 0.34	C$ 0.56	C$ 0.39
First Quarter	$ 0.37	$ 0.27	C$ 0.42	C$ 0.31

Holders

          As of December 31, 2007, there were 40,916,921 common shares of no par value issued. As of December 31, 2007, there were 96 holders of record, which does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

          We have not declared nor distributed any cash dividends on our common shares. We do not anticipate paying any cash dividends on our commons shares in the foreseeable future.

Issuer Purchases of Equity Securities

          Our stock repurchase program expired in May 2006. Before this time, during 2006, we repurchased 100,000 common shares of our stock, at prices ranging from $0.26 to $0.27 per share, for an aggregate cost of $27,000.

Recent Sales of Unregistered Securities

          On May 15, 2007, the Company completed a private financing led by Jennings Capital Inc. and including Cormark Securities Inc. (the “Underwriters”), and issued, on a ‘bought deal’ basis, 3,333,334 shares of common stock at C$1.50 ($1.36) per share for total gross proceeds of C$5,000,000 million ($4,534,000). The Company paid underwriter fees of 6% of the gross proceeds of the financing and issued 200,000 warrants to the agents equal to 6% of the common shares issued in the financing. Each warrant entitles the agents to acquire one common share pursuant to the warrant at a price of C$1.50 per share at any time before May 16, 2008.

The proceeds of the offering are being used for acquisitions and general working capital. 333,334 of the shares were issued to subscribers pursuant to Regulation S of the Securities Act of 1933 on the basis that they represented to the Company that they were not “US Persons” as such term is defined in Regulation S. 3,000,000 of the shares were issued to accredited investors resident in the US pursuant to Regulation D of the Securities Act of 1933. The certificates issued in connection with the offering include legends required under applicable securities laws and exchange requirements and are restricted from resale without an effective prospectus or exemption. The proceeds of the private placement were used for acquisitions and general working capital. In connection with the offering, we agreed to file a registration statement with respect to the resale of shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 40 days after the final closing date. We filed a registration statement on Form SB-2 with the SEC registering the resale of all the securities issued in the offering on June 18, 2007. The registration statement was declared effective on June 29, 2007 (SEC File No. 333-143780).

          On January 26, 2007, we issued 1,500,000 of our common shares to TeleCommunication Systems, Inc.. These common shares are restricted from resale. The issuance of the shares was exempt from registration requirements under Section 4(2) of the Securities Act, or Regulation D of the Securities Act, as a transaction by an issuer not involving a public offering. The shares are offered with piggyback registration rights. If at any time, we decide to file a registration statement under the Securities Act, other than a registration on Form S-8, we will provide the opportunity for the holder of these shares to register them for resale.

Securities Authorized for Issuance under Equity Compensation Plans

The Company grants stock options pursuant to shareholder approved stock option plans. The Company’s 1999, 2000, 2001, 2002, 2003 and 2007 Stock Option Plans (collectively the “Plans”) authorize a total of 8,520,600 common shares for issuance. The Plans entitle employees, non-employee directors, and consultants to purchase common shares of the Company on the exercise of stock options. Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve if they were granted under the 2003 Stock Option Plan.

The Company ceased granting of stock options under its 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Stock options outstanding to purchase common shares under these plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants. In June 2007 we adopted the 2007 Stock Option Plan, which authorizes the issuance of a maximum of 3,300,000 shares of our common stock granted to directors, officers, employees, consultants or advisors of our Company or any of our parents, subsidiaries or any other entity in which we, our parent or subsidiary hold a substantial ownership interest. All of the shares issuable under the 2007 Stock Option Plan have been registered under a registration statement on Form S-8 filed with the SEC on June 14, 2007 (SEC File No. 333-143763). A total of 3,300,000 shares of common stock of Stockgroup were registered in connection with our 2003 Stock Option Plan by a registration statement on Form S-8 filed on April 15, 2004 (SEC File No. 333-114481). In April 2004, our Board of Directors approved the amendment of the

2003 Stock Option Plan to decrease the minimum vesting period from two years to one year and to increase the maximum percentage of options that may vest in any given financial quarter from 12.5% to 25%.

In 2007, 732,175 options were exercised for proceeds of $182,000. In 2006, 761,400 options were exercised for proceeds of $190,000. Subsequent to December 31, 2007, an additional 650,000 options have been granted under the 2007 Option Plan at an average exercise price of $0.58.

          The following table provides information as of December 31, 2007 with respect to our common shares that may be issued under our existing Stock Option Plans upon the exercise of stock options by our employees, consultants and members of our Board of Directors under all of our existing equity compensation plans, all of which have been approved by our shareholders.

Weighted-average
	Number of securities to be	exercise price of
	issued upon exercise of	outstanding options,	Number of securities
	outstanding options,	warrants and rights	remaining available
	warrants and rights	(USD)	for future issuance
Equity compensation plans
approved by security holders	3,861,375	$0.64	2,931,775

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

Overview

          Our Business

          Our services can be separated into two categories: (i) Licensing and Subscription ; and (ii). Advertising Services. The basic commonalities between the two categories are that all of our services relate to the financial markets and all are currently delivered over the Internet or mobile devices.

          Much of our sales are driven by popular interest in the stock markets. Advertising services are in greater demand when there is greater overall demand for online advertising across all industries. Our licensing and subscription services are driven by our clients’ customers’ demand for market information. Our audience levels on our StockHouse websites are closely correlated with the popularity of the stock market. We believe that greater audience levels on our StockHouse websites will translate into larger revenues over the long term.

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

          We also receive financial information from suppliers over the Internet and deliver it to mobile devices. Adoption of mobile and smart phones continue to grow at a significant pace as investors and investment professionals use mobile devices to stay connected to the market when they are away from their desktops. We believe that this market expansion continues to drive demand for the services provided by this mobile finance business.

          On January 31, 2007, we closed a transaction to purchase of a division of TeleCommunication Systems, Inc., known as the Mobile Finance Division. The acquired business specializes in the sale of a wireless service delivering financial market data, news, and limited analytics like charting and portfolio functionality. The acquired business is described above in Item 1. Business, under the heading “Business Acquisition – Mobile Finance Division of TeleCommunication Systems, Inc.” The following discussion includes financial results of the acquired business.

Results of Operations as a Percentage of Revenue

	Years Ended
	December 31,
	2007		2006
REVENUES
Licencing and Subscriptions	72%		52%
Advertising Services	28%		48%
Revenues	100%		100%

OPERATING COSTS AND EXPENSES (1)
Cost of revenues (exclusive of amortization)	42%		29%
Sales and marketing	34%		39%
Research and development	14%		9%
General and administrative	43%		34%
Amortization of intangible assets	4%		– %

Total operating costs and expenses	137%		111%

Loss from operations	(37%	)	(11%	)

Interest income (expense)	1%		1%
Other income (expense)	(36%	)	(10%	)

Loss before income taxes	(36%	)	(10%	)
Provision for income taxes	– %		– %

Net loss and comprehensive loss	(36%	)	(10%	)

(1)

Total operating costs and expenses for the year ended December 31, 2007 includes stock-based compensation calculated in accordance with FAS 123R, of $216,000 or 2% of total revenues. We recorded $121,000 of stock- based compensation for the year ended December 31, 2006.

Results of Operations

(in thousands of Dollars)	Years Ended December
	2007	2006	Change $	Change %
Licensing and Subscriptions	10,170	4,001	6,169	154%
Advertising Services	$3,978	$3,765	$213	6%
Total revenues	$14,148	$7,766	$6,382	82%

          Our revenues are derived from customers located in North America and Europe.

Licensing and Subscription

          Licensing and subscriptions revenues increased by 154% in 2007 from 2006, and represented 72% of total revenues in 2007 compared to 45% in 2006. This increase is primarily attributable to our acquisition of MFD and of Semotus’ assets. We have continued to sign new agreements to sell our Stockstream products to our institutional customers, renew existing agreements and to continue to add services for our new and existing clients.

Advertising Services

          Advertising Services revenues include advertising on our StockHouse websites and related properties. The StockHouse brand name and the functionality of StockHouse.com and StockHouse.ca websites, including our StockHouse Blogs, provide us with a link to the investment community. The StockHouse website allows us to provide a range of advertising services for our clients where they gain exposure to an affluent group of consumers. We believe that there continues to be an increased market size for online advertising in general and that there is a greater demand among companies for highly targeted advertising to the investment community, which has enabled us to extract greater returns for our advertising inventory over time.

          Advertising revenues decreased by 6% in 2007 from 2006, and represented 28% of total revenues in 2007 compared to 55% in 2006. We provide online advertising services to a wide range of companies. Revenues are dependent on the stock market and can fluctuate from period to period depending on the nature of services sold, including the mix of customers purchasing advertising and the amount of advertising purchased by customers. This revenue category was not impacted by our acquisition of MFD and Semotus.

Seasonality

          We traditionally see a slowdown in the first and third quarter of each year in advertising revenues due to weaker advertising spend after the year-end holiday period and lower activity in the financial markets during the summer.

Operating Costs and Expenses

(in thousands of Dollars)	Years Ended December 31,
				Change
	2007	2006	Change $	%
Cost of revenues
(exclusive of amortization)	$5,986	$2,259	$3,727	165%
Sales and marketing	4,869	3,041	1,828	60%
Research and development	1,925	684	1,241	181%
General and administrative	6,100	2,621	3,479	133%
Amortization of intangible assets	505	–	505	100%
Total operating costs and expenses	$19,385	$8,605	$10,780	125%

          Total operating costs and expenses increased by 125% in 2007 from 2006, and increased to 137% of total revenues in 2007 from 111% in 2006. The majority of the increase is attributable to the operational costs associated with our mobile finance operations and investment in new product development. Although we expect that total operating expenses will continue to increase as we expand our business, continue to integrate the mobile finance operations into our historical operations, and expand our product line, there was a decrease in research and development costs in the fourth quarter of 2007 attributable to the completion of our redesigned website, StockHouse.com. We expect Research and Development costs to be lower in 2008.

Cost of revenues

          Our cost of revenues includes costs associated with bandwidth, data feeds and exchange fees and other direct product costs. Total cost of revenues increased by 165% in 2007 from 2006, and increased to 42% of total revenues in 2007 from 29% in 2006. Bandwidth costs increased 133%; and data feeds and exchange fees increased by 162% in 2007 over 2006.

          The majority of the increase is attributable to the costs for data feeds and airtime associated with the acquisition of MFD. The costs associated with providing streaming data to customers are very similar to those of our historical business. Late in 2007 we achieved some cost savings as the result of negotiation with suppliers to reduce these costs, although the overall costs for 2007 increased as the result of the acquisition and our inability to reduce duplicated fees as quickly as we anticipated.

          We anticipate that bandwidth costs will increase in 2008 to support growing demand. Generally, bandwidth costs are correlated with changes in our traffic levels of StockHouse and the number of customers to which we license our platform. Increased traffic, as we experienced in 2007 over 2006, results in expanded bandwidth requirements and additional costs.

          Costs associated with providing data feeds and exchange fees to our customers have increased year over year as data feed providers, including vendors and stock exchanges, have required purchasers of data to remit new user fees and older data contracts have more expensive fees. The number of clients to which we provide data has increased in 2007 resulting in additional costs. We expect that data feed and exchange fees will increase as our customer base and their data requirements increase.

Sales and Marketing

          Sales and marketing expenses increased by 60% in 2007 from 2006, but decreased to 34% of total revenues in 2007 from 39% in 2006. The acquisition of MFD resulted in additional sales personnel in Maryland, New York and Europe, and the costs associated with those individuals. The year over year decrease of sales and marketing revenues as a percentage of total revenues is primarily attributable to a lower cost for sales and marketing of our acquired business and achieving an increase of revenues with some costs being fixed.

Research and Development

Research and development expenses increased by 181% in 2007 from 2006, and increased to 14% of total revenues in 2007 from 9% in 2006. In 2007, the majority of our development efforts related to preparation for the launch of the new StockHouse.com website in the fourth quarter of 2007, the majority of the increase results from the addition of external consultants and 12 full time employees to the research and development and quality assurance teams in the first quarter of the year. In 2006, the majority of our development efforts related to the next generation of our portfolio management solution, StockStream, which we launched at the end of 2006. In addition, we commenced development work related to the configuration of our new primary data feed, which we anticipate will improve the quality of our data while reducing costs. For both 2007 and 2006, our activities also included adding functionality to our suite of products. Stock-based compensation attributable to research and development employees was $29,000 in 2007 and $9,000 in 2006.

General and Administrative

General and administrative expenses increased by 133% in 2007 from 2006, and increased to 43% of total revenues in 2007 from 34% in 2006.

The majority of costs are associated with payroll and the payment of consultants. Stock-based compensation expense was $146,000 for 2007 and $70,000 for 2006. In addition, costs associated with travel and promotion of our business, and the acquisition of MFD increased during the year.

Amortization of property and equipment, a non-cash item, increased to $446,000 for the year ended December 31, 2007 from $217,000 for the year ended December 31, 2006. The majority of the increase in amortization expense is attributable to the addition of assets associated with the expansion of operations in our Vancouver offices.

Offsetting these increased expenses were $146,000 of foreign exchange gains in 2007, compared with $24,000 of foreign exchange gains in 2006. The private placement financing received in May 2007 in Canadian dollars was converted into US dollars during the third quarter, with minimal impact.

Amortization of intangible assets

Amortization of intangible assets is associated with our purchase of MFD and the Semotus assets.

Interest and other income (expense)

	Years Ended
(in thousands of Dollars)	December 31,
	2007	2006	Change $	Change %
Interest income	$180	$66	$114	173%
Interest expense	(83)	(22)	(61)	277%
Other income	10	8	2	25%
Total interest and other income (expense)	$107	$52	$55	106%

We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The funds received in May 2007 from the private placement resulted in a higher balance in our term deposits than at December 31, 2006. The majority of interest expense represents interest charged on capital lease obligations. The increase is indicative of capital lease obligations, most of which were added in the second quarter of 2007. Other income is non-recurring.

Liquidity and Capital Resources

          Cash and cash equivalents totaled $2,821,000 at December 31, 2007, an increase of $808,000 from December 31, 2006.

	Years Ended
(in thousands of Dollars)	December 31
	2007	2006
Cash used in operating activities	$(2,435)	$(290)
Cash used in investing activities	(910)	(156)
Cash provided by financing activities	4,153	402
Net increase (decrease) in cash and cash equivalents	$808	$(44)

          Historically, our principal source of liquidity has been our operating cash flow, revenues collected in advance, financings and the extension in timing of the payment of our liabilities. In 2007, we closed a restricted non-brokered private placement which contributed $4,129,000 to our cash and cash equivalents balance.

Operating Activities. During 2007, we used more cash than we generated from operations primarily resulting from our increased net loss in 2007. Decreases in accounts receivable, and prepaid and other assets generated $174,000 in cash and we conserved $1,392,000 in cash due to payment timing of accounts payable and increased accrued liabilities.

          The net increase in accounts receivable during 2007 was primarily due to higher revenue during the fourth quarter of 2007 which had not been collected at year end. Our advertising services revenues generally take over 60 days to collect as our channel partners remit payment only after they receive payment. Days sales outstanding for December 31, 2007 were 49 days, an increase from 41 days at December 31, 2006.

Investing Activities. Net cash of $910,000 used in 2007 was the result of $324,000 of capital asset purchases, primarily related to computer equipment, $348,000 of acquisition costs paid related to our acquisition of MFD and $238,000 of the purchase price and acquisition costs for the Semotus assets.

          Net cash of $156,000 used in 2006, was the result of capital asset purchases in the period, primarily related to computer software and hardware. In addition, we entered into four capital lease agreements in 2006 for computer equipment, primarily network servers for approximately $192,000. The cash impact of the repayment of these leases is recorded as a financing activity.

Financing Activities. Net cash provided by financing activities of $4,153,000 in 2007, was the result of proceeds, net of cash costs, of $4,129,000 from a private placement, and cash received on the exercise of stock options of $182,000; partially offset by repayment of capital lease obligations of $158,000.

          Net cash provided by financing activities of $402,000 in 2006, was the result of net cash of $343,000 from a restricted non-brokered private placement which closed on September 26, 2006 and cash received on the exercise of stock options of $189,000, offset by cash paid to repurchase common stock of $27,000 and cash paid on the repayment of capital lease obligations of $103,000.

Future Liquidity Requirements

          Changes in the demand for our products and services, and those of our recently acquired business, could impact our operating cash flow. We believe that our cash and cash equivalents will be sufficient to meet our consolidated requirements for the next 12 months, including, but not limited to, working capital, capital expenditures, contractual cash commitments, and the costs associated with the integration of MFD into our business. There is a risk that our current cash and cash equivalents may not be adequate for our long term needs, in which case we would most likely choose to raise additional financing through the issuance of equity or debt securities. We can give no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements, or even if we can raise additional capital, that we can do so on terms that are commercially reasonable. We do not expect to declare or pay any cash dividends in the foreseeable future.

          On May 8, 2007, we closed an acquisition for the purchase of certain intangible assets from Semotus Solutions Inc. In consideration for these assets, we paid $150,000 of the purchase price on May 9, 2007. The remainder is payable at a rate of 30% of monthly gross revenues earned from customer contracts purchased from Semotus until an additional $200,000 is paid or within two years whichever occurs first. If the gross revenues fall below 25% of prior revenue within the first nine months post close, the amount payable monthly will decrease to 15% of monthly gross revenues. Furthermore, should monthly gross revenues fall below $15,000 per month at any time; the purchase price will be deemed paid in full. As of December 31, 2007 the outstanding payable was $137,000 which we expect will be fully paid within the two year period.

Contractual Obligations

          Our cash flow from operations is dependent on a number of factors, including fluctuations in operating results, accounts receivable collections and the timing of other payments. The impact of contractual obligations on our liquidity and capital resources should be analyzed in conjunction with such factors. The following table summarizes our contractual obligations as of December 31, 2007.

(in thousands of Dollars)		Payments Due by Period
					More
		Within 1		4 – 5	Than 5
	Total	Year	2 – 3 Years	Years	Years
Operating leases	$1,948	$532	$637	$690	$89
Capital leases	256	190	66	-	-
Data provider commitment	1,387	532	821	34	-
Total contractual cash
obligations	$3,591	$1,254	$1,524	$724	$89

          Our contractual obligations have not changed materially from those presented as of December 31, 2006, except for the addition of approximately $164,000 in operating lease commitments in 2008 for office space in Maryland and London which we assumed as part of our acquisition of MFD.

          The Company has capital lease obligations for servers and computer equipment required for our web sites, streaming data and hosting services. The total commitment for 2008 is $190,000 and $66,000 for 2009.

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

          We regularly enter into service level agreements with clients, under which we guarantee consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and are not generally limited in amount, so it is not possible to express the amount at risk in dollars. Historically, we have not been required to make significant payments on account of these obligations and accordingly, we have not recorded any liability for obligations of this nature on our balance sheet as of December 31, 2007 and December 31, 2006. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.

Off-Balance Sheet Arrangements

          We did not have any off-balance sheet arrangements as of December 31, 2007 or December 31, 2006.

Critical Accounting Policies

          Our discussion and analysis of our financial position is based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable based on the information available to us at the time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily identifiable from other sources. Actual results may vary from these estimates.

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

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Stock-based Compensation
  Business Combinations
  Goodwill and other intangible assets
  Foreign Currency
  Accounting for Income Taxes

Revenue Recognition. Our revenues are generated from our Licensing and Subscription and our Advertising Services . Licensing and Subscription services consist of managing, licensing, and delivering financial market information and are generally sold under service agreements, which are typically for 24-month terms. These services include subscriber fees for the StockStream and MarketStream products. Advertising Services consists of client advertising on our investment-oriented websites, e-mail services, sponsorships, and other internet advertising services. These services are sold either individually or bundled together into comprehensive programs and the revenues are recognized pro-rata as the services are delivered over the term of the contract.

          While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we have certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable) that may include set up fees, implementation and content integration. These non-standard contracts may require additional interpretation or judgment. In order to determine the appropriate accounting for the recognition of revenues we interpret: (i) if an arrangement exists; (ii) how the arrangement consideration should be allocated among potential multiple elements; (iii) when to recognize revenue on the deliverables based on when delivery has occurred; (iv) if the fee is fixed or determinable; and (v) whether we believe collectability is reasonably assured at the time of recognition based on our evaluation of creditworthiness of our customers.

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

          Many of our Licensing and Subscription revenue contracts contain service level agreements which specify minimum service standards and remedies, such as billing reductions, for deficiency of service. In the case of an interruption of service, we make estimates as the amount of revenue which will require reversal, if any, based specifically on requests from our customers to compensate them for the service level deficiency.

          Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition. Payments received in advance of services provided, including deposits, are recorded as deferred revenue.

          Prior to 2007 the Company classified all revenue generated by the StockHouse.com website as advertising revenue. During 2007, management reviewed this practice and decided that revenue should be classified more accurately by product line. Revenue of $233,000 resulting from the sale of Stockstream subscriptions through the StockHouse.com website, previously classified as advertising revenue in 2006, has been reclassified to licensing and subscriptions revenue in the comparative financial statements.

Allowance for Doubtful Accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of accounts receivable when we have estimated that collection is doubtful. We make provisions based upon a specific review of all outstanding invoices over 90 days. Provisions are generally made for all accounts over 90 days, with exceptions made based on the nature of the client, or where special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if we have reasonable belief that the collection of the account is doubtful.

Contingencies and Litigation We evaluate contingent liabilities, including threatened or pending litigation; costs associated the purchase of trade-marked and copy-written data; and other matters in accordance with FAS No. 5, “Accounting for Contingencies”. We assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses. We record reserves accordingly based on the information we have available at the time of assessment. We currently have a reserve for potential costs attributable to data feed costs. The advancement in technologies and increased sophistication of systems is resulting in increased scrutiny of data and costs. While we attempt to stay current with all vendors, a change in this estimate may impact cost of revenues. The amounts of the estimated reserve, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

Stock-Based Compensation. During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. We began accounting for stock options under the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating share price volatility and expected life. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We adopted FAS 123R using the modified-prospective method.

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

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting and disclosure for uncertainty in tax positions, as defined. We adopted the provisions of FIN 48 on January 1, 2007. The Company did not have any material uncertain tax positions upon adoption. As a result, there were no adjustments to our opening balance of accumulated deficit. We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, at December 31, 2007, the Company had no material unrecognized tax benefits.

          Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2007, we have not recorded or realized any material interest or penalties with respect to income taxes.

          We are subject to federal and state taxation in the United States as well as other foreign jurisdictions. Our major tax jurisdictions, as defined, are reflected below. As at December 31, 2007, income tax returns, whether filed or not, pertaining to taxation years that remain open to examination by major jurisdictions are as follows:

United States	2004 – 2007
Canada	2003 – 2007
United Kingdom	2005 – 2007
Spain	2003 – 2007
Netherlands	2002 – 2007

          We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Recent pronouncements

          In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, (“FAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to us beginning in the first quarter of 2008. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.

          In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to us beginning in the first quarter of 2008. We are currently evaluating the impact of FAS 159 on our consolidated financial statements.

          In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations”. FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is applicable to us beginning in the first quarter of 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on our consolidated financial statements

          In March 2008, the FASB issued FAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133" (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities will now be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under FAS 133, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008 and is applicable to us beginning in the first quarter of 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 161 on our consolidated financial statements

Risk Factors Affecting Our Business

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

          We have a history of operating losses in the past years. We currently cannot estimate if we will be profitable in fiscal 2008 or future fiscal periods. Our acquisition of the Mobile Finance Division of TeleCommunication Systems, Inc. has increased losses in the short and medium term as integration costs and possible loss of revenue may occur. In addition, we have limited operating history upon which an evaluation of our current business and prospects can be based.

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

We face government regulation and legal uncertainties

          The growth and development of the market for Internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, new laws and regulations may be introduced and modifications to existing laws may be enacted that require us to make changes to our business practices. Although we believe that our practices are in compliance with applicable laws, regulations and policies, if we were required to defend our practices against investigations of state or federal agencies or if our practices were deemed to be violating applicable laws, regulations or policies, we could be penalized and our activities enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for our services, lessen our ability to effectively market our services, or otherwise materially adversely affect our business, financial condition and results of operations.

          Our ability to comply with all applicable securities laws and rules is largely dependent on our establishment and maintenance of appropriate compliance systems (including proper supervisory procedures and books and records requirements), as well as our ability to attract and retain qualified compliance personnel.

        Because we operate in an industry subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules could have a material adverse effect on our business, results of operations and financial condition.

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

          Our wireless service is a live streaming service which uses continued bandwidth and wireless usage charges. In the event that some wireless providers do not provide unlimited data at a flat rate, this may limit our market acceptance of our product due to the cost of data service when used on a sustained basis. Some wireless providers who do offer flat rates do not allow the continuous data stream functionality on Blackberry® devices to be activated which may limit our sales.

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

          In 2007, customers, primarily in North America, Europe and Australia purchased our products and in 2008 customers in North America, Europe and Australia will purchase our products. In addition, a portion of the revenue historically generated by our company has typically been generated outside the United States. We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

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

          Through the purchase of MFD, as described in Item 1. Business, we acquired their legacy business of providing financial information to pager devices. Pagers represent the majority of the revenue of the company at acquisition. Most customers have been with the company for years but are changing to other types of wireless devices. The company has seen a rapid loss of subscribers for its pager service and there can be no assurance that the Company can convert the subscribers to its Marketstream wireless offering. In addition, telecommunication companies are shutting down their pager networks and rendering the service inoperable. If this occurs in countries we operate in, we would be unable to service our pager customers.

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

Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting and our management is required to assess and issue a report concerning our internal control over financial reporting. Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting.

          As described in “Part 8 — Item 8A. Controls and Procedures” of this report, our Chief Executive Officer and Chief Financial Officer concluded as discussed below, that a material weakness existed in our control over financial reporting as of December 31, 2007, and as a result, that our disclosure controls and procedures were not effective.

          Management has evaluated its key financial processes to assess risk of material weaknesses. The Company has identified several significant deficiencies in the operation of internal controls over financial reporting within the MFD entities and assets acquired on January 31, 2007. When considered in the aggregate, management believes that these constitute a material weakness within its internal control framework relating to the Company’s financial reporting process.

          We have taken and are taking actions to remediate this material weakness. In addition, management has developed and presented to the Audit Committee a plan and timetable for the implementation of remediation measures (to the extent not already implemented), and the Audit Committee intends to monitor such implementation. We believe that these actions will remediate the significant control deficiencies we have identified and strengthen our internal control over financial reporting.

          Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

The Wireless Industry is Experiencing Rapid Technological Change, and We May Lose Customers If We Fail to Keep Up With These Changes.

          The wireless communications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. The cost of implementing or competing against future technological innovations may be prohibitive to us, and we may lose customers if we fail to keep up with these changes.

The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business.

          We believe our success depends heavily on the contributions of our employees and on attracting, motivating and retaining our officers and other management and technical personnel. We do not, however, generally provide employment contracts to our employees. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.

Risks Related to Ownership of Our Common Stock

We are significantly influenced by our officers, directors and entities affiliated with them.

          In the aggregate, beneficial ownership of our shares by our officers, directors and management represents approximately 16% of issued and outstanding shares of our common stock at March 28, 2008. These shareholders, if acting together, will be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

          As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At March 28, 2008, there were 41,395,000 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of
Stockgroup Information Systems Inc.

          We have audited the accompanying consolidated balance sheets of Stockgroup Information Systems Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, effective January 1, 2006 and Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Vancouver, Canada
March 31, 2008

Stockgroup Information Systems Inc.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except number of common shares)

	As at December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents (note 1)	$2,821	$2,013
Accounts receivable (net of allowance of $456 and $98)	1,906	814
Prepaid and other current assets (note 2)	752	186
TOTAL CURRENT ASSETS	5,479	3,013
Property and equipment, net (note 4)	703	447
Goodwill (note 2)	99	–
Intangible assets, net (notes 2 and 3)	1,530	–
TOTAL ASSETS	$7,811	$3,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 4)	$1,818	$426
Accrued liabilities (note 4)	2,824	649
Deferred revenues	1,341	810
Capital lease obligations	190	130
TOTAL CURRENT LIABILITIES	6,173	2,015
Long-term capital lease obligations	66	97
Long term payable (note 3)	41	–
Long-term deferred revenues	15	65
TOTAL LIABILITIES	6,295	2177

Shareholders’ Equity
Common stock, no par value:
authorized 75,000,000 shares
issued and outstanding 40,916,921 and 35,350,413 shares	18,902	13,793
Additional paid-in capital	3,652	3,394
Accumulated deficit	(21,038)	(15,904)
TOTAL SHAREHOLDERS’ EQUITY	1,516	1,283
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,811	$3,460

Commitments and contingencies (note 9)
Guarantees (note 10)

The accompanying notes are an integral part of these consolidated financial statements

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. Dollars, except per share data)

	For the years ended December 31,
	2007	2006
REVENUES
Licensing and subscriptions	10,170	4,001
Advertising services	$3,978	$3,765
TOTAL REVENUES	14,148	7,766
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	5,986	2,259
Sales and marketing	4,869	3,041
Research and development	1,925	684
General and administrative	6,100	2,621
Amortization of intangible assets (notes 2 and 3)	505	-
TOTAL OPERATING EXPENSES	19,385	8,605

Loss from operations	(5,237)	(839)
Interest and other expense (income), net	(107)	(52)
Loss before income taxes	(5,130)	(787)
Provision for income taxes (note 8)	4	4
Net loss and comprehensive loss	$(5,134)	$(791)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.02)

Common shares used in computing basic and diluted net loss
per share (thousands)	39,264	33,910

The accompanying notes are an integral part of these consolidated financial statements

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Expressed in thousands)

			Additional		Total
	Common	Common	paid-in	Accumulated	Shareholders’
	stock	stock	capital	deficit	Equity
	# of shares	$	$	$	$

Balance at December 31, 2005	33,522	13,359	3,202	(15,113)	1,448
Issuance of common shares
pursuant to exercise of employee
stock options	761	200	(10)	-	190
Repurchase of common shares	(100)	(40)	12	-	(28)
Private placement transaction –
common shares and warrants	1,167	274	69	-	343
Stock based compensation	-	-	121	-	121
Net loss and comprehensive loss	-	-	-	(791)	(791)
Balance at December 31, 2006	35,350	13,793	3,394	(15,904)	1,283
Issuance of common shares
pursuant to exercise of employee
stock options	734	236	(54)	-	182
Private placement transaction –
common shares and warrants	3,333	4,033	96	-	4,129
Issuance of common shares
pursuant to business acquisition	1,500	840	-	-	840
Stock based compensation	-	-	216	-	216
Net loss and comprehensive loss	-	-	-	(5,134)	(5,134)
Balance at December 31, 2007	40,917	18,902	3,652	(21,038)	1,516

The accompanying notes are an integral part of these consolidated financial statements

Stockgroup Information Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

	For the years ended December 31,
	2007	2006
Operating activities:
Net loss	$(5,134)	$(791)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of property and equipment	446	217
Amortization of intangible assets	505	–
Stock-based compensation	216	121
Changes in operating assets and liabilities:
Accounts receivable	137	(54)
Prepaid and other current assets	37	(52)
Accounts payable	512	16
Accrued liabilities	880	124
Deferred revenues	(34)	129
CASH USED IN OPERATING ACTIVITIES	(2,435)	(290)

Investing activities:
Purchases of property and equipment	(324)	(156)
Acquisition of Mobile Finance Division	(348)	–
Acquisition of Semotus assets	(238)	–
CASH USED IN INVESTING ACTIVITIES	(910)	(156)

Financing activities:
Proceeds on exercise of stock options	182	189
Repurchase of common shares	-	(27)
Proceeds on private placements, net of costs	4,129	343
Repayment of capital lease obligations	(158)	(103)
CASH PROVIDED BY FINANCING ACTIVITIES	4,153	402

Net increase (decrease) in cash and cash equivalents	808	(44)
Cash and cash equivalents, beginning of the year	2,013	2,057
Cash and cash equivalents, end of the year	$2,821	$2,013

Supplemental Cash Flow Information
Interest paid	18	24
Taxes paid	2	14
Assets acquired through capital lease transactions	181	192
Value of warrants issued in connection with private placement	96	94
Value of shares issued for acquisition of Mobile Finance
Division	840	–

The accompanying notes are an integral part of these consolidated financial statements

Stockgroup Information Systems Inc.
Notes to Consolidated Financial Statements
December 31, 2007

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

Foreign Currency

          The reporting and functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date; non monetary assets denominated in foreign currencies are translated using the rate of exchange at the transaction date; and foreign exchange gains and losses are included in the determination of earnings. In 2007 the company recorded a foreign exchange gain of $203,000 In 2006 the company recorded a foreign exchange gain of $24,000

Revenue Recognition

          The Company generates its revenues from two primary sources: Licensing and Financial Subscription Services and Advertising Services. The Company records its revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

          Licensing and Subscription services consist of managing, licensing, and delivering financial market information. Examples of financial market information are real time stock quotes, stock charts, public company profiles, investment information and technical stock analysis. Under these revenue contracts, the Company normally charges customers for set up fees, periodic maintenance fees, and the contractual monthly licensing fees for ongoing use of financial tools and content. These revenues are recognized

Stockgroup Information Systems Inc.
Notes to Consolidated Financial Statements
December 31, 2007

ratably over the contract term, which is typically 24 months, beginning when the product is activated. Revenue from activation fees is recognized ratably over the determinable portion of the customer contract.

          All Licensing and Subscription services are delivered via the Internet from the Company’s Web servers to the clients’ websites on a continuous real time basis. Revenue begins to be earned on the day the data feed is activated and begins to deliver content to the client site. Revenue is earned on a fixed monthly fee, with some clients paying a page-view overage fee over a certain number of page-views. The page-view overages, if any, are billed to the client and recorded on a monthly basis as they occur and usually represent a small portion of the overall monthly fee from each customer. Usage usually refers to website page views and real-time quotes.

          Prior to 2007 the Company classified all revenue generated by the StockHouse.com website as advertising revenue. During 2007, management reviewed this practice and decided that revenue should be classified more accurately by product line. Revenue of $233,000 resulting from the sale of Stockstream subscriptions through the StockHouse.com website, previously classified as advertising revenue in 2006, has been reclassified to licensing and subscriptions revenue in the comparative financial statements.

          Advertising Services consist of advertising on the Company’s investment-orientated websites, the Company’s client direct advertising solutions portfolio, and e-mail services, Internet advertising services are sold either individually or bundled together into comprehensive programs.

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

Stockgroup Information Systems Inc.
Notes to Consolidated Financial Statements
December 31, 2007

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

Cost of Revenues

          Cost of revenues is recorded if the cost relates directly to the services the Company sells or to its revenue-generating websites, namely StockHouse.com, StockHouse.ca, SmallCapCenter.com, and InvestorMarketPlace.com. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, Internet bandwidth, and direct advertising purchases. Data feeds are a key component of many of the Company’s licensing and subscription services, as well as a key input into its revenue-generating websites. Bandwidth is consumed by the Company’s revenue-generating websites, by its licensing and subscription services, and by its e-mail mailing services. Direct advertising purchases relate to Internet advertising purchases for the purpose of promoting a client or clients’ feature on one of the Company’s websites.

Fair value of Financial Instruments

          The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

Cash and Cash Equivalents

          Cash and cash equivalents, which consist of cash and short-term deposits with original maturities of ninety days or less, are recorded at fair value. The Company places its cash equivalents with high quality financial institutions. Cash equivalents at December 31, 2007 and 2006, respectively, are U.S. denominated term deposits of $1,465,000 and $1,400,000.

Accounts Receivable

          Accounts receivable are stated net of allowance for doubtful accounts of $456,000 at December 31, 2007 and $98,000 at December 31, 2006. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of accounts receivable when collection becomes doubtful. Provisions are generally made for all accounts over 90 days, with certain exceptions based on the nature of the customer or where special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if the Company has a reasonable belief that the collection of the account is doubtful. Invoices which are over 120 days are generally sent to collections.

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

Stockgroup Information Systems Inc.
Notes to Consolidated Financial Statements
December 31, 2007

lease obligations reflect the present value of future minimum lease payments, discounted at the appropriate interest rate. All other leases are accounted for as operating leases and rental payments are expensed as incurred.

Software development costs

          The Company applies FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“FAS 86”) to software developed internally, acquired in business acquisitions or purchased. FAS 86 requires companies to capitalize eligible software development costs upon achievement of technological feasibility, subject to net realizable value considerations. Research and development costs prior to technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products have been a relatively short duration, costs qualifying for capitalization were insignificant during 2007 and 2006. There were no capitalized software development costs at December 31, 2007 and 2006.

Goodwill and Intangible assets

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

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not have any material uncertain tax positions upon adoption. As a result, there were no adjustments to the opening balance of accumulated deficit. The Company believes that its income tax filing positions and deductions will be

Stockgroup Information Systems Inc.
Notes to Consolidated Financial Statements
December 31, 2007

sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, at December 31, 2007, the Company had no material unrecognized tax benefits.

          The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2007, the Company has not recorded or realized any material interest or penalties with respect to income taxes.

          The Company is subject to federal and state taxation in the United States as well as other foreign jurisdictions. The Company’s major tax jurisdictions, as defined, are reflected below. As at December 31, 2007, income tax returns, whether filed or not, pertaining to taxation years that remain open to examination by major jurisdictions are as follows:

United States	2004 – 2007
Canada	2003 – 2007
United Kingdom	2005 – 2007
Spain	2003 – 2007
Netherlands	2002 – 2007

          The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

Contingencies and Litigation

          The Company evaluates contingent liabilities including threatened or pending litigation in accordance with FAS No. 5 “Accounting for Contingencies.” The Company assesses the likelihood of an adverse outcome or judgment to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after analysis of each matter. Because of uncertainties related to these matters, the Company bases its estimates on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. Any revision to these estimates could have a material impact on the Company’s results of operations and financial position.

Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. On transition, the Company elected to use the modified–prospective approach

Stockgroup Information Systems Inc.
Notes to Consolidated Financial Statements
December 31, 2007

method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Recent pronouncements

          In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, (“FAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact of FAS 157 on its consolidated financial statements.

          In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable to the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact of FAS 159 on its consolidated financial statements.

          In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on its consolidated financial statements

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“FAS 161’) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is applicable to the Company beginning in the first quarter of 2009. The Company is currently evaluating the impact of FAS 161 on its consolidated financial statements.

Stockgroup Information Systems Inc.
Notes to Consolidated Financial Statements
December 31, 2007

2. Business Acquisition

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

  a proven set of wireless financial products for migration onto the Company’s platform without significant additional development costs and go-to-market time; and
  a high profile customer-base, consisting of leading wealth management, capital markets and advisory companies located in North America and Europe, that can be introduced to the Company’s existing product-line.

          The acquisition of MFD has been accounted for as a purchase of a business, with the Company being identified as the acquirer and MFD as the acquiree. These consolidated financial statements include 100% of the operating results of MFD from February 1, 2007.

          The allocation of the purchase price was finalized in the fourth quarter of 2007. An independent valuation of the significant assets acquired was completed in the fourth quarter of 2007 supporting management’s allocation of the purchase consideration. The final allocation of the purchase price at January 31, 2007 is as follows (in thousands of Dollars):

Purchase Price:
1,500,000 common shares of Stockgroup	$840
Acquisition costs	348
$1,188

Net Assets Acquired:
Accounts receivable	$1,230
Prepaid and other current assets	448
Property and equipment	146
Other assets	157
Intellectual property	870
Customer relationships	790
Goodwill	99
Accounts payable	(476)
Accrued liabilities	(1,269)
Customer deposits	(291)
Deferred revenues	(516)
$1,188

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

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

The following table presents details of the purchased identifiable intangible assets

	Estimated
	Useful Life	January 31,	Accumulated
(in thousands of Dollars):	(in years)	2007 Amount	Amortization	Net Amount
Intellectual property	4	$870	$199	$671
Customer relationships	2 - 4	790	243	547
		$1,660	$442	$1,218

The estimated future amortization expense of purchased identifiable intangible assets is as follows (in thousands of Dollars):

2008	483
2009	359
2010	348
2011	28
Total	$1,218

          Under the terms of the Purchase Agreement with TCS the Company is indemnified for certain undisclosed liabilities of MFD as at the date of the transaction. The indemnity expires on April 30, 2008. The Company’s best estimate is that there are $300,000 of costs for liabilities not disclosed as at the date of acquiring MFD and therefore the Company has recorded a liability for this amount with a corresponding receivable for the same amount from TCS (included in prepaid and other current assets) as of December 31, 2007. The Company believes that the maximum amount of potential undisclosed liabilities not recorded by the Company as of December 31, 2007, is $650,000.

Pro forma Information (Unaudited)

          The following interim condensed pro forma consolidated financial summary is presented as if the acquisition of MFD was completed as of January 1, 2006. The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which would have actually been attained had the business combination been consummated on the date indicated or of the results which may be expected to occur in the future.

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

          MFD also incurred expenses in 2006 relating to sales and marketing and general and administrative which are not expected to be incurred in the future. These costs have not been excluded from the pro forma results as they are not fully determinable.

	Year Ended
(In thousands of Dollars, except per share data)	December 31,
	2007	2006
REVENUES
Licensing and subscriptions	$10,870	$10,380
Advertising services	3,978	4,234
	$14,848	$14,614
Total Operating Expenses net of Other Income
(Expense)	19,828	17,010

Net loss and comprehensive loss	$(4,980)	$(2,396)

Net loss per common share: Basic and diluted	$(0.13)	$(0.07)

Common shares used in computing basic and diluted
net loss per share (in thousands)	39,431	35,410

3. Asset Acquisition

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

          For the period from May 8, 2007 to December 31, 2007, $63,000 of consideration relating to monthly gross revenues was paid to the vendor. As of December 31, 2007, of the balance of $137,000 is expected to be payable, $96,000 is included in accounts payable (note 4) and $41,000 has been recorded on the consolidated balance sheet as a long term payable which is expected to be paid in 2009. For the year ended December 31, 2007 amortization of the Semotus intangible assets was $63,000.

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

4. Balance Sheet Components

	December 31,
(In thousands of Dollars)	2007	2006

Accounts payable
Trade accounts payable	$1,517	$412
Current portion of amount due to asset
acquisition vendor (note 3)	95	-
Sales taxes payable	206	14
Total Accounts payable	$1,818	$426

Accrued liabilities
Accrued liabilities	$1,810	$473
Accrued data costs(note 2)	740	176
Customer deposits	274	-
Total accrued liabilities	$2,824	$649

Property and equipment
Computer equipment	$1,143	$765
Computer equipment under capital lease	686	501
Computer software	336	257
Website software	638	638
Office furniture and equipment	237	177
Leasehold improvements	110	110
Total cost	3,150	2,448
Less: accumulated amortization	(2,447)	(2,001)
Property and equipment	$703	$447

In 2007, amortization expense related to property and equipment totalled $446,000 including $167,000 amortization for capital assets under lease. In 2006, amortization expense was $217,000, including $93,000 of amortization for capital assets under lease.

5. Shareholders’ Equity

          The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. No preferred stock is issued and outstanding. During 2007, the Company issued shares on the exercise of stock options and also in a private placement transaction. The Company also repurchased and retired shares of its common stock during 2006.

Stock Based Compensation Plans

          The Company grants stock options pursuant to shareholder approved stock option plans. On June 4, 2007, the shareholders of the Company approved the 2007 Stock Option Plan that authorized the issuance of a maximum of 3,300,000 shares of the Company’s common stock granted to directors, officers, employees, consultants or advisors of the Company. The Company’s 1999, 2000, 2001, 2002, 2003 and 2007 Stock Option Plans (collectively the “Plans”) authorize a total of 8,520,600 common shares for issuance. The Plans entitle employees, non-employee directors, and consultants to purchase common shares of the Company on the exercise of stock options. Options immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

common shares underlying them are returned to the reserve if they were granted under the 2003 or 2007 Stock Option Plans.

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

          The following table provides information on the Company’s outstanding options and options available for grant at December 31, 2007, and activity since December 31, 2005:

		Options Outstanding
					Weighted-
				Weighted	Average
	Number of			Average	Remaining	Aggregate
	Options			Exercise	Contractual	Intrinsic
	Available For	Number of	Price Per Share	Price	Term	Value
	Grant	Options	$	$	(in years)	$’000
Balance at December 31, 2005	955,075	4,129,400	$0.12 - $0.59	$0.26
Options granted	(1,201,250)	1,201,250	$0.29 - $0.44	$0.38
Options exercised	–	(761,400)	$0.15 - $0.36	$0.25
Options expired and forfeited	637,500	(685,000)	$0.15 - $0.38	$0.30
Balance at December 31, 2006	391,325	3,884,250	$0.12 - $0.59	$0.29	2.56	448
Additional options authorized	3,300,000
Options granted	(1,107,000)	1,107,000	$0.41 - $1.25	$0.85
Options exercised	–	(732,175)	$0.12 - $0.43	$0.23
Options expired and forfeited	347,450	(397,450)	$0.31 - $1.08	$0.57
Balance at December 31, 2007	2,931,775	3,861,625	$0.12 - $1.25	$0.64	2.34	865

Vested and exercisable at
December 31, 2007		2,747,719		0.54	1.14	$777

          The Company ceased granting of stock options under its 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Stock options outstanding to purchase common shares under these plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants.

          In 2007, 732,175 options were exercised for proceeds of $182,000. Subsequent to December 31, 2007, an additional 650,000 options have been granted under the 2007 Option Plan at an average exercise price of $0.58.

          The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at December 31, 2007 and the exercise price of the underlying awards, where the stock options are in-the-money. At December 31, 2007, there were 3,104,625 in-the-money options outstanding and 2,692,093 in-the-money options vested and exercisable.

          The following table summarizes the Company’s unvested equity award activity for the year ended December 31, 2007:

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

		Weighted-Average
		Grant Date Fair
Unvested Shares	Number of Awards	Value – U.S. $
Unvested at December 31, 2006	918,819	$0.20
Granted	1,107,000	$0.58
Vested	(579,463)	$0.16
Forfeited	(347,450)	$0.35
Unvested at December 31, 2007	1,098,906	$0.50

          As of December 31, 2007, total unrecognized compensation expense related to unvested awards granted under the Plans was $320,000, which is expected to be recognized over a weighted-average period of 2.36 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the year ended December 31, 2006.

Stock-Based Compensation Expense

          During 2007, the net loss of $4,887,000 includes $216,000 of stock-based compensation expense calculated in accordance with FAS 123R, of which $41,000 was attributable to sales and marketing employees, $146,000 was attributable to general and administrative employees and non-employee directors and $29,000 was attributable to research and development employees.

          During 2006, the net loss of $791,000 includes $121,000 of stock-based compensation expense calculated in accordance with FAS 123R, of which $42,000 was attributable to sales and marketing employees, $70,000 was attributable to general and administrative employees and non-employee directors and $9,000 was attributable to research and development employees.

Valuation Assumptions Used in Fair-Value Based Calculation Method

          The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for years ended December 31, 2007 and 2006 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended
	December 31,
	2007	2006
Expected life (in years)	5 years	5 years
Risk-free interest rate	4%	4%
Expected volatility	86%	52%
Dividend yield	0%	0%
Fair value per stock option	$0.58	$0.19

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

          The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

trading restrictions. Employee stock options have characteristics significantly different from those of traded options.

Financings

          On May 15, 2007, the Company completed a private financing led by Jennings Capital Inc. and including Cormark Securities Inc. (the “Underwriters”), and issued, on a ‘bought deal’ basis, 3,333,334 common shares at C$1.50 ($1.36) per share for total gross proceeds of C$5,000,000 ($4,534,000). The Company paid underwriter fees of 6% of the gross proceeds of the financing and issued 200,000 warrants to the agents equal to 6% of the common shares issued in the financing. Each warrant entitles the agents to acquire one common share pursuant to the warrant at a price of C$1.50 per share at any time before May 16, 2008. These warrants have been assigned a value of $105,000 based on a Black-Scholes valuation model leaving gross proceeds of $4,428,000 attributable to the common shares. The following assumptions were used in the Black-Scholes model:

Expected life (in years)	1 year
Risk-free interest rate	4%
Expected volatility	97%
Fair value per warrant	$0.58

           Share issue costs of $395,000 and $9,000 were allocated to common shares and to warrants, respectively. The proceeds of the offering are being used for acquisitions and general working capital.

          On September 26, 2006, the Company completed a restricted non-brokered private placement for 1,166,667 purchased securities (“Unit”) at a price of $0.30 per Unit with ten of its directors and senior management. Each Unit consisted of one common share and one share purchase warrant (“Warrant”) for the purchase of one common stock. Each Warrant entitles the holder to purchase one common share at a price of $0.40 per share at any time until the close of business on the day which is twenty-four months from the date of issue of the Unit. All shares issued in connection with the private placement and any shares issued on exercise of warrants comprised in those Units are subject to a one year hold period. At December 31, 2007, all 1,166,667 warrants were outstanding and exercisable. Legal fees and other costs were $7,000, resulting in net proceeds of $342,000. Of the net proceeds, $274,000 were allocated to common stock and $68,000 were allocated to additional paid in capital (associated with warrants) based on the fair value of each security at the time of issuance. The Black-Scholes value of each warrant of $0.08 was determined based on the following assumptions: expected life of 2 years; market price on date of issue of $0.32; exercise price of $0.40 per warrant; risk-free interest rate of 4% and volatility of 54%.

Repurchase of Common Shares

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

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

          The following information is presented by the customer’s geographic area:

(in thousands of Dollars)
	North	United
2007	America	Kingdom	Spain	Australia	Benelux	Total

REVENUES
Licensing and subscription	$7,206	$1,572	$493	$462	$437	$10,170
Advertising services	3,978	-	-	-	-	3,978
TOTAL REVENUES	$11,184	$1,572	$493	$462	$437	$14,148

(in thousands of Dollars)
North
2006	America
REVENUES
Licensing and subscription	$4,001
Advertising	3,765
TOTAL REVENUES	$7,766

          Substantially all the Company’s property and equipment is located in located in Canada.

          As of December 31, 2007 one customer accounted for 10% of outstanding trade receivables, and during as of December 31, 2006 a different customer accounted for 10% of outstanding trade receivables. During 2007 and 2006, the Company had no customers whose revenue represented greater than 10% of total revenues.

7. Related Party Transaction

          In the third quarter of 2007, the Company entered into a one year agreement with a third party. Under the agreement the Company provides the implementation set up fee and Intraday Indices at no charge, with the remaining portions of the agreement billed at market price. In exchange for the no charge services, the third party agreed to set up a link on the third party’s website indicating “Markets provided by StockHouse.com.” These services were valued at the market rate for the set up fee provided. A member of the third party’s senior management’s team is a director of the Company.

          In December 2006, in the normal course of business, the Company sold advertising to a Company who is affiliated with our 50% owned subsidiary, Stockscores Analytics Corp. The one-time sale represented approximately $85,000 in revenues, which was the fair value for the services provided. The full amount was paid subsequent to year end.

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

8. Income Taxes

          The Company is subject to United States federal and state income taxes at an approximate rate of 42% (2006 – approximate rate of 38%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the Years Ended
	December 31,
(In thousands of Dollars)	2007	2006

Tax recovery at U.S. statutory rates	$(2,167)	$(299)
Lower statutory rates on the losses (income) of foreign
subsidiaries	366	(11)
Change in statutory tax rates in the USA and Canada	173	-
Change in and adjustment to valuation allowance	1,249	67
Non-deductible expenses	379	243
Other	4	4
Provision for income taxes	$4	$4

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for the deferred tax assets for which it is not more likely than not that realization will occur. Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
(In thousands of Dollars)	2007	2006

Net operating loss carryforwards	$6,759	$1,747
Net capital loss carryforwards	87	110
Property and equipment	743	658
Deferred revenue	317	299
Financing fees	137	13
Other	46	-
Total deferred tax assets	8,089	2,827
Less: valuation allowance	(8,089)	(2,827)
Net deferred tax assets	$–	$–

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

          The Company has also net capital losses of $323,000 available to offset future taxable capital gains in Canada. At December 31, 2007, the Company had operating losses available to be carried forward in several tax jurisdictions that will expire as follows:

(in thousands of Dollars)	USA	Canada	United Kingdom	Other	Total
2008	$ -	$ 240	$ -	$ -	$ 240
2022	-	-	-	158	158
2023	955	-	-	-	955
2024	161	-	-	-	161
2026	102	-	-	-	102
2027	394	1,092	-	-	1,486
Indefinite	-	-	21,972	452	22,534
Total	$ 1,612	$ 1,332	$ 21,972	$ 610	$ 25,636

9. Commitments and Contingencies

Commitments
(In thousands of dollars)		Payments Due by Period
					More
		Within 1		4 – 5	Than 5
	Total	Year	2 – 3 Years	Years	Years
Operating leases	$1,948	$532	$637	$690	$89
Capital leases	256	190	66	-	-
Data provider commitment	1,387	532	821	34	-
Total contractual cash
obligations	$3,591	$1,254	$1,524	$724	$89

          The Company leases its facilities under operating leases that expire at various times to March 2013. Total rent expense was $621,000 in 2007 and $282,000 in 2006. The Company leases certain computer equipment, mainly servers, under capital leases. Of the total amount of capital lease payments above, approximately $4,000 relates to interest payments due in future years. Interest expense related to capital lease obligations was $20,000 for 2007 and $22,000 for 2006.

          The Company entered into an agreement with a data provider for the delivery of market data used in the Company’s products. The agreement expires in March 2010, with an option to renew for an additional 12 months at the then applicable current rates. In addition, the Company has entered into a hosting and connectivity agreement for the back-up hosting site at an approximate cost of $13,000 per month, with an end date that coincides with the data provider agreement.

Contingencies

          The Company was the plaintiff in a lawsuit filed in Ontario Supreme Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which the Company sought to recover approximately C$471,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consists of unused advertising credits which were prepaid by the Company in 1999. Subsequent to December 31, 2007, the case has been resolved by a negotiated settlement in which the defendant has paid C$340,000 to the Company.

          The Company is the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The plaintiff, a former employee of the Company, is seeking damages, interest

     Stockgroup Information Systems Inc. Notes to Consolidated Financial Statements December 31, 2007

and costs in the order of C$225,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia in a trial beginning on December 3rd, 2007 and ending on December 7th, 2007. The Company is currently awaiting the judgment of the Court. The Company has recorded a reserve of C$31,000 as the Company's reasonable estimate of its liability relating to this matter. However, the final settlement or adjudication of this matter could possibly be less than or could materially exceed the reserve accrued by the Company.

          We are the plaintiff in a lawsuit filed in the Commercial & Equity Division of the County Court of Victoria in Melbourne, Australia against The Eight Black Partnership Pty, in which we seek to recover approximately AU$395,000 from the defendant. The defendant was a reseller of our MarketStream service in Australia and the amount we seek consists of unpaid MarketStream subscription fees from July 2006 to May 2007, plus interest. The case is currently pending final resolution and there is uncertainty as to what value, if any, will be derived if we win the lawsuit. No provision has been made for recovery of these credits in the financial statements in any year.

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

10. Accounting for and Disclosure of Guarantees

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

          The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and generally are not limited in amount, so it is not possible to express the amount at risk in dollars. Historically, the Company has not been obligated to make significant payments on account of these obligations, and accordingly, no liabilities were recorded for these obligations of this nature on its balance sheets as of December 31, 2007 and December 31, 2006. The Company carries coverage under certain insurance policies to protect itself in the case of an unexpected liability; however, this coverage may not be sufficient.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 8A. Controls and Procedures

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

          As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of December 31, 2007, and as a result our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

          Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2007. A material weakness (described in the following paragraph) existed in our internal control over financial reporting, and therefore our internal control over financial reporting was not operating effectively as of such date, for the reasons discussed below.

          As allowed under guidance issued by the SEC for entities acquired during the year, management did not test internal controls within the European operations of the Mobile Finance Division (“MFD”) acquired in 2007 from TeleCommunication Systems. The European operations of MFD constitute 23% and 18% of net and total assets, 20% of revenues and 28% of the net loss in the consolidated financial statements as and for the year ended December 31, 2007. However, as a result of finalizing the Company’s annual consolidated financial statements, management has identified several significant deficiencies in the effectiveness of internal controls over financial reporting at MFD. Management believes that, when considered in the aggregate, these significant deficiencies constitute a material weakness. A material weakness as defined in Rule 1-02 of Regulation S-X and adopted by PCAOB Auditing Standard 5 is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management attributes this material weakness to legacy systems, and limited and not appropriately skilled personnel resources.

Management is taking steps to enhance and improve its internal controls by implementing additional levels of supervisory review. Although the Company has implemented additional levels of supervisory review, there can be no assurance that these measures can definitively prevent errors from occurring in the future.

          This annual report does not include an attestation report of our independent registered chartered accountants regarding internal control over financial reporting. The effectiveness of our internal control over financial reporting was not subject to an audit pursuant to Securities and Exchange Commission rules that permit the Company to provide only management’s report in this annual report.

Inherent Limitations of Internal Controls

     Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

          Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in internal controls. Except as discussed in the preceding paragraphs, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

          The following are our directors and executive officers and certain information about them as of December 31, 2007:

Name	Age	Principal Occupation and Business Experience
Marcus New	37

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

David Caddey	58

Retired President of the Space Missions Unit of MDA Corporation, responsible for $300 million in revenues and approximately 900 employees. Mr. Caddey has extensive experience in all facets of business management including mergers and acquisitions, business development, program management and engineering. Mr. Caddey has severed on numerous Boards of profit and not-for-profit organizations including past Chair and now a Director of the Aerospace Industries Association of Canada. Mr. Caddey joined our Board of Directors in June 1999, and in addition to being the Chair of the Company’s Board of Directors he is also a member of our Audit Committee and Compensation Committee.

Louis (Lee) deBoer II	55

Former Chairman, Life Balance Media LLC; Managing Partner, Propeller Partners LLC. Mr. deBoer has over 20 years experience in the strategic development of national media programming, advertising sales and content development. Mr. DeBoer spent 17 years at HBO culminating in the positions of Executive Vice President of HBO Inc. and President of its International division. Mr. deBoer joined our Board of Directors in October 1999, and he is also a member of our Compensation Committee and Nominating and Corporate Governance Committee.

Patrick Spain	55

Chairman and CEO of Highbeam Research, Inc., which operates three online research and news services for individuals at www.highbeam.com, www.encyclopedia.com and www.newser.com. He is also the co-founder and former Chairman and CEO of Hoover's, Inc. a leading online provider of company information headquartered in Austin, Texas. Hoover's was bought by Dun & Bradstreet in March 2003. Prior to Hoover’s, Mr. Spain worked in the telecommunications, real estate and consulting industries. Mr. Spain holds a Bachelor of Arts from the University of Chicago in Ancient History and a Juris Doctorate from Boston University. Mr. Spain joined our Board of Directors in August 2004, and he is also a member of our Compensation Committee and Chair of the Company’s Nominating and Corporate Governance Committee.

Stephen Zacharias	58

Founder and managing director of Transact Capital Partners LLC, a Richmond Virginia based financial advisory firm specializing in business sales, acquisitions and other strategic consulting for privately-held companies . Mr Zacharias has over 30 years of financial related experience, including numerous acquisition and divestiture transactions, debt financings and capital reorganizations. Before founding Transact, he served as corporate treasurer for Media General Inc (NYSE: MEG), a Fortune 1000 TV and newspaper media company, and as a board director

Name	Age	Principal Occupation and Business Experience

and audit committee chairman for Hoover’s Inc., an online business information company acquired by Dun & Bradstreet. Mr. Zacharias is also on the board of directors of creditcards.com. Mr. Zacharias joined our Board of Directors in July 2006, and he is also the Chair of our Audit Committee.

Thomas	53	Consultant. Mr. Baker has more than 25 years of experience in print and online
Baker

media. He was the founder and general manager of The Wall Street Journal Online (wsj.com), a publication of Dow Jones & Company, where he led the start-up effort and grew the Online Journal into a $60 million business unit and the largest paid news and information site on the web. He oversaw The Wall Street Journal’s national radio news network and Dow Jones’ news syndication and licensing business. Mr. Baker has consulted for leading publishers and media companies. He holds a degree from Princeton University and an MBA from Columbia Business School. Mr. Baker joined our Board of Directors in July 2006, and he is also a member of our Compensation Committee and Audit Committees.

		Executive Officers
Susan Lovell	40

Chief Financial Officer. Ms. Lovell provides direction on financial strategy for Stockgroup. She was recruited in April 2006 and brings senior management experience in finance, accounting, financial planning and analysis with successful high-tech companies. Formerly with Crystal Decisions, which was acquired by Business Objects in 2003. Ms. Lovell contributed to 15 successive quarters of revenue growth and a 60 point increase in operating margins. Crystal Decisions had revenues over US$300 million prior to being acquired. Ms. Lovell was also the Controller of GaleForce Solutions, an award-winning provider of CRM software for the financial services industry, and was responsible for developing and leading the information systems audit practice for Ernst & Young in Vancouver.

Bruce Nunn	44

Vice President, Marketing. Mr. Nunn is responsible for strategic marketing and product management. Prior to joining Stockgroup in September 2005, Mr. Nunn spent 7 years as Director of Marketing for Fincentric Corporation, a software provider to the financial services sector. Under Mr. Nunn’s marketing leadership, Fincentric grew from $7 million to $62 million in annual revenue over a 3-year period. Mr. Nunn has also held senior positions at Computer Associates, including product manager for financial products. Mr. Nunn has over 19 years of experience bringing software solutions to market and has been recognized with awards from the International Association of Business Communicators and Advertising Age Magazine.

          Subsequent to December 31, 2007, the Company added the following new executive officers, with certain information about them as follows:

Name	Age	Principal Occupation and Business Experience
Karl Buhr	47

Chief Operating Officer. Mr. Buhr is a digital content veteran, and came to Stockgroup in January 2008 to lead the execution of the company’s product and market vision. Previously he was COO of Telemedia Development, a California mobile entertainment content provider, acquired in 2007 by Conectium Ltd. Prior to that he was Operations Director at Eckoh Plc (formerly 365 Plc), a publicly traded UK new-media content and solutions provider. He also spent five years at Kaltek Inc., an Atlanta management consulting company.

Audrey Brownmiller	49

Vice President, Operations, Ms. Brownmiller leads Stockgroup’s IT, software production and client services efforts. She joined the company in 2007 from Chancery Software (acquired by Pearson School Systems), where she was

Name	Age	Principal Occupation and Business Experience
		Director of Project Management, ultimately leading deployment of information system programs to 160 Canadian DOD schools in North America, the UK and Germany.

Dana Stetson	48

Vice President, Licensing and Subscription Sales. Mr. Stetson came to Stockgroup in 2008 to lead sales of the company’s desktop and mobile financial tools. He was previously Director of Broker-Dealer Sales for Lava Trading, a software services company, where he led a 600% revenue increase over two years (Lava Trading is now a subsidiary of Citigroup). Previously he was VP of Sales for dynamicsoft, which was acquired by Cisco Systems.

          Each director who is elected will serve until the earlier of our next annual meeting, the date his or her successor has been elected and qualified, or the date of the director's death, resignation or removal. All terms of office on our Board of Directors will expire at the close of our 2007Annual Shareholder’s meeting.

Indemnification of Directors and Officers

          Our by-laws provide for the indemnification of our, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay us if it is ultimately determined that any such person should have not been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may be unable to recover.

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

          Based solely on our review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3 and Forms 5 and amendments thereto furnished to us with respect to 2007, and any written representations referred to in Item 405(b)(1) of Regulation S-B of the Securities Act stating that no Forms 5 were required, we believe that, during 2007, all Section 16(a) filing requirements applicable to our officers, directors and more than 10% shareholders, were compiled with except for the late filings disclosed following. Corrective filings were made for these incidences of non-compliance.

          During 2007, there were no late filings on Forms 3 and 4.

Code of Ethics

          We have adopted a code of ethics that applies to each of our Chief Executive Officer, Chief Financial Officer and other Senior Officers of our Company. The text of our Code of Ethics may be viewed on our website at www.stockgroup.com under Investors/Corporate Governance. . If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Committees

          Audit Committee. Our Audit Committee currently consists of David Caddey, Thomas Baker and Stephen Zacharias. The Audit Committee is governed by a written charter, which can be viewed at www.stockgroup.com under Investors/Corporate Governance. Each of the members of our Audit Committee is independent, as that term is defined by Rule 4200(a) (15) of the National Association of Securities Dealers' listing standards. Mr. Zacharias is our “audit committee financial expert” as defined by the rules of the SEC.

          Compensation Committee. Our Compensation Committee currently consists of Lee deBoer, David Caddey, Patrick Spain and Thomas Baker.

          Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee currently consists of Patrick Spain, David Caddey and Lee deBoer, and is governed by a written charter which can be viewed at www.stockgroup.com under Investors/Corporate Governance. The Committee has formed in 2004. During 2007, the nominating committee did not receive a recommended nominee for director from a security holder that beneficially owned more than 5% of our common share under rule (407)(c)(ix) of Regulation S-B.

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

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

          See “Procedures for Submitting Shareholder Proposals” above.

Item 10. Executive Compensation

          Summary Compensation Table. The following table shows certain information concerning the compensation of (i) our Chief Executive Officer, (ii) our Chief Financial Officer; and (iii) our other executive officers as of December 31, 2007 (collectively, the “Named Executive Officers”) for 2007.

Name	Year	Salary ($)	Bonus ($)	Option Grants ($)(7)	All Other Compensation ($)	Total ($)(1)
Marcus New (2) Chief Executive Officer	2007	224,372	110,360	–	25,928	360,660
	2006	142,746	28,312	–	23,826	194,884
Susan Lovell (3) Chief Financial Officer	2007	124,985	9,300	37,900	2,149	174,334
	2006	76,610	8,267	24,750	6,422	116,049
Bruce Nunn (4) Vice President, Marketing	2007	105,090	–	37,900	2,149	145,139
	2006	94,834	5,511	–	–	100,345
Michael Donnelly (5) Vice President, Sales	2007	104,256	43,952	–	–	148,208
	2006	94,074	46,285	41,400	–	181,759
Joe McWilliams (6) Vice President, Advertising Sales	2007	73,994	10,577	91,530	–	176,101
	2006	–	–	–	–	–

(1)

All amounts are stated in U.S. dollars. For payment in other currencies other than the U.S. dollar, translation of compensation into U.S. dollars is made using the average exchange rate for 2007 of US$0.93 = C$1.

(2)	All other compensation for Mr. New includes $15,364 of costs associated with the lease of a car and $1,768 of costs associated with insuring such car.
(3)	Ms. Lovell joined the Company as Chief Financial Officer on April 3, 2006. All other compensation comprises parking.
(4)	All other compensation for Mr. Nunn comprises parking.
(5)	Mr. Donnelly joined the Company as Vice President, Sales on May 31, 2006 and his employment with the Company ended effective July 13, 2007.
(6)

Mr. McWilliams joined the Company as Vice President, Advertising Sales on July 16, 2007 and his employment with the Company ended effective February 15, 2008. Mr. McWilliams’ options expired at this time.

(7)	The fair value of option grants is determined as described in Item 7. Financial Statements, Note 3 to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

	Number of Securities Underlying
	Unexercised Options
				Option	Option
				Exercise	Expiration
Name	Exercisable		Unexercisable	Price ($)	Date
Marcus New	400,000	(1)	–	$0.220	04-Mar-2008
	300,000		–	$0.170	13-May-2008
	652,500		–	$0.270	09-Feb-2009

Susan Lovell (2)	65,625		84,375	$0.340	03-Apr-2011
	6,250		43,750	$1.115	17-May-2012

Bruce Nunn (3)	75,000		–	$0.315	07-Sept-2010
	6,250		43,750	$0.900	20-Aug-2012
			10,000	$0.920	07-Sept-2012

Michael Donnelly (4)	–		–	–	–

Joe McWilliams (5)			135,000	$0.950	16-Oct-2012

(1)

Mr. New exercised these options on March 4, 2008, immediately before their expiry date. The Company’s Insider Trading Policy permits insiders to exercise options during a “blackout” period if the options are about to expire, but not purchase or sell shares.

(2)	Options expiring 03-Apr-2011 and 17-May 2012 vest over 4 years at the rate of 6.25% per quarter in arrears, , beginning three months after the grant date.
(3)

Options expiring 07-Sept-2010 vest at the rate of 12.5% per quarter in arrears, starting on December 7, 2005; options expiring 20-Aug-2012 vesting over 4 years at 6.25% per quarter beginning three months after grant date; and vesting at one third per year over a three year period on the anniversary of his grant date .

(4)	Mr. Donnelly exercised his vested options in 2007.
(5)	Options vest at one third per year over a three year period on the anniversary of the grant date. Mr. McWilliams’ options expired effective February 15, 2008.

Compensation of Directors

     The following table shows the amount of compensation earned by our independent directors in 2007. We compensate our independent directors with directors’ fees and stock options. Option Awards represent the fair value of option awards granted in 2007 as determined as described in Item 7. Financial Statements, Note 3.

	Fees Earned		All Other
	or Paid in	Option	Compensation
Name	Cash ($)	Awards ($)	($)	Total ($)
Leslie Landes (1)	$9,831	$6,310	$–	$16,141
David Caddey	11,600	15,745	–	27,345
Louis deBoer II	8,600	15,745	–	24,345
Patrick Spain	8,600	15,745	–	24,345
Elizabeth DeMarse (2)	4,833		–	4,833
Stephen Zacharias	11,600	15,745	–	27,345
Thomas Baker	8,600	15,745	–	24,345
	$63,664	$85,035	$–	$148,699

(1)	Mr. Landes resigned from the Company’s Board of Directors effective November 8, 2007.
(2)	Ms. DeMarse did not stand for re-election to the Company’s Board of Directors at the Company’s annual general meeting on June 4, 2007.

          Commencing for the compensation year beginning June 1, 2006, each director receives an annual fee of $8,600 related to service on the Board of Directors, with an additional $3,000 per annum paid to members of our Audit Committee. Each director is eligible to receive up to 25,000 stock options to acquire shares of common stock, with the exercise price being equal to the market price of our common stock on the date of grant. Directors who are re-elected and continue to serve for more than one year may receive up to an additional 25,000 stock options after each annual general meeting in compensation for future service.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreements

          We have an employment agreement with our CEO, Marcus New, which became effective on February 9, 2004. Under the Agreement, for 2007, Mr. New received an annual base salary of C$240,000 (or US$223,000). He is entitled to a minimum 5% annual compensation increase. All increases are approved by our Compensation Committee. In addition, he receives an incentive compensation bonus based on achieving certain goals in the calendar year. For 2007, Mr New received a bonus of C$119,000 (or US$110,000). Mr. New will be entitled to 12 months of severance which will include pay in lieu of notice plus an additional one month severance for each year of employment up to a maximum of 24 months, should we elect to terminate his employment without cause. The employment agreement contains a confidentiality clause and a 24-month non-competition clause. There is no specified termination date in the Agreement.

          We have an employment agreement with our Chief Financial Officer, Susan Lovell. In 2007, her annual base salary was adjusted to C$138,000 (or US$128,000), from her annual base salary in 2006 of C$120,000. In 2007, she also received a one time bonus of C$10,000 (or US$9,000). Per her employment agreement, Ms. Lovell’s annual salary is subject to normal salary increases, and is entitled to a C$25,000 annual maximum incentive compensation bonus, based on the achievement of both Company and departmental goals. On her date of employment, April 3, 2006, she received 150,000 stock options for the Company’s common shares at an exercise price of $0.34 per share, which will vest over 4 years at 6.25% per quarter in arrears (with immediate vesting in the event of a change in control). Stock options for 50,000 of Company common shares were also issued to Ms. Lovell on May 17, 2007, vesting over 4 years at 6.25% per quarter beginning three months after grant date. Ms. Lovell will be entitled to one month of severance, which will include pay in lieu of notice, for each year of employment up to a maximum of four months, should the Company elect to terminate her employment without cause after 395 days.

          We have an employment agreement with our Vice President of Marketing, Bruce Nunn. In 2007, his annual base salary was C$113,000 (or US$106,000). Per his employment agreement, Mr. Nunn’s annual base salary is subject to normal salary increases. In 2007, Mr. Nunn’s annual maximum incentive compensation bonus was C$45,000 (or US$42,000) based on the achievement of both Company and departmental goals. On his date of employment, September 7, 2005, he received 75,000 stock options at an exercise price of $0.315 per share, which will vest over a two year period at 12.5% per quarter in arrears (with immediate vesting in the event of a change in control). Additional stock options for (i) 50,000 of Company common shares were also issued to Mr. Nunn on August 20, 2007, vesting over 4 years at 6.25% per quarter beginning three months after grant date, and (ii) 10,000 of Company common shares were also issued to Mr. Nunn on September 7, 2007, vesting at one third per year over a three year period on the anniversary of his grant date (with immediate vesting in the event of a change in control). Mr. Nunn will be entitled to one month of severance which will include pay in lieu of notice for each year of employment, should we elect to terminate Mr. Nunn’s employment without cause.

          Until his employment with the Company ended effective July 13, 2007, we had an employment agreement with our Vice President of Sales, Michael Donnelly, who was to receive an annual base salary of US$160,000, subject to normal salary increases. In addition, Mr. Donnelly was to receive incentive compensation pay related to recognized revenue as outlined in a separate compensation agreement. On his date of employment, May 31, 2006, he received 200,000 stock options at an exercise price of $0.425 per share, which were to vest over a four year period at 6.25% per quarter in arrears. Mr. Donnelly was entitled to two months of severance which included pay in lieu of notice if we elected to terminate his employment after one year of employment without cause. Mr. Donnelly’s employment agreement contained a 12 month non-competition clause. Mr. Donnelly was paid severance pay of US$27,000.

          Until his employment with the Company ended effective February 15, 2008, we had an employment agreement, beginning on July 16, 2008, with our Vice President of Monetization, Joe McWilliams, who was to receive an annual base salary of US$170,000 subject to normal salary increases, and was entitled to receive variable pay of 60% of his annual salary. On October 16, 2007, he was granted stock options for 135,000 of the Company’s common shares, vesting at one third per year over a three year period on the anniversary of his grant date. These options expired when Mr. McWilliams’ employment with the Company ended effective February 15, 2008. Mr. McWilliams was to be entitled to one month of severance in lieu of notice for each year of employment up to a maximum of 4 months severance, if the Company elected to terminate Mr. McWilliams employment without cause.

Subsequent Hiring/Appointment of Officers in Calendar Year 2008

          Effective January 7, 2008, we have an employment agreement with Karl Buhr to serve as the Company’s Chief Operating Officer. Mr. Buhr is to receive an annual base salary of C$190,000 (or US$192,470), subject to normal salary increases. In addition, he is entitled to an annual C$70,000 (or US$70,910) maximum incentive compensation bonus. On January 7, 2008, Mr. Buhr was granted 500,000 time based stock options for the Company’s common shares, with one third vesting at the end of each full year for three years on the anniversary of the grant date. An additional 250,000 performance based stock options for the Company’s common shares may be granted to Mr. Buhr, based upon Mr. Buhr’s and the Company’s attainment of mutually acceptable longer term performance goals. Mr. Buhr will be entitled to 6 months of salary and the prorated portion of bonuses earned which will include pay in lieu of notice, should we elect to terminate his employment without cause. Should Mr. Buhr’s job responsibilities be significantly altered, then Mr. Buhr may terminate the agreement for good reason and be entitled to 6 months of salary and the prorated portion of any bonuses earned

          Effective January 8, 2008, we have an employment agreement with Dana Stetson to serve as the Company’s Vice President of Licensing and Subscription Sales. Mr. Stetson is to receive an annual base salary of US$160,000 subject to normal salary increases, and is entitled to receive variable pay of up to 50% of his annual salary. On April 8, 2008, Mr. Stetson will be granted stock options for 135,000 of the Company’s common shares, vesting at one third per year over a three year period on the anniversary of the grant date. Beginning April 8, 2008, Mr. Stetson is entitled to one month of pay for each year of employment up to a maximum of 4 months, if the Company elects to terminate Mr. Stetson’s employment with the Company without cause.

          Effective February 1, 2008, we have an employment agreement with Audrey Brownmiller, formerly a Director of Operations for the Company, to serve as the Company’s Vice President of Operations. Ms. Brownmiller is to receive an annual base salary of C$125,000 subject to normal salary increases, and is entitled to an annual C$20,000 maximum incentive compensation bonus. On January 15, 2008, Ms. Brownmiller’s original grant of stock options for 75,000 common shares of Company stock (with 6.25% of the original number of options vesting on the third month anniversary of her start date and an additional 6.25% vesting on each three-month anniversary thereafter until all the options are vested) were increased by stock options for an additional 60,000 common shares of Company stock, with one third of these additional options vesting at the end of each year for three years on the anniversary of the grant date. For the Company’s termination of Ms. Brownmiller’s employment with the Company without cause, the Employment Standards Act of British Columbia would govern.

The foregoing summary of the employment agreements of our executive officers is qualified by reference to the complete copies of each of the employment agreements filed as exhibits to this Annual Report or as an exhibit to our periodic reports which are on file with the SEC and available at the SEC website at www.sec.gov., as further described on the list of exhibits in “Item 13. Exhibits”, below.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

          The following table sets forth the beneficial ownership of our common shares as of December 31, 2007 for each person or entity (including group) that is known by us to be the beneficial owner of more than 5% of our outstanding shares. Information related to holders of more than 5% of our outstanding shares was obtained from filings made with the SEC pursuant to Sections 13(d) or 13(g) of the Exchange Act. Except as otherwise noted, the address of the beneficial owners is c/o Stockgroup Information Systems Inc., Suite 500 – 750 West Pender Street, Vancouver, B.C., V6C 2T7.

		Percentage
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Beneficially Owned
Marcus A. New (1)	5,163,254	12.1%
Oppenheimer Funds	3,000,000	7.3%

(1) On March 11, 1999, we entered into a Share Exchange and Share Purchase Agreement through our wholly owned subsidiary 579818 B.C. Ltd., with Stockgroup Media Inc. (formerly Stock Research Group, Inc.) and all of its shareholders. Under that agreement we acquired all of the issued and outstanding shares of Stock Research Group and in consideration 579818 B.C. Ltd. issued 3,900,000 Class A Exchangeable Shares to Stock Research Group shareholders. The exchangeable shares may be converted, at the option of the holder, into an equal number of common shares of the Company, held by a trustee. Pending any such conversion, each holder of the exchangeable shares has the right to vote, or to direct the trustee to vote on their behalf, an equivalent number of shares of common stock held of record by them. The trustee has no discretion as to the voting or disposition of such common stock. At December 31, 2007, there were 2,134,000 exchangeable shares outstanding owned as follows:

a)	169,500 exchangeable shares owned directly by Marcus New, the Company’s President and CEO;
b)	19,500 exchangeable shares owned by Mr. New’s his wife, Yvonne New; and
c)	1,945,000 exchangeable shares owned indirectly owned by Mr. New and Mrs. New, through 518464 B.C. Ltd., a British Columbia company owned by Mr. New as to 50% and by Mrs. New as to 50%.

          In addition to the exchangeable shares beneficially owned as described above, including those owned by Mrs. New, Mr. New owns 376,700 shares of common stock which were purchased in the open market, 416,777 shares of common stock which were purchased via our September 2006 private placement, the right to purchase 416,777 additional shares of common stock on the exercise of share purchase warrants and 1,352,500 fully vested stock options to purchase common stock. He also beneficially owns 466,500 shares of common stock that Mrs. New directly owns.

Security Ownership of Management

          The following table sets forth the beneficial ownership of our common shares as of December 31, 2007 for the following: (i) each of our directors and nominees for director; (ii) our Chief Executive Officer and each of the Named Executive Officers named in the Summary Compensation Table in Item 10, Part III; and (iii) all our directors and our executive officers as a group. Information related to directors and executive officers is as of December 31, 2007 and options and warrants exercisable within

60 days after December 31, 2007. Except as otherwise noted, the address of the beneficial owners is c/o Stockgroup Information Systems Inc., Suite 500 – 750 West Pender Street, Vancouver, B.C., V6C 2T7.

Name and Address of Beneficial		Percentage
Owner	Amount and Nature of Beneficial Owner	Beneficially Owned
Directors and Nominees for Director
Marcus A. New (1)	5,163,254	12.1%
David Caddey (2)	576,459	1.4%
Louis deBoer II (3)	233,125	*
Patrick Spain (4)	353,375	*
Stephen Zacharias (5)	468,672	1.1%
Thomas Baker (6)	135,338	*
Executive Officers
Susan Lovell (7)	329,875	*
Bruce Nunn (8)	241,800	*

All directors and officers as a group (9)	7,501,898	16.9%

* less than 1%

(1)	See description of holdings in section above on beneficial owners who own more than 5% of our outstanding common shares.
(2)	Includes 183,125 shares issuable on the exercise of stock options and 166,667 shares issuable on the exercise of share warrants, as of December 31, 2007, or 60 days thereafter.
(3)	Includes 183,125 shares issuable on the exercise of stock options as of December 31, 2007, or 60 days thereafter.
(4)	Includes 176,875 shares issuable on the exercise of stock options and 70,000 shares issuable on the exercise of share warrants, as of December 31, 2007, or 60 days thereafter.
(5)	Includes 68,672 shares issuable on the exercise of stock options and 200,000 shares issuable on the exercise of share warrants, as of December 31, 2007, or 60 days thereafter.
(6)	Includes 68,672 shares issuable on the exercise of stock options and 33,333 shares issuable on the exercise of share warrants, as of December 31, 2007, or 60 days thereafter.
(7)	Includes 84,375 shares issuable on the exercise of stock options and 100,000 shares issuable on the exercise of share warrants, as of December 31, 2007, or 60 days thereafter.
(8)	Includes 175,000 shares issuable on the exercise of stock options and 33,400 shares issuable on the exercise of share warrants, as of December 31, 2007, or 60 days thereafter.
(9)	See notes 1 through 8.

          Applicable percentage ownership in the above table is based on 40,916,921 shares outstanding as of December 31, 2007. The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of December 31, 2007, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes above, we believe each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

Item 12. Certain Relationships and Related Transactions, and Director Independence

          During the last two years, there have been no transactions or proposed transactions to which we were or are to be a party, in which any persons as set out by Item 404(a) of Regulation S-B had or is to have a direct or indirect material interest.

Transactions with Related Parties

          During 2007, the Company entered into a one year agreement with a third party whose management team is led by a member of the board of directors. Under the agreement the Company provides the implementation set up fee and Intraday Indices at no charge, with the remaining portions of the agreement billed at market price. In exchange for the no charge services, the third party agreed to set up a link on the third party’s website indicating “Markets provided by StockHouse.com.” These services were valued at the market rate for the set up fee provided.

          During fiscal 2006, we sold advertising to a company that is affiliated with our 50% owned subsidiary, Stockscores Analytics Corp. The one-time sale was approximately $85,000, which was market value for the services provided. The full amount was paid in 2007.

Director Independence

          Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our current directors except for Marcus New, our Chief Executive Officer, are independent as that term is defined by NASDAQ Rule 4200(a) 15.

Item 13. Exhibits

          The following exhibits are filed as part of this Form 10-KSB.

Exhibit
No.	Exhibit Title
10.1	Employment Agreement between Company and Marcus New
10.2	Employment Agreement between Company and Susan Lovell
21.1	List of Subsidiaries of the Company
23.1	Consent of Independent Registered Chartered Accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

          The following exhibits are incorporated by reference.

Exhibit	Exhibit Title
No.
3.1	Articles of Incorporation & Bylaws, is incorporated by reference to Form 10SB12G filed January 29, 1998. (File No. 000-23687)
3.3	Articles of Amendment dated September 20, 2001 is incorporated by reference to Form 8-K filed October 11, 2001
4.1	Form of Warrant for Common Stock is incorporated by reference to Form 8-K filed September 28, 2006. (File No. 000-23687)
10.1	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended, is incorporated by reference to Exhibit 10.1 filed on Form S-8 POS with the SEC on May 19, 2006. (File No. 333- 114481)
10.2	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed September 28, 2006. (File No. 000-23687)
10.3

Purchase Agreement between Stockgroup Information Systems Inc., Stockgroup Systems Ltd., Stockgroup Media, Inc., TeleCommunication Systems, Inc., and TeleCommunication Systems (Holdings) Limited. Agreement was originally filed on Form 8-K on February 16, 2007 as Exhibit 10.1. This agreement is incorporated herein by reference. (File No. 000-23687)

10.4

Audited Combined Financial Statements of Mobile Finance Division (A division of TeleCommunication Systems, Inc.) (“MFD”) and Unaudited Pro Forma Consolidated Financial Statements of Stockgroup Information Systems Inc originally filed on Form 8-K/A on April 16, 2007 as Exhibits 99.1 and 99.2. These financial statements are incorporated herein by reference. (File No. 000-23687)

10.5	Private Placement Subscription Agreement (incorporated by reference to Form 8-K filed May 21, 2007)
10.6	Registration Rights Agreement dated May 18, 2007 (incorporated by reference to Form 8-K filed May 21, 2007)
10.7	Asset Purchase Agreement dated May 8, 2007 between the Company and Semotus Solutions Inc. (incorporated by reference to Form 8-K filed May 5, 2007)
10.8	Amended Purchase Agreement dated as of January 24, 2007 between the Company and TeleCommunication Systems, Inc. (incorporated by reference to Form 8-K filed February 20, 2007)
10.9	Purchase Agreement dated as of January 24, 2007 between the Company and TeleCommunication Systems, Inc. (incorporated by reference to Form 8-K filed February 20, 2007)
10.10	Employment Agreement between Company and Karl Buhr (incorporated by reference to Form 8-K filed February 21, 2008)

10.11	Employment Agreement between Company and Dana Stetson (incorporated by reference to Form 8-K filed February 21, 2008)
10.12	Employment Agreement between Company and Audrey Brownmiller (incorporated by reference to Form 8-K filed February 21, 2008)
10.13	2007 Stock Option Plan (incorporated by reference to Exhibit 4.1 filed on Form S-8 with the SEC on June 14, 2007 File No. 333-143763)
99.1	Audit Committee Charter of the Company is incorporated by reference to Form 8-K filed on February 20, 2007. (File No. 000-23687)

Item 14. Principal Accountant Fees and Services

          Services performed by our principal accountant during 2007 consisted of the examination of our financial statements, services related to filings with the SEC and the TSX, consulting and regulatory filing reviews in connection with private placements, domestic and foreign tax compliance work, tax filings and tax consulting services.

Audit Fees

          Fees billed for audit services totaled approximately $204,000 for 2007 and $65,000 for 2006, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

Audit-Related Fees

          Fees billed for audit related services totaled approximately $9,000 for 2007 and $3,000 for 2006. Audit related fees include services related to other regulatory filings and other accounting matters.

Tax Fees

          Fees billed for tax services, including tax compliance and tax advice, totaled approximately $75,000 for 2007 and $46,800 for 2006.

All Other Fees

          All other types of fees totaled $2,000 in 2007. We did not incur other types of fees in 2006.

Pre-approval Policies and Procedures

          In accordance with our Audit Committee Charter, our Audit Committee is required to review and approve in advance all audit, audit-related, tax, and other services performed by the principal accountant. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the principal accountant is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting. For 2007, the Audit Committee pre-approved 100% of the fees incurred.

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

By: /s/ Marcus New
Marcus A. New
President and Chief Executive Officer

Date: April 1, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer
/s/ Marcus New	(Principal Executive Officer) and Director	April 1, 2008
Marcus A. New
Chief Financial Officer
/s/ Susan Lovell	(Principal Financial and Accounting Officer)	April 1, 2008
Susan Lovell

/s/ David Caddey	Director	April 1, 2008
David Caddey

/s/ Lee deBoer	Director	April 1, 2008
Lee deBoer

/s/ Stephen Zacharias	Director	April 1, 2008
Stephen Zacharias

/s/ Thomas Baker	Director	April 1, 2008
Thomas Baker