Form 10-Q
period 2008-03-31
STOCKGROUP INFORMATION SYSTEMS INC
filed 2008-05-14
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes: [X]   No: [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes: [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by court. Yes: [   ]   No: [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,695,922 common shares at May 13, 2008 (no par value)

Stockgroup Information Systems Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Stockgroup Information Systems Inc.
CONSOLIDATED BALANCE SHEETS
(Expressed in Thousands of U.S. Dollars, except number of common shares)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,690	$2,821
Accounts receivable (net of allowances of $464 and $456)	2,019	1,906
Prepaid and other current assets	884	752
TOTAL CURRENT ASSETS	4,593	5,479

Property and equipment, net (note 6)	695	703
Goodwill (note 3)	99	99
Intangible assets, net (notes 3 & 4)	1,386	1,530
TOTAL ASSETS	$6,773	$7,811

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (note 6)	$1,976	$1,818
Accrued liabilities (note 6)	2,956	2,824
Deferred revenues	1,265	1,341
Capital lease obligations	190	190
TOTAL CURRENT LIABILITIES	6,387	6,173

Long-term payable	47	41
Long-term capital lease obligations	59	66
Long-term deferred revenues	34	15
TOTAL LIABILITIES	6,527	6,295

Shareholders’ Equity (note 5):
Common stock, no par value:
authorized 75,000,000 shares;
issued and outstanding 41,395,922 and 40,916,921 shares	19,027	18,902
Additional paid-in capital	3,703	3,652
Accumulated deficit	(22,484)	(21,038)
TOTAL SHAREHOLDERS’ EQUITY	246	1,516
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,773	$7,811

Commitments and contingencies (note 8)
Guarantees (note 9)

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Thousands of U.S. Dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUES
Licensing and subscriptions	$2,624	$2,175
Advertising	875	925
TOTAL REVENUES	$3,499	$3,100

OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	1,469	1,270
Sales and marketing	1,382	1,093
Research and development	382	285
General and administrative	1,915	1,015
Amortization of intangible assets	144	-
TOTAL OPERATING EXPENSES	5,292	3,663

Loss from operations	(1,793)	(563)
Interest and other income, net (note 7)	347	7
Net loss before income taxes	(1,446)	(556)
Provision for income taxes	-	1
Net loss and comprehensive loss	$(1,446)	$(557)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.02)

Common shares used in computing basic and diluted net loss
per share (thousands)	41,106	36,504

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in Thousands)
(Unaudited)

			Additional		Total
	Common	Common	paid-in	Accumulated	Shareholders’
	stock	stock	capital	deficit	Equity
	# of shares	$	$	$	$

Balance at December 31, 2006	35,350	13,793	3,394	(15,904)	1,283
Issuance of common shares pursuant to
exercise of employee stock options	734	236	(54)	-	182
Private placement transaction –
common shares and warrants	3,333	4,033	96	-	4,129
Issuance of common shares pursuant to
business acquisition	1,500	840	-	-	840
Stock based compensation	-	-	216	-	216
Net loss and comprehensive loss	-	-	-	(5,134)	(5,134)
Balance at December 31, 2007	40,917	18,902	3,652	(21,038)	1,516
Issuance of common stock pursuant to
exercise of employee stock options	480	125	(9)	-	116
Stock based compensation	-	-	60	-	60
Net loss and comprehensive loss	-	-	-	(1,446)	(1,446)
Balance at March 31, 2008	41,396	19,027	3,703	(22,484)	246

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

Stockgroup Information Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(1,446)	(557)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Amortization of property and equipment	84	101
Amortization of intangible assets	144	-
Stock-based compensation	60	34
Changes in operating assets and liabilities:
Accounts receivable	(113)	758
Prepaid and other current assets	(132)	(287)
Accounts payable	181	593
Accrued liabilities	133	(165)
Deferred revenues	(57)	(199)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,146)	278

Investing activities:
Purchases of property and equipment	(13)	(26)
Acquisition of Mobile Finance Division (note 3)	-	(134)
Acquisition of Semotus Assets	(18)	-
CASH USED IN INVESTING ACTIVITIES	(31)	(160)

Financing activities:
Proceeds on exercise of stock options	116	38
Repayment of capital lease obligations	(70)	(39)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	46	(1)

Net (decrease) increase in cash and cash equivalents	(1,131)	117
Cash and cash equivalents, beginning of period	2,821	2,013
Cash and cash equivalents, end of period	$1,690	2,130

Supplemental Cash Flow Information:
Cash	$1,689	$2,129
Cash equivalents	$1	$1
Interest paid	$2	$5
Taxes paid	$1	$1
Assets acquired through capital lease transactions	$63	$74
Value of shares issued for acquisition of Mobile Finance Division	$-	$840

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

Stockgroup Information Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

1. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Stockgroup Information Systems Inc. (“Stockgroup” or the “Company”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related footnotes thereto of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC on April 1, 2008. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these unaudited interim consolidated financial statements.

     The Company has a history of operating losses. During the quarter ended March 31, 2008 the Company generated a loss of $1,446,000, used cash in operations of $1,146,000 and as at March 31, 2008, had negative working capital of $1,794,000. Cash and cash equivalents at March 31, 2008 are not sufficient to meet the consolidated cash requirements of the Company for the next 12 months. On May 13, 2008 the Company closed a private placement of preferred shares for gross proceeds of $3,000,000 (Note 10). Management believes that these proceeds, along with the Company’s existing cash resources, provide sufficient resources to fund continuing operations and corporate development for the next 12 months.

     The business experiences seasonal variations with the fourth quarter sales usually being the strongest. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for other future operating periods. All amounts are stated in U.S. dollars unless otherwise indicated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have been no new policies adopted or changes in the Company’s accounting policies during the three months ended March 31, 2008 from those previously disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2007 except as follows:

Fair Value Measurements

     In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, (“FAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions FAS 157-1 and FAS 157-2 which exclude FAS 13 “Accounting for Leases” from the scope of FAS 157 and defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company adopted the provisions of FAS 157 (as amended by the FASB Staff Positions above) effective January 1, 2008. The adoption of FAS 157 did not impact the Company’s interim consolidated financial statements.

Stockgroup Information Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

Fair Value Option for Financial Assets and Financial Liabilities

     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure at fair value, at specified election dates, many financial instruments and certain other items that are not currently required to be measured at fair value. This statement is expected to expand the use of fair value measurement. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of FAS 159 commencing January 1, 2008 and currently the Company has not elected to report any additional assets or liabilities at fair value that were not already being reported at fair value. The adoption of FAS 159 did not impact the Company’s interim consolidated financial statements.

Recently issued accounting pronouncements

     In December 2007, the FASB issued FAS No. 141 (revised 2007) “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on its consolidated financial statements.

     In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

3. BUSINESS ACQUISITION

     On January 25, 2007 the Company announced that it had entered into a formal Purchase Agreement with TeleCommunication Systems, Inc. (“TCS”) pursuant to which the Company agreed to issue to TCS 1,500,000 common shares in the capital of the Company and to assume some TCS liabilities in exchange for certain assets of TCS that made up its Mobile Finance Division (“MFD”). The transaction closed on January 31, 2007. The acquisition of MFD was accounted for as a purchase of a business, with the Company being identified as the acquirer and MFD as the acquiree. These consolidated interim financial statements include 100% of the operating results of MFD from February 1, 2007.

StockgroupInformation Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

     The allocation of the purchase price of $1,188,000 included goodwill of $99,000 and intangible assets of $1,660,000. The following table presents details of the purchased identifiable intangible assets:

(In thousands of Dollars)	Estimated	January 31,	Net Amount	Net Amount
	Useful Life	2007 Amount	December 31,	March 31,
	(in years)		2007	2008
Intellectual property	4	$870	$671	$616
Customer relationships	2 - 4	790	547	481
		$1,660	$1,218	$1,097

     The estimated future amortization expense of purchased identifiable intangible assets is as follows:

2008 (remainder)	362
2009	359
2010	348
2011	28
Total	$1,097

     Under the terms of the Purchase Agreement with TCS the Company is indemnified for certain undisclosed liabilities of MFD as at the date of the transaction. The indemnity was extended from April 30, 2008 to May 14, 2008. The Company’s best estimate is that there are $300,000 of costs for liabilities not disclosed as at the date of acquiring MFD and therefore the Company has recorded a liability for this amount with a corresponding receivable for the same amount from TCS (included in prepaid and other current assets) as of March 31, 2008 and December 31, 2007. The Company believes that the maximum amount of potential undisclosed liabilities not recorded by the Company as of March 31, 2008 and December 31, 2007, is $650,000. The Company is working with TCS to review the liabilities disclosed at the date of acquisition.

Stockgroup Information Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

Pro forma Information (Unaudited)

     The following interim pro forma consolidated financial summary is presented as if the acquisition of MFD was completed as of January 1, 2007. The pro forma combined results have been prepared for informational purposes only and do not purport to be indicative of the results which would have actually been attained had the business combination been consummated on the date indicated or of the results which may be expected to occur in the future.

Three Months Ended
(In thousands of Dollars, except per share data)	March 31, 2007

REVENUES
Licensing and Subscriptions	$2,685
Advertising	925
$3,610
Total Operating Expenses net of Other Income
(Expense)	4,300

Net loss and comprehensive loss	$(690)

Net loss per common share: Basic and diluted	$(0.02)

Common shares used in computing basic and
diluted net loss per share (in thousands)	36,937

4. ASSET ACQUISITION

     On May 8, 2007 the Company entered into an Asset Purchase Agreement with Semotus Solutions Inc. (“Semotus”) pursuant to which the Company agreed to acquire certain intangible assets related to Semotus’ Mobile Finance business for total cash consideration of up to $350,000 payable as follows:

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

     Should monthly gross revenues fall below $15,000 per month at any time, the purchase price will be deemed to be paid in full.

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

     For the three months ended March 31, 2008, purchase consideration of $18,000 (three months ended March 31, 2007 - $Nil) relating to monthly gross revenues was paid to the vendor. Of the total balance of

StockgroupInformation Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

$119,000 (December 31, 2007 - $137,000) expected to be payable as of March 31, 2008, $72,000 (December 31, 2007 - $96,000) is included in accounts payable and $47,000 (December 31, 2007 - $41,000) has been recorded on the consolidated balance sheet as a long-term payable expected to be paid in 2009. For the three months ended March 31, 2008 amortization of the Semotus intangible assets was $23,000 (three months ended March 31, 2007 - $ Nil).

5. SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. During the three month period ending March 31, 2008, the Company issued shares on the exercise of stock options. During 2007, the Company issued shares on the exercise of stock options and also in a private placement transaction.

Stock-Based Compensation Plans and Stock-Based Award Activity

     Generally, stock options granted under the Plans vest quarterly over a 2 year period. Stock options granted to management generally vest quarterly over a four year period. All stock options are denominated in U.S. dollars and expire either five or six years after the date of grant.

     The following table provides information on the Company’s outstanding options and options available for grant at March 31, 2008 and activity since December 31, 2007:

		Options Outstanding
					Weighted
	Number of			Weighted	Average	Aggregate
	Options			Average	Remaining	Intrinsic
	Available	Number of	Price Per	Exercise	Contractual	Value -
	For Grant	Options	Share	Price	Term	$
			$	$	(in years)	(in thousands)

Balance at December
31, 2007	2,931,775	3,861,625	$0.12 - $1.25	$0.64	2.34	$865
Options granted	(650,000)	650,000	$0.41 - $0.59
Options exercised	-	(480,000)	$0.22 - $0.42
Options expired	-	(15,000)	$0.29
Options forfeited	369,000	(369,000)	$0.31 - $1.06
Balance at March 31,
2008	2,650,775	3,647,625	$0.15 - $1.25	$0.64	2.65	$296
Vested and exercisable
at March 31, 2008		2,308,500		$0.52	1.05	$287

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at March 31, 2008 and the exercise price of the underlying awards, where the stock options are in-the-money. At March 31, 2008 there were 2,094,375 in-the-money options outstanding and 1,932,250 in-the-money options vested and exercisable.

Stockgroup Information Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

     The following table summarizes the Company’s unvested stock options as of March 31, 2008, and changes since December 31, 2007:

		Weighted-Average Grant
	Number of Awards	Date Fair Value
Unvested at December 31, 2007	1,098,906	$0.50
Granted	650,000	$0.44
Vested	(40,781)	$0.17
Forfeited	(369,000)	$0.51
Unvested at March 31, 2008	1,339,125	$0.49

     As of March 31, 2008 total unrecognized compensation expense related to unvested awards granted under the Company’s stock option plans was $387,000 and is expected to be recognized over a weighted-average period of 2.7 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the year ended December 31, 2007.

Stock-Based Compensation Expense

     During the three months ended March 31, 2008 and 2007 net loss included the following stock-based compensation expense:

	Three Months Ended
(In thousands of Dollars)	March 31,
	2008	2007
Sales and marketing	$(7)	$5
Research and development	(3)	3
General and administrative	70	26
Total stock-based compensation expense	$60	$34

Valuation Assumptions Used in Fair-Value Based Calculation Model

     The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for the three months ending March 31, 2008 and 2007 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected life (in years)	5	5
Risk-free interest rate	4%	4%
Expected volatility	101%	66%
Dividend yield	0%	0%
Fair value per stock option	$0.38	$0.22

     The expected life of employee stock options is based on the average expected life of all outstanding stock options taking into consideration past employee exercise behavior. The exercise price of the stock option is equal to the market value of the Company’s common stock on the grant date. The Company uses the zero coupon interest yield rate comparable to the expected life of the option. Expected volatility is based on historical computations of the Company’s volatility. The estimated fair value of the stock-based awards is amortized over the vesting period of the underlying awards on a graduated basis.

Stockgroup Information Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

6. BALANCE SHEET COMPONENTS

	March 31,	December 31,
(In thousands of Dollars)	2008	2007

Accounts payable
Trade accounts payable	$1,677	$1,517
Current portion of amount due to asset acquisition vendor
(note 4)	72	95
Sales taxes payable	227	206
Total accounts payable	$1,976	$1,818

Accrued liabilities
Accrued liabilities	$1,843	$1,810
Accrued data costs	840	740
Customer deposits	273	274
Total accrued liabilities	$2,956	$2,824

Property and equipment
Computer equipment	$1,146	$1,143
Computer equipment under capital lease	749	686
Computer software	339	336
Website software	638	638
Office furniture and equipment	244	237
Leasehold improvements	110	110
Total cost	3,226	3,150
Less: accumulated amortization	(2,531)	(2,447)
Property and equipment, net	$695	$703

     In the three months ended March 31, 2008 amortization expense related to property and equipment totalled $84,000 including $36,000 amortization for capital assets under lease. In the three months ended March 31, 2007 amortization expense was $101,000, including $31,000 of amortization for capital assets under lease.

StockgroupInformation Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

7. SEGMENTED INFORMATION

     The Company operates in one reportable segment. The Company defines a reportable segment as a component of the Company for which separate financial information is available and which is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

The following information is presented by the customer’s geographic area:

(In thousands of Dollars)
For the three months ending	North	United
March 31, 2008	America	Kingdom	Spain	Australia	Benelux	Total

REVENUES
Licensing and subscription	$1,921	$363	$133	$113	$94	$2,624
Advertising services	875	-	-	-	-	875
TOTAL REVENUES	$2,796	$363	$133	$113	$94	$3,499

(In thousands of Dollars)
For the three months ending	North	United
March 31, 2007	America	Kingdom	Spain	Australia	Benelux	Total

REVENUES
Licensing and subscription	$1,576	$351	$85	$79	$84	$2,175
Advertising services	925	-			-	925
TOTAL REVENUES	$2,501	$351	$85	$79	$84	$3,100

     During the three months ended March 31, 2008 and 2007 the Company had no customers whose revenue represented greater than 10% of total revenues. No customer accounted for greater than 10% of outstanding trade receivables at March 31, 2008. (December 31, 2007 - one customer). Substantially all of the Company’s property and equipment is located in Canada.

8. COMMITMENTS AND CONTINGENCIES

Commitments

     The total contractual cash obligations of $3.6 million disclosed in the consolidated financial statements of the Company for the year ended December 31, 2007, have increased to $4.1 million due to the addition of capital leases and the addition of an operating lease for the Company’s Toronto offices.

     The Company has capital lease obligations for servers and computer equipment required for its web sites, streaming data and hosting services. The increase in commitments for the remainder of 2008 and 2009 for these items is $23,000 and $31,000 respectively. The total additional commitment for operating leases for the remainder of 2008 and 2009 is approximately $21,000 and $128,000 respectively.

Litigation

     The Company was the plaintiff in a lawsuit filed in Ontario Superior Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which the Company sought to recover approximately $457,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consisted of unused advertising credits which were prepaid by the Company in 1999. The case was resolved by a negotiated settlement during the first quarter of 2008 and the defendant paid $340,000 to the Company in full settlement, included in Other Income.

Stockgroup Information Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

     The Company was the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The Plaintiff, a former employee of the Company, sought damages, interest and costs in the order of approximately $218,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia in a trial beginning on December 3rd, 2007 and ending on December 7th, 2007. The Court reserved judgment, and handed down its decision subsequent to the end of the period, in which it awarded the Plaintiff $11,000 in damages, plus costs.

     The Company is the plaintiff in a lawsuit filed in the Commercial & Equity Division of the County Court of Victoria in Melbourne, Australia against The Eight Black Partnership Pty and Simon Chen, in which the Company seeks to recover approximately $435,000 from the defendant. The defendant was a reseller of the Company’s MarketStream service in Australia and the amount sought by the Company consists of unpaid MarketStream subscription fees from July 2006 to May 2007, plus interest. The case is currently pending final resolution and there is uncertainty as to what value, if any, will be derived from the lawsuit. No provision has been made for recovery of these credits in the financial statements in any year.

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

9. ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES

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

     The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and generally are not limited in amount, so it is not possible to express the amount at risk in dollars. Historically, the Company has not been obligated to make significant payments on account of these obligations, and accordingly, no liabilities were recorded for these obligations of this nature on its balance sheets as of March 31, 2008 and December 31, 2007. The Company carries coverage under certain insurance policies to protect itself in the case of an unexpected liability; however, this coverage may not be sufficient.

10. SUBSEQUENT EVENTS

Equity Financing

     On April 30, 2008 the Company entered into a stock purchase agreement with PEAK6 Capital Management LLC. Under the terms of the agreement the Company will issue 3,000 shares of Series A convertible preferred shares at a price of $1,000 per share to PEAK6 for total proceeds to the Company of $3,000,000. Each preferred share has an annual dividend of 7% payable in cash or stock at the option of the Company and is convertible to 2,200 common shares of the Company. The preferred shares are non-voting

Stockgroup Information Systems Inc.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008

until conversion and automatically convert into common shares at the end of twenty four months from date of issuance at a price of $0.4545 per common share. The preferred shares are subject to a six month hold period and the Company may redeem them at any time after 90 days by paying 110% of their value. The private placement closed on May 13, 2008.

Performance Stock Options

     On April 28, 2008 the Company entered into a performance stock option agreement with Karl Buhr, Chief Operating Officer of the Company. Under the terms of the agreement, Mr. Buhr has been granted options to purchase up to 250,000 shares of the Company at a price of $0.38 per share. The options vest over a three year period and expire over a five year period from the date of the agreement. The options are earned in defined amounts and, subject to the vesting provisions, can be exercised only if the Company achieves certain pre-defined business targets before December 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this quarterly report on Form 10-Q and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-KSB for the year ended December 31, 2007. Certain statements contained herein constitute "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. In some cases forward-looking statements can be identified by terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and (iv) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

Foreign Currency and Exchange Rates

     All amounts in this quarterly report are stated in United States Dollars unless otherwise indicated. For purposes of consistency, Canadian Dollars have been converted into United States currency at the following rates:

Per 1 US Dollar
Average for the first quarter of 2008	C$ 1.00
Rate at March 31, 2008	C$ 1.03

Overview

Our Business

     Our services can be separated into two categories: (i) Licensing and Subscriptions; and (ii) Advertising Services. The basic commonalities between the two categories are that all of our services relate to the financial markets and all are currently delivered over the Internet or mobile devices.

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

     On January 31, 2007 we closed a transaction for the purchase of a division of TeleCommunication Systems, Inc., known as the Mobile Finance Division, or MFD. The acquired business specializes in the sale of a wireless service delivering financial market data, news, and limited analytics like charting and portfolio functionality. We believe that the wireless platform we have obtained with this acquisition is of strategic value that can grow within our existing operations. Having a wireless platform for content delivery, including our StockStream product, is an important part of our strategy for the growth of our enterprise and increase in our number of retail customers. We believe that adding this wireless capability should also provide us with additional scalability in distributing our content.

     On May 8, 2007, we entered into a purchase agreement with Semotus Solutions Inc. (“Semotus”) whereby we agreed to acquire the financial information services assets of Semotus, a Los Gatos, California based provider of mobile enterprise software solutions. The acquired software and customer base further enhances our ability to offer our customers a range of scalable wireless financial market data services.

     The results of the MFD business acquisition and the Semotus asset acquisition from February 1, 2007 and May 8, 2007, respectively, are included in the consolidated financial statements.

Recent Corporate Developments

     Since the completion of our fiscal year ended December 31, 2007 we have experienced the following significant corporate developments:

     On October 1, 2007, the Company launched a beta version of its fundamentally redesigned website, www.Stockhouse.com and went into full release of the redesigned website on April 3, 2008. The new website uses enhanced social networking and collaboration tools and technology to help users of the website share information, opinions and insights. One of the key features of the new website is a proprietary user reputation and content ranking system to help users of the website filter content posted on the website by other users and determine who the highest quality members of the community are. The investor reputation and content ranking systems consists of human, wisdom of crowd, performance, participation and algorithmic filters to determine the highest quality contributors and content.

     Effective January 7, 2008, we entered into an employment agreement with Karl Buhr to serve as the Company’s Chief Operating Officer. Pursuant to the terms of his employment agreement, Mr. Buhr is to receive an annual base salary of $190,000, subject to normal salary increases. In addition, he is entitled to an annual $70,000 maximum incentive compensation bonus. On January 7, 2008, Mr. Buhr was granted

500,000 time based stock options for the Company’s common shares, with one third vesting at the end of each full year for three years on the anniversary of the grant date. Mr. Buhr is entitled to 6 months of salary and the prorated portion of bonuses earned which will include pay in lieu of notice, should we elect to terminate his employment without cause. Should Mr. Buhr’s job responsibilities be significantly altered, then Mr. Buhr may terminate the agreement for good reason and be entitled to 6 months of salary and the prorated portion of any bonuses earned.

     Effective January 8, 2008, we entered into an employment agreement with Dana Stetson to serve as the Company’s Vice President of Licensing and Subscription Sales. Mr. Stetson is to receive an annual base salary of $160,000 subject to normal salary increases, and is entitled to receive variable pay of up to 50% of his annual salary. On April 28, 2008, Mr. Stetson was granted stock options for 135,000 of the Company’s common shares, vesting at one third per year over a three year period on the anniversary of the grant date. Commencing April 8, 2008, Mr. Stetson is entitled to one month of pay for each year of employment up to a maximum of 4 months, if the Company elects to terminate Mr. Stetson’s employment with the Company without cause.

     Effective February 1, 2008, we entered into an employment agreement with Audrey Brownmiller, formerly a Director of Operations for the Company, to serve as the Company’s Vice President of Operations. Ms. Brownmiller is to receive an annual base salary of $125,000 subject to normal salary increases, and is entitled to an annual $20,000 maximum incentive compensation bonus. On January 15, 2008, Ms. Brownmiller’s original grant of stock options for 75,000 common shares of Company stock (with 6.25% of the original number of options vesting on the third month anniversary of her start date and an additional 6.25% vesting on each three-month anniversary thereafter until all the options are vested) were increased by stock options for an additional 60,000 common shares of Company stock, with one third of these additional options vesting at the end of each year for three years on the anniversary of the grant date. For the Company’s termination of Ms. Brownmiller’s employment with the Company without cause, the Employment Standards Act of British Columbia would govern.

     Effective April 17, 2008, we appointed Janet Scardino as a director of the Company. Ms. Scardino is currently President and Chief Marketing Officer of The Knot, Inc., a NASDAQ listed company. She was the Executive Vice President of Reuters Group PLC. from March 2005 through August 2007 and the Executive Vice President and Managing Director of the Media division of Reuters from January 2006 through August 2007. Ms. Scardino also served as Executive Vice President and Global Head of Marketing of Reuters Media from March 2005 through January 2006. Between February 2003 and March 2005, Ms. Scardino was a digital media entrepreneur. From March 2001 to February 2003, Ms. Scardino was Senior Vice President, International Marketing for the America Online division of AOL Time Warner Inc. Between 1998 and 2001, Ms. Scardino was Managing Director for the Disney Channel Italy, a wholly owned subsidiary of The Walt Disney Company. Prior to that, Ms. Scardino served in various positions for MTV Networks from 1987 to 1997, most recently as Vice President, International Marketing for MTV: Music Television. Ms. Scardino received a B.S. in Communications from Emerson College in 1981.

     We agreed to pay Ms. Scardino $15,000 per annum in consideration for her services as a director for Stockgroup and she will be paid an additional $2,000-$3,000 per annum if she serves as chairperson of any committee of the board of directors. On April 17, 2008, Ms. Scardino was granted 75,000 non-qualified stock options to purchase shares of the common stock of Stockgroup at an exercise price of $0.36 per share expiring on April 17, 2013. The stock options will vest over a period of two years from the date of grant, with 37,500 options vesting on April 17, 2009 and 37,500 options vesting on April 17, 2010.

     Effective April 30, 2008 we entered into a stock purchase agreement (the “Purchase Agreement”) with PEAK6 Capital Management LLC (the “Investor”) pursuant to which the Company agreed to issue 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share for aggregate gross proceeds of $3,000,000. Each preferred share has an annual dividend of 7% payable in cash or stock at the option of the Company and is convertible to 2,200 common shares of the Company. The preferred shares are non-voting until conversion and automatically convert into common shares at the end of twenty four months from date of issuance at a price of $0.4545 per common share. The preferred shares are subject to a six month hold period and the Company may redeem them at any time after 90 days by paying 110% of their value. The closing of the private placement occurred on May 13, 2008. See “Item 2. Unregistered Sales of Equity Securities” below.

     On April 28, 2008 the Company entered into a performance stock option agreement with Karl Buhr, Chief Operating Officer of the Company. Under the terms of the agreement, Mr. Buhr was granted options to purchase up to 250,000 shares of the Company at a price of $0.38 per share. The options vest over a three year period and expire over a five year period from the date of the agreement. The options are earned in defined amounts and, subject to the vesting provisions, can be exercised only if the Company achieves certain pre-defined business targets before December 31, 2010.

Results of Operations

     The following table shows each line item on our unaudited consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

	Three Months Ended
	March 31,
	2008	2007
REVENUES
Licensing and Subscriptions	75%	70%
Advertising	25%	30%
	100%	100%
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	42%	41%
Sales and marketing	39%	35%
Research and development	11%	9%
General and administrative	55%	33%
Amortization of intangible assets	4%	-
TOTAL OPERATING COSTS AND EXPENSES	151%	118%

Loss from operations	(51%)	(18%)

Interest and other income, net	10%	-

Net loss before income taxes	(41%)	(18%)
Provision for income taxes	-	-

Net loss and comprehensive loss	(41%)	(18%)

Revenues

	Three Months Ended
(In thousands of Dollars)	March 31,
	2008	2007	Change $	Change %
Licensing and Subscriptions	$2,624	$2,175	$449	21%
Advertising	875	925	(50)	(5%	)
Total revenues	$3,499	$3,100	$399	13%

     Historically, the majority of our revenues are derived from customers located in North America. On February 1, 2007, we commenced business operations in the United Kingdom, Spain and Netherlands and our European revenues approximated 17% of total revenues for each of the three month periods ended March 31, 2008 and March 31, 2007.

Licensing and Subscriptions

     Licensing and Subscription revenues increased by 21% to $2,624,000 in the three months ended March 31, 2008 from $2,175,000 for the corresponding period in 2007. Of the revenue increase of $449,000, 43% is derived from the incorporation of a full three months of revenue in the three months ended March 31, 2008 from the acquisition of MFD and the Semotus assets and 57% of the increase is derived from new agreements to sell our Stockstream Platinum product to our institutional customers and the provision of additional services to our existing clients.

Advertising

     Advertising revenues include advertising on our Stockhouse websites and related properties. The Stockhouse brand name and the functionality of the Stockhouse website; including our Stockhouse Blogs, provide us with a link to the investment community. The Stockhouse website allows us to provide a range of advertising services for our clients where they gain exposure to an affluent group of consumers. We believe that the market for online advertising in general continues to grow and that there is a greater demand among companies for advertising targeted to the investment community.

     Advertising revenues decreased by 5% to $875,000 for the three months ended March 31, 2008 from $925,000 for the three months ended March 31, 2007. During the first quarter of 2008 we maintained the beta version of Stockhouse.com as a separate site. The maintenance of an additional site and the closing of the older version of Stockhouse.com during the three months ended March 31, 2008 contributed to difficulties in inventory management, advertising delivery and advertising sales. Revenues are also dependent on activity levels in the stock market and can fluctuate from period to period depending on the nature of services sold, including the mix of customers purchasing advertising and the amount of advertising purchased by customers. This revenue category was not impacted by our acquisition of MFD and Semotus.

     We historically see a slow down in our first and third quarter of each year in our advertising revenues. This is due to lower activity in the financial markets and weaker advertising spending after the Christmas holiday period and during the summer. Historically, our fourth quarter is our strongest quarter due to increased industry activity and consumer advertising.

Operating Costs and Expenses

	Three Months Ended
(In thousands of Dollars)	March 31,
	2008	2007	Change $	Change %
Cost of revenues
(exclusive of amortization)	$1,469	$1,270	$199	16%
Sales and marketing	1,382	1,093	289	26%
Research and development	382	285	97	34%
General and administrative	1,915	1,015	900	89%
Amortization of intangible assets	144	-	144	100%
Total operating costs and expenses	$5,292	$3,663	$1,629	44%

     Total operating costs and expenses increased by 44% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and increased to 151% of total revenues for the three months ended March 31, 2008 from 118% for the three months ended March 31, 2007. The majority of the increase is attributable to the operational costs associated with the acquisition and integration of our mobile finance operations and the need to provide the infrastructure base required to manage and grow the business.

We expect that total operating expenses will continue to increase as we expand our business, continue to integrate the mobile finance operations into our historical operations, and expand our product line, headcount and infrastructure. However we expect that cost of revenues will decrease as a percentage of revenue, going forward, due to consolidation and efficiencies in data costs and that there will be a decrease in research and development in the balance of 2008 from current levels, attributable to the completion of our redesigned website, www.Stockhouse.com.

Cost of revenues

     Our cost of revenues includes costs associated with bandwidth, data feeds and exchange fees, and other direct product costs. Total cost of revenues increased by 16% for the three months ended March 31, 2008 over the three months ended March 31, 2007 and increased to 42% of total revenues in 2008 from 41% for the three months ended March 31, 2007.

     There have been increases in costs for data feeds and airtime associated with the acquisition of MFD. The costs associated with providing streaming data to customers are very similar to those of our historical business. We anticipate that bandwidth costs will increase in 2008 to support growing demand. Generally, bandwidth costs are correlated with changes in our traffic levels of Stockhouse and the number of customers to which we license our platform. Increased traffic, as experienced in 2008 over 2007, resulted in expanded bandwidth requirements and additional costs.

     Costs associated with exchange fees and the provision of data feeds to our customers have increased year over year as data feed providers, including vendors and stock exchanges, have required purchasers of data to remit new user fees. We expect this trend to continue until we complete new agreements or successfully renegotiate some of our older, more expensive data contracts. The number of clients to which we provide data has increased in 2008 resulting in additional costs. We expect that data feed and exchange fees will increase as our customer base and their data requirements increase. However we expect that cost of revenues as a percentage of total revenues will decrease as our top line revenue continues to grow.

Sales and Marketing

     Sales and marketing expenses increased by 26% to $1,382,000 for the three months ended March 31, 2007, from $1,093,000 for the three months ended March 31, 2007. The acquisition of MFD resulted in additional sales personnel and the costs associated with those individuals. We have also continued to invest in marketing the Stockhouse brand and to strengthen the sales and marketing team for our traditional business.

     As a percentage of total revenues, sales and marketing expenses were 39% for the three months ended March 31, 2008 and 35% for the three months ended March 31, 2007. These increases are primarily due to the additional headcount and increased marketing expenses with increases in sales revenue yet to be fully realized.

Research and development

     Research and development expenses increased by 34% to $382,000 for the three months ended March 31, 2008, from $285,000 for the same period in 2007. The increase in the 2008 quarter over 2007 is due to the development work required for the full release of the new Stockhouse website.

General and Administrative

     General and administrative expenses increased by 89% to $1,915,000 for the three months ended March 31, 2008, from $1,015,000 for the three months ended March 31, 2007. These expenses as a percentage of total revenues increased to 55% for the three months ended March 31, 2008 compared to 33% for the same period in 2007. The acquisition of the mobile finance operation has increased general and administrative expenses associated with being an international entity and the increased costs are associated with payroll, an in-house human resources department, consultants and professional fees. Costs associated with travel and promotion of our business and support to the increased functionality of the Stockhouse website have also increased during the current quarter.

Amortization of intangible assets

     Amortization of intangible assets was $144,000 for the three months ended March 31, 2008 and $Nil for the three months ended March 31, 2007. This expense is associated with our purchase of MFD and the Semotus assets.

Interest and other income (expense)

	Three Months Ended
(In thousands of Dollars)	March 31,
	2008	2007
Interest income	$12	$13
Interest expense	(2)	(6)
Other income	337	–
Total interest and other income	$347	$7

     We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The majority of interest expense represents interest charged on capital lease obligations. Other income in the three months ended March 31, 2008 arises mainly from the favourable settlement of the Hollinger litigation referenced in Note 8 of the Notes to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $1,690,000 at March 31, 2008 a decrease of $1,131,000 from December 31, 2007.

	Three Months Ended
(In thousands of Dollars)	March 31,
	2008	2007
Cash (used in) provided by operating activities	$(1,146)	$278
Cash used in investing activities	(31)	(160)
Cash provided by (used in) financing activities	46	(1)
Net (decrease) increase in cash and cash equivalents	$(1,131)	$117

Operating Activities. During the three months ended March 31, 2008 we used more cash than we generated from operations. This was primarily due to the use of cash to fund the expenses arising from the integration of our international operations and the build up of the infrastructure base required to manage and grow our expanded operations. Receivables collections have also been slower requiring increased funds for operations and this was partially offset by increase in our accounts payable and accrued liabilities.

Investing Activities. Cash used of $31,000 for the three months ended March 31, 2008 represents additions to property and equipment and payments to Semotus, as per the agreed acquisition terms.

Financing Activities. Net cash provided by financing activities was $46,000 in the three months ended March 31, 2008. Cash received on the exercise of stock options was $116,000 and this was partially offset by repayment of capital lease obligations of $70,000.

Future Liquidity Requirements

     Changes in the demand for our products and services, and those of our recently acquired business will continue to impact our operating cash flow. At March 31, 2008 our cash and cash equivalents are not sufficient to meet our consolidated requirements for the next 12 months, including but not limited to working capital, capital expenditures, contractual cash commitments, and the costs associated with the integration of MFD into our business. Since our cash and cash equivalents are not adequate for our long term needs we will likely choose to raise additional financing through the issuance of equity or debt securities. We can give no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements, or even if we can raise additional capital, that we can do so on terms that are commercially reasonable. We do not expect to declare or pay any cash dividends in the foreseeable future.

     On April 30, 2008 the Company entered into a stock purchase agreement with PEAK6 Capital Management LLC. Under the terms of the agreement the Company will issue 3,000 shares of Series A convertible preferred shares at a price of $1,000 per share to PEAK6 for total proceeds to the Company of $3,000,000. The details of the transaction are more fully described in “Item 2. Unregistered Sales of Equity Securities” below.

     On May 8, 2007, we closed an acquisition for the purchase of certain intangible assets from Semotus Solutions Inc. In consideration for these assets, we paid $150,000 of the purchase price on May 9, 2007. The remainder is payable at a rate of 30% of monthly gross revenues earned from customer contracts purchased from Semotus until an additional $200,000 is paid or within two years whichever occurs first. If the gross revenues fall below 25% of prior revenue within the first nine months post close, the amount payable monthly will decrease to 15% of monthly gross revenues. Furthermore, should monthly gross revenues fall below $15,000 per month at any time; the purchase price will be deemed paid in full. As of March 31, 2008 the outstanding payable was $119,000 which we expect will be fully paid within the two year period.

Contractual Obligations

     Our contractual obligations have increased by $521,000 from December 31, 2007 due to the addition of capital leases and an operating lease commitment for our Toronto office. The total additional commitment for operating leases for the remainder of 2008 and 2009 is approximately $21,000 and $128,000 respectively.

     The Company has capital lease obligations for servers and computer equipment required for our web sites, streaming data and hosting services. The additional commitment for the remainder of 2008 and 2009 for these items is $23,000 and $31,000 respectively.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of March 31, 2008 or December 31, 2007 as that term is defined in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies

     Our audited consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-KSB and our unaudited interim consolidated financial statements and notes thereto included in our Quarterly Reports are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected.

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Cost of Revenue accruals
  Stock-based Compensation
  Business Combinations
  Foreign Currency
  Accounting for Income Taxes
  Goodwill and other intangible assets

     There have been no significant changes in our critical accounting policies during the three months ended March 31, 2008 compared to those previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 except for the adoption of the policy on Fair Value Measurements and the policy on Fair Value Option for Financial Assets and Financial Liabilities as described in Note 2 – Summary of Significant Accounting Policies – of the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Form 10-Q.

Recently issued accounting pronouncements

     In December 2007, the FASB issued FAS No. 141 (revised 2007) “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on its consolidated financial statements.

     In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

Risk Factors Affecting Our Business

     We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto including the cautionary statement on “forward looking statements” of this quarterly report and other parts of Management’s Discussion and Analysis included in this Report on Form 10-Q. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

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

We face government regulation and legal uncertainties.

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

     We are also dependent upon the personnel acquired through our acquisition of Mobile Finance, especially in the short term to transfer business knowledge. In the event that we lose any or all of these employees there may be a significant impact on our business in sales, cost, and customer service.

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

     In 2007, customers, primarily in North America, Europe and Australia purchased our products and in 2008 customers in North America, Europe and Australia will continue to purchase our products. In addition, a portion of the revenue historically generated by our company has typically been generated outside the United States. We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

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

     Through the purchase of MFD, we acquired their legacy business of providing financial information to pager devices. Pagers represent the majority of the revenue of the company at acquisition. Most customers have been with the company for years but are changing to other types of wireless devices. The company has seen a rapid loss of subscribers for its pager service and there can be no assurance that the Company can convert the subscribers to its Marketstream wireless offering. In addition, telecommunication companies are shutting down their pager networks and rendering the service inoperable. If this occurs in countries we operate in, we would be unable to service our pager customers.

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

Our Business and Stock Price May Be Adversely Affected If Our Internal Controls Are Not Effective.

     Section 404 the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting and our management is required to assess and issue a report concerning our internal control over financial reporting. Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting.

     As described in “Part II — Item 8A. Controls and Procedures” of our Form 10-KSB for the year ended December 31,2007 our Chief Executive Officer and Chief Financial Officer concluded, as discussed below, that a material weakness existed in our control over financial reporting as of December 31, 2007 and as a result, that our disclosure controls and procedures were not effective.

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

     In the aggregate, beneficial ownership of our shares by our officers, directors and management represents approximately 16% of issued and outstanding shares of our common stock at March 31, 2008. These shareholders, if acting together, will be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

     As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At March 31, 2008, there were 41,396,000 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

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

     Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States, any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

Item 4. Controls and Procedures

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

     Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

     As disclosed in our Form 10-KSB filed on April 1, 2008, during our 2007 year end closing process our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were not effective as at December 31, 2007, owing to a material weakness relating to the financial controls over reporting procedures of the European operations of the Mobile Finance Division acquired from TeleCommunication Systems.

     As a result of these findings management has transferred the consolidation of the European entities to the Vancouver office, and implemented additional levels of supervisory review. Although the Company has implemented these changes, there can be no assurance that these measures can definitively prevent material errors from occurring in the future. Management will continue to review processes and make necessary changes to strengthen the Company’s system of internal controls over financial reporting.

     The changes to the Company’s internal controls over financial reporting described above were implemented during the three months ended March 31, 2008. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company was the plaintiff in a lawsuit filed in Ontario Superior Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which the Company sought to recover approximately $457,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consisted of unused advertising credits which were prepaid by the Company in 1999. The case was resolved by a negotiated settlement during the first quarter of 2008 and the defendant has paid $340,000 to the Company in full settlement.

     The Company was the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The Plaintiff, a former employee of the Company, sought damages, interest and costs in the order of approximately $218,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia in a trial beginning on December 3rd, 2007 and ending on December 7th, 2007. The Court reserved judgment, and handed down its decision subsequent to end of the period covered by this report, in which it awarded the Plaintiff $11,000 in damages, plus costs.

     The Company is the plaintiff in a lawsuit filed in the Commercial & Equity Division of the County Court of Victoria in Melbourne, Australia against The Eight Black Partnership Pty and Simon Chen, in which the Company seeks to recover approximately $435,000 from the defendant. The defendant was a reseller of the Company’s MarketStream service in Australia and the amount sought by the Company consists of unpaid MarketStream subscription fees from July 2006 to May 2007, plus interest. The case is currently pending final resolution and there is uncertainty as to what value, if any, will be derived from the lawsuit. No provision has been made for recovery of these credits in the financial statements in any year.

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

Item 1A. Risk Factors

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed below, we did not complete any sales of our equity securities that were not registered under the Securities Act of 1933, since the completion of our fiscal year ended December 31, 2007:

     Effective April 30, 2008 we entered into a stock purchase agreement (the “Purchase Agreement”) with PEAK6 Capital Management LLC (the “Investor”) pursuant to which the Company agreed to issue 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share for aggregate gross proceeds of $3,000,000. Pursuant to the terms of the Purchase Agreement, the Company is required to file with the Colorado Secretary of State a certificate of designation, designating 3,000 shares of its preferred stock as Series A convertible preferred stock (the “Preferred Stock”) with certain rights and restrictions, including the following:

(i) In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock is entitled to be paid first out of the assets of the Company for distribution to stockholders an amount up to $1,000 per share of Preferred Stock (the “Liquidation Amount”) subject to certain adjustments as more specifically set out in the Purchase Agreement.

(ii) Each share of Preferred Stock is convertible into shares of common stock commencing 180 days after the issuance of the Preferred Stock and will automatically convert into common stock after two years from the date of issuance at a conversion price equal to the Liquidation Amount divided by $0.4545 per share of Preferred Stock.

(iii) Except as to any matters which adversely affect holders of Preferred Stock, holders of Preferred Stock are not entitled to notice or to vote on any matters submitted to the common stockholders for a vote.

(iv) Holders of Preferred Stock are entitled to receive such dividends when, as and if declared by the board of the Company from time to time in the board’s discretion, at a rate of 7% of the Liquidation Amount per share of Preferred Stock per year.

(v) At any time after 90 days from the date of the issuance of the Preferred Stock, the Company may redeem any outstanding Preferred Stock, at 110% of the Liquidation Amount plus accrued interest. A holder of Preferred Stock has the right to convert Preferred Stock prior to redemption.

     The Investor also agreed, under the terms of the Purchase Agreement, that until October 31, 2009 it will vote all common stock it currently has or may subsequently acquire in a manner directed by the President of the Company. As at May 12, 2008, the Investor held 2,887,105 shares of our common stock. Closing of the Purchase Agreement was subject to the filing of Certificate of Designation for the Preferred Stock with the Secretary of State of Colorado and the issuance of the Preferred Stock to the Investor. The closing of the private placement occurred on May 13, 2008. The sale of the Preferred Stock was completed in accordance with Rule 506 of Regulation D (“Regulation D”) of the Securities Act of 1933 (the “Securities Act”) on the basis that the Investor represented that they were an “accredited investor” as such term is defined in Rule 501 of Regulation D. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

Exhibit
No.	Exhibit Title
3.1	Certificate of Designation for Series A Convertible Preferred Stock
10.14	Performance Stock Option Agreement dated April 28, 2008 between the Company and Karl Buhr
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1

Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

     The following exhibits are incorporated by reference:

Exhibit
No.	Exhibit Title
3.1	Articles of Incorporation & Bylaws is incorporated by reference to Form 10SB12G filed January 29, 1998 (File No. 000-23687)
3.3	Articles of Amendment dated September 20, 2001 is incorporated by reference to Form 8-K filed October 11, 2001
4.1	Form of Warrant for Common Stock is incorporated by reference to Form 8-K filed September 28, 2006. (File No. 000-23687)
10.1	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended, is incorporated by reference to Exhibit 10.1 filed on Form S-8 POS with the SEC on May 19, 2006 (File No. 333- 114481)
10.2	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed September 28, 2006 (File No. 000-23687)
10.3

Purchase Agreement between Stockgroup Information Systems Inc., Stockgroup Systems Ltd., Stockgroup Media, Inc., TeleCommunication Systems, Inc., and TeleCommunication Systems (Holdings) Limited is incorporated by reference to Form 8-K filed on February 16, 2007 (File No. 000-23687)

10.4

Audited Combined Financial Statements of Mobile Finance Division (A division of TeleCommunication Systems, Inc.) (“MFD”) and Unaudited Pro forma Consolidated Financial Statements of Stockgroup Information Systems Inc is incorporated by reference to Form 8-K/A filed on April 16, 2007. (File No. 000-23687)

10.5	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed on May 21, 2007 (File No. 000-23687)
10.6	Registration Rights Agreement dated May 18, 2007 is incorporated by reference to Form 8-K filed on May 21, 2007. (File No. 000-23687)
10.7	Asset Purchase Agreement dated May 8, 2007 between the Company and Semotus Solutions Inc. dated May 8, 2007 is incorporated by reference to Form 8-K filed on May 10, 2007 (File No. 000-23687).
10.8	Amended Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc. is incorporated by reference to Form 8-K filed on February 20, 2007. (File No. 000-23687)
10.9	Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc. is incorporated by reference to Form 8-K filed on February 20, 2007 (File No. 000- 23687).
10.10	Employment Agreement between the Company and Karl Buhr is incorporated by reference to Form 8-K filed on February 21, 2008. (File No. 000-23687).

10.11	Employment Agreement between the Company and Dana Stetson is incorporated by reference to Form 8-K filed on February 21, 2008. (File No. 000-23687).
10.12	Employment Agreement between the Company and Audrey Brownmiller is incorporated by reference to Form 8-K filed on February 21, 2008. (File No. 000-23687).
10.13	Series A Convertible Preferred Stock Purchase Agreement dated April 30, 2008 is incorporated by reference to Form 8-K filed on May 7, 2008 (File No. 000-23687)
10.15	2007 Stock Option Plan is incorporated by reference to Exhibit 4.1 filed on Form S-8 with the SEC on June 14, 2007 (File No. 333-143763)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKGROUP INFORMATION SYSTEMS INC.
(Registrant)

Date: May 14, 2008	By: /s/Marcus New
Marcus New
Chief Executive Officer
(Principal Executive Officer)

By: /s/Susan Lovell
Susan Lovell
Chief Financial Officer
(Principal Financial Officer)