Form 10-Q
period 2008-06-30
STOCKHOUSE INC
filed 2008-08-13
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: _______________ to _______________

Commission file number: 0-23687

STOCKHOUSE INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1379282
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 500-750 West Pender Street, Vancouver, British Columbia, V6C 2T7
(Address of principal executive offices)

(604) 331-0995
(Registrant’s telephone number, including area code)

STOCKGROUP INFORMATION SYSTEMS INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company[X]
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,295,922 common shares at August 11, 2008 (no par value)

STOCKHOUSE INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
CONSOLIDATED BALANCE SHEETS
(Expressed in Thousands of U.S. Dollars, except number of shares and per share information)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,494	$2,821
Accounts receivable (net of allowances of $539 and $456)	1,466	1,906
Prepaid and other current assets	531	752
TOTAL CURRENT ASSETS	5,491	5,479

Property and equipment, net (note 6)	624	703
Goodwill (note 3)	-	99
Intangible assets, net (notes 3 and 4)	506	1,530
TOTAL ASSETS	$6,621	$7,811

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (note 6)	$2,492	$1,818
Accrued liabilities (note 6)	2,202	2,824
Deferred revenues	1,257	1,341
Capital lease obligations	163	190
TOTAL CURRENT LIABILITIES	6,114	6,173

Long-term payable	-	41
Long-term capital lease obligations	30	66
Long-term deferred revenues	32	15
TOTAL LIABILITIES	6,176	6,295

Shareholders’ Equity (note 5):
Preferred stock:
authorized 5,000,000 shares
Series A convertible; $1,000 per share	2,969	-
Common stock, no par value:
authorized 75,000,000 shares;
issued and outstanding 41,295,922 and 40,916,921 shares	18,910	18,902
Additional paid-in capital	3,803	3,652
Accumulated deficit	(25,237)	(21,038)
TOTAL SHAREHOLDERS’ EQUITY	445	1,516
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,621	$7,811

Continuing operations (note 1)
Commitments and contingencies (note 8)
Guarantees (note 9)

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Thousands of U.S. Dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
		June 30,	June 30,
	2008	2007	2008	2007
REVENUES
Licensing and subscriptions	$2,567	$2,614	$5,191	$4,789
Advertising services	699	1,091	1,574	2,016
TOTAL REVENUES	$3,266	$3,705	$6,765	$6,805

OPERATING COSTS AND EXPENSES

Cost of revenues (exclusive of amortization)	1,441	1,590	2,911	2,860
Sales and marketing	1,275	1,260	2,656	2,353
Research and development	370	386	752	671
General and administrative	1,964	1,435	3,878	2,450
Amortization of intangible assets	144	271	288	271
Impairment of goodwill	99	-	99	-
Impairment of intangible assets	736	-	736	-

TOTAL OPERATING EXPENSES	6,029	4,942	11,320	8,605

Loss from operations	(2,763)	(1,237)	(4,555)	(1,800)

Interest and other income, net (note 8)	11	26	357	33
Net loss before income taxes	(2,752)	(1,211)	(4,198)	(1,767)
Provision for income taxes	1	-	1	1
Net loss and comprehensive loss	$(2,753)	$(1,211)	$(4,199)	$(1,768)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.03)	$(0.10)	$(0.05)

Common shares used in computing basic and
diluted net loss per share (thousands)	41,507	38,835	41,307	37,676

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in Thousands)
(Unaudited)

	Preferred		Common		Additional		Total
	shares	Preferred	stock	Common	paid-in	Accumulated	Shareholders’
	No. of	shares	No. of	stock	capital	deficit	Equity
	shares	U.S.$	shares	U.S.$	U.S.$	U.S.$	U.S.$
Balance at December 31,
2006	~~-~~	~~-~~	35,350	13,793	3,394	(15,904)	1,283
Issuance of common
shares pursuant to
exercise of employee
stock options	~~-~~	~~-~~	734	236	(54)	~~-~~	182
Private placement
transaction – common
shares and warrants	~~-~~	~~-~~	3,333	4,033	96	~~-~~	4,129
Issuance of common
shares pursuant to
business acquisition	~~-~~	~~-~~	1,500	840	~~-~~	~~-~~	840
Stock based
compensation	~~-~~	~~-~~	~~-~~	~~-~~	216	~~-~~	216
Net loss and
comprehensive loss	~~-~~	~~-~~	~~-~~	~~-~~	~~-~~	(5,134)	(5,134)
Balance at December 31,
2007	~~-~~	~~-~~	40,917	18,902	3,652	(21,038)	1,516
Issuance of series A
convertible preferred
shares	3	2,969	~~-~~	~~-~~	~~-~~	~~-~~	2,969
Issuance of common
stock pursuant to
exercise of employee
stock options	~~-~~	~~-~~	780	176	(9)	~~-~~	167
Shares returned to settle
acquisition liabilities
(note 3)	~~-~~	~~-~~	(400)	(168)	~~-~~	~~-~~	(168)
Stock based
compensation	~~-~~	~~-~~	~~-~~		160	~~-~~	160
Net loss and
comprehensive loss	~~-~~	~~-~~	~~-~~	~~-~~	~~-~~	(4,199)	(4,199)
Balance at June 30, 2008	3	2,969	41,297	18,910	3,803	(25,237)	445

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(4,199)	(1,768)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Amortization of property and equipment	179	216
Amortization of intangible assets	288	271
Impairment of goodwill	99	-
Impairment of intangible assets	736	-
Stock-based compensation	160	80
Changes in operating assets and liabilities:
Accounts receivable	440	174
Prepaid and other current assets	(79)	(182)
Accounts payable	654	560
Accrued liabilities	(495)	118
Deferred revenues	(67)	237
CASH USED IN OPERATING ACTIVITIES	(2,284)	(294)

Investing activities:
Purchases of property and equipment	(18)	(70)
Acquisition of Mobile Finance Division (note 3)	-	(224)
Acquisition of Semotus Assets (note 4)	(34)	(181)
CASH USED IN INVESTING ACTIVITIES	(52)	(475)

Financing activities:
Proceeds on exercise of stock options	167	119
Proceeds from issuance of preferred shares, net of costs	2,969	-
Proceeds on private placement, net of costs	-	4,146
Repayment of capital lease obligations	(127)	(56)
CASH PROVIDED BY FINANCING ACTIVITIES	3,009	4,209

Net increase in cash and cash equivalents	673	3,440
Cash and cash equivalents, beginning of period	2,821	2,013
Cash and cash equivalents, end of period	$3,494	5,453

Supplemental Cash Flow Information:
Cash	$1,028	$1,573
Cash equivalents	$2,466	$3,880
Interest paid	$3	$22
Taxes paid	$1	$-
Assets acquired through capital lease transactions	$63	$78
Value of shares issued for acquisition of Mobile Finance Division	$-	$840
Shares returned to settle acquisition liabilities	$168	$-

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

1. BASIS OF PRESENTATION AND CONTINUING OPERATIONS

     Effective July 10, 2008, the Company changed its name from Stockgroup Information Systems Inc. to Stockhouse Inc. (“Stockhouse” or the “Company”). As a result, effective July 21, 2008, Stockhouse traded on the Over-the-Counter Bulletin Board quotation service operated by the Nasdaq Stock Market, Inc. under its new trading symbol “STKH.OB” (previously since March 17, 1999 under the symbol “SWEB”) and on the TSX Venture Exchange under its new trading symbol “SHC.V” (previously since December 17, 2002 under the symbol “SWB”).

     The accompanying unaudited interim consolidated financial statements of Stockhouse Inc. have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related footnotes thereto of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC on April 1, 2008. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these unaudited interim consolidated financial statements.

     These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company has a history of operating losses. During the six months ended June 30, 2008 the Company generated a loss of $4,199,000 and used cash in operations of $2,284,000. On May 13, 2008 the Company closed an equity financing transaction for net proceeds of $2,969,000 (Note 5). Management believes that these proceeds, along with the Company’s existing cash resources, provide sufficient resources to fund continuing operations and corporate development for the next 12 months.

     The business experiences seasonal variations with the fourth quarter sales usually being the strongest. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for other future operating periods. All amounts are stated in U.S. dollars unless otherwise indicated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have been no new policies adopted or changes in the Company’s accounting policies during the six months ended June 30, 2008 from those previously disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2007 except as follows:

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

     At December 31, 2007, the allocation of the purchase price of $1,188,000 included goodwill of $99,000 and intangible assets of $1,660,000, of which $870,000 was allocated to intellectual property and $790,000 was allocated to customer relationships.

     The Company tests the carrying amount of identifiable intangible assets and goodwill annually as of December 31, or whenever events or circumstances indicate that impairment may have occurred. Due to the combination of continuing declining revenues from the acquired MFD business and the integration of former MFD European employee positions into the North American business, management concluded that there were sufficient indicators of impairment to test the carrying value of intangible assets and goodwill as at June 30, 2008. Impairment testing for goodwill is performed in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, requires the Company to complete a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. The impairment test indicated that the implied fair value of the Company’s goodwill was not in excess of its carrying value at June 30, 2008, and as a result the Company recorded an impairment loss of $99,000 as a non-cash charge to operating expenses.

     The Company evaluates long-lived tangible assets and definite-lived intangible assets for potential impairments in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). Under FAS 144, an impairment loss is recognized only if the carrying amount of a definite-lived intangible asset is not recoverable and exceeds its fair value. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. When analyzing intellectual property for impairment the Company uses a relief from royalty method which calculates the cost savings associated with owning rather than licensing the intellectual property, applying an assumed royalty rate within the Company’s discounted cash flow calculation. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset.

     As a result of this evaluation, the Company recorded an impairment loss totaling $524,000 to reduce the carrying value of the MFD definite-lived intangible assets to their estimated fair market value of $347,000 for intellectual property and $106,000 for customer relationships.

     The following table presents details of the acquired MFD intangible assets, both before and after the impairment charge.

				Net Amount	Net Amount
	Estimated	January 31,	Net Amount	June 30,	June 30,
(In thousands of Dollars)	Useful Life	2007	December	2008 (before	2008 (after
	(in years)	Amount	31, 2007	impairment)	impairment)
Intellectual property	4	$870	$671	$562	$347
Customer relationships	2 - 4	790	547	415	106
		$1,660	$1,218	$977	$453

The estimated future amortization expense of the MFD intangible assets is as follows:

2008 (remainder)	91
2009	174
2010	173
2011	15
Total	$453

     For the three and six months ended June 30, 2008, respectively, amortization of MFD intangible assets was $121,000 and $242,000 (three and six months ended June 30, 2007 were each $255,000).

Indemnity

     Under the terms of the Purchase Agreement with TCS the Company is indemnified for certain undisclosed liabilities of MFD as at the date of the transaction. The indemnity was extended from April 30, 2008 to May 14, 2008. At March 31, 2008, the Company’s best estimate was that there were $300,000 of costs for liabilities not disclosed as at the date of acquiring MFD and therefore the Company had recorded a liability for this amount with a corresponding receivable for the same amount from TCS (included in prepaid and other current assets) as of March 31, 2008 and December 31, 2007.

     The Company continued to work with TCS in the second quarter to review the undisclosed liabilities existing as at the date of the acquisition and concluded based on additional work completed that a revised estimate of $148,000 was appropriate, which was recorded as a liability as of June 30, 2008. On June 13, 2008, TCS and the Company agreed to settlement terms under the Purchase Agreement that in compensation for these previously indemnified liabilities, TCS would return 400,000 of the 1,500,000 Stockhouse common shares issued as part of the purchase consideration. These 400,000 shares were valued at the date of the settlement at $0.42 per share. The total value of the shares of $168,000 is considered full payment for the initially undisclosed liabilities of $148,000 plus costs of $20,000 associated with additional professional fees incurred to determine the undisclosed liabilities as at the date of acquisition. The settlement agreement also provided for an extension of the indemnity period for certain claims of undisclosed liability for two years from June 13, 2008.

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

	Three Months	Six Months
	Ended	Ended
(In thousands of Dollars, except per share data)	June 30, 2007	June 30, 2007

REVENUES
Licensing and subscriptions	$2,614	$5,299
Advertising services	1,091	2,015
	$3,705	$7,314
Total operating expenses net of Other income (expense)	4,814	9,280

Net loss and comprehensive loss	$(1,109)	$(1,966)

Net loss per common share: Basic and diluted	$(0.03)	$(0.06)

Common shares used in computing basic and diluted
net loss per share (thousands)	38,835	33,738

4. ASSET ACQUISITION

     On May 8, 2007 the Company entered into an Asset Purchase Agreement with Semotus Solutions Inc. (“Semotus”) pursuant to which the Company agreed to acquire certain intangible assets related to Semotus’ Mobile Finance business for total cash consideration of up to $350,000 payable as: (a) $150,000 cash payable at the Closing Date; and (b) 30% of monthly gross revenues earned from customer contracts purchased from Semotus until the remaining $200,000 of the purchase price is fully paid or within two years whichever occurs first. Should monthly gross revenues fall below $15,000 per month the purchase price will be deemed to be paid in full.

     This acquisition closed on May 8, 2007 and has been accounted for as an asset purchase transaction for a total cost of $375,000 including $25,000 for acquisition costs. The purchase consideration was allocated, based on management’s best estimates, to the identifiable intangible assets acquired in the amounts of $140,000 for intellectual property and $235,000 for customer relationships.

     As revenues continued to decline from the acquired Semotus products, management concluded that there were sufficient indicators of impairment to test the carrying value of acquired intangible assets as at June 30, 2008. As discussed in Note 3, the Company evaluates definite-lived intangible assets for potential impairment in accordance with FAS 144. As a result of this evaluation, the Company recorded an impairment loss totaling $212,000 at June 30, 2008 to reduce the carrying value of the Semotus definite-lived intangible assets to their estimated fair market value of $53,000 for intellectual property. The fair market value of customer relationships was estimated at zero at June 30, 2008.

     The following table presents details of the acquired Semotus identifiable intangible assets, both before and after the impairment charge.

			Net	Net Amount	Net Amount
	Estimated	May 8,	Amount	June 30,	June 30, 2008
(In thousands of Dollars)	Useful Life	2007	December	2008 (before	(after
	(in years)	Amount	31, 2007	impairment)	impairment)
Intellectual property	4	$140	$116	$99	$53
Customer relationships	4	235	196	166	-
		$375	$312	$265	$53

The estimated future amortization expense of the Semotus intangible assets is as follows:

2008 (remainder)	9
2009	19
2010	19
2011	6
Total	$53

     For the three and six months ended June 30, 2008, respectively, amortization of the Semotus intangible assets was $23,000 and $46,000 (three and six months ended June 30, 2007 were each $16,000).

     For the three and six months ended June 30, 2008, purchase consideration of $16,000 and $34,000 (three and six months ended June 30, 2007 were each $15,000) was paid to the vendor under the terms of the Asset Purchase Agreement. The total remaining consideration payable of $102,000 is included in current accounts payable as all balances are due by May 2009. At December 31, 2007, the $137,000 balance payable was recorded based on estimates of expected revenue and allocated as $96,000 to accounts payable and $41,000 as long-term payable.

5. SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. During the six months ended June 30, 2008, the Company issued shares on the exercise of stock options and issued preferred shares in an equity financing transaction. During 2007, the Company issued shares on the exercise of stock options and also in a private placement transaction.

Preferred Shares

     On May 13, 2008, the Company closed a private placement according to the terms of a stock purchase agreement entered on April 30, 2008 with PEAK6 Capital Management LLC (“PEAK6”). Under the terms of the agreement the Company issued 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share to PEAK6 for net proceeds to the Company of $2,969,000. Issue costs of $31,000 were allocated to preferred shares. In the event of any liquidation, dissolution or winding up of the affairs of the Company, the preferred shareholders are entitled to be paid first out of the assets of the Company up to $1,000 per share, subject to certain adjustments. Holders of preferred shares are entitled to receive dividends when, as, and if declared by the Company at a rate of 7%. Each preferred share is convertible to 2,200 common shares of the Company. The preferred shares are non-voting until conversion, are convertible 180 days after issuance, and automatically convert into common shares at the end of twenty four months from date of issuance at a price of $0.4545 per common share. The Company may redeem the preferred shares at any time after 90 days by paying 110% of their value. Separate from the stock purchase agreement, the Company also entered into a strategic agreement whereby the Company provides market data, research and news to PEAK6's new online options information portal, The Options News Network.

Stock-Based Compensation Plans and Stock-Based Award Activity

     During the six months ended June 30, 2008, the Company granted stock options to employees, management and non-employee directors under the 2007 Stock Option Plan (the “2007 Plan”) which was approved in June 2007. Stock options granted under the 2007 Plan have a five year life and vest annually on the anniversary of the grant date over 3 years at a rate of 34% for the first year and 33% for the remaining two years. During the three months ended June 30, 2008, a performance stock option agreement for 250,000 options was executed whereby options are earned in defined amounts and, subject to the vesting provisions of the 2007 Plan, can be exercised only if the Company achieves certain pre-defined business targets before December 31, 2010. All options are denominated in U.S. dollars.

     The following table provides information on the Company’s outstanding options and options available for grant at June 30, 2008 and activity since December 31, 2007:

		Options Outstanding
					Weighted
	Number of			Weighted	Average	Aggregate
	Options			Average	Remaining	Intrinsic
	Available	Number of	Price Per	Exercise	Contractual	Value -
	For Grant	Options	Share	Price	Term	$
			$	$	(in years)	(in thousands)

Balance at December
31, 2007	2,931,775	3,861,625	$0.12 - $1.25	$0.64	2.34	$865
Options granted	(1,487,000)	1,487,000	$0.35 - $0.59
Options exercised	-	(780,000)	$0.17 - $0.42
Options expired	-	(15,000)	$0.29
Options forfeited	425,000	(425,000)	$0.31 - $1.24
Balance at June 30,
2008	1,869,775	4,128,625	$0.15 - $1.25	$0.60	3.07	$59
Vested and exercisable
at June 30, 2008		2,120,719		$0.62	0.90	$59

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at June 30, 2008 and the exercise price of the underlying awards, where the stock options are in-the-money. At June 30, 2008 there were 1,357,250 in-the-money options outstanding of which all were vested and exercisable.

     The following table summarizes the Company’s unvested stock options as of June 30, 2008, and changes since December 31, 2007:

		Weighted-Average Grant
	Number of Awards	Date Fair Value
Unvested at December 31, 2007	1,098,906	$0.50
Granted	1,487,000	$0.35
Vested	(153,000)	$0.21
Forfeited	(425,000)	$0.44
Unvested at June 30, 2008	2,007,906	$0.46

     As of June 30, 2008 total unrecognized compensation expense related to unvested awards granted under the Company’s stock option plans was $426,000 and is expected to be recognized over a weighted-average period of 3 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the year ended December 31, 2007.

Stock-Based Compensation Expense

     During the three and six months ended June 30, 2008 and 2007, respectively, net loss included the following stock-based compensation expense:

	Three Months Ended		Six Months Ended
(In thousands of Dollars)	June 30,		June 30,
	2008	2007	2008	2007
Sales and marketing	$22	$14	$15	$19
Research and development	7	8	4	11
General and administrative	72	24	141	50
Total stock-based compensation expense	$101	$46	$160	$80

Valuation Assumptions Used in Fair-Value Based Calculation Model

     The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for the three and six months ending June 30, 2008 and 2007 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2008	2007	2008	2007
Expected life (in years)	5	5	5	5
Risk-free interest rate	3%	4%	4%	4%
Expected volatility	92%	78%	94%	75%
Dividend yield	0%	0%	0%	0%
Fair value per stock option	$0.28	$0.67	$0.31	$0.53

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

6. BALANCE SHEET COMPONENTS

	June 30,	December 31,
(In thousands of Dollars)	2008	2007

Accounts payable
Trade accounts payable	$2,193	$1,517
Payable on asset acquisition (note 4)	102	95
Sales taxes payable	197	206
Total accounts payable	$2,492	$1,818

Accrued liabilities
Accrued liabilities	$756	$1,223
Accrued data costs	1,181	1,327
Customer deposits	265	274
Total accrued liabilities	$2,202	$2,824

Property and equipment
Computer equipment	$1,133	$1,143
Computer equipment under capital lease	751	686
Computer software	341	336
Website software	638	638
Office furniture and equipment	245	237
Leasehold improvements	110	110
Total cost	3,218	3,150
Less: accumulated amortization	(2,594)	(2,447)
Property and equipment, net	$624	$703

     In the three and six months ended June 30, 2008 amortization expense related to property and equipment totaled $95,000 and $179,000, respectively, including $42,000 and $78,000 of amortization for capital assets under lease. In the three and six months ended June 30, 2007 amortization expense was $115,000 and $210,000, respectively, including $47,000 and $79,000 of amortization for capital assets under lease.

7. SEGMENTED INFORMATION

     The Company operates in one reportable segment. The Company defines a reportable segment as a component of the Company for which separate financial information is available and which is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

The following information is presented by the customer’s geographic area:

	Three Months Ended		Six Months Ended
(In thousands of Dollars)	June 30,		June 30,
	2008	2007	2008	2007
Licensing and Subscription
North America	$1,984	$1,745	$3,904	$3,322
United Kingdom	303	477	667	828
Other	280	392	620	639
Total Licensing and subscription	$2,567	$2,614	$5,191	$4,789

Advertising Services
North America	699	1,091	1,574	2,016
United Kingdom	-	-	-	-
Other	-	-	-	-
Total Advertising services	$699	$1,091	$1,574	$2,016

Total Revenues	$3,266	$3,705	$6,765	$6,805

     During the three and six months ended June 30, 2008 and 2007 the Company had no customers whose revenue represented greater than 10% of total revenues. No customer accounted for greater than 10% of outstanding trade receivables at June 30, 2008 (December 31, 2007 – one customer). Substantially all of the Company’s property and equipment is located in Canada.

8. COMMITMENTS AND CONTINGENCIES

Commitments

     The total contractual cash obligations of $3.6 million disclosed in the consolidated financial statements of the Company for the year ended December 31, 2007, have increased to $3.8 million.

     Net obligations associated with operating leases have increased by approximately $476,000 compared to December 31, 2007, mainly as the result of additional leased space in Toronto secured in the period. The Company has capital lease obligations for servers and computer equipment required for its web sites, streaming data and hosting services. The decrease in commitments for these items is $62,000 compared to December 31, 2007. Data feed commitments have decreased by $219,000 compared to December 31, 2007.

Litigation

     The Company was the plaintiff in a lawsuit filed in Ontario Superior Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co. in which the Company sought to recover approximately $457,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consisted of unused advertising credits which were prepaid by the Company in 1999. The case was resolved by a negotiated settlement during the first quarter of 2008 and the defendant paid $340,000 to the Company in full settlement, which was included in Other Income.

     The Company was the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The Plaintiff, a former employee of the Company, sought damages, interest and costs in the order of approximately $218,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia in a trial which began on December 3, 2007 and ended on December 7, 2007. On May 8, 2008, subject to a 30 day appeal period, the Supreme Court found in favor of the plaintiff and awarded damages in the amount of $11,000, plus costs.

     The Company is the plaintiff in a lawsuit filed in the Commercial & Equity Division of the County Court of Victoria in Melbourne, Australia against The Eight Black Partnership Pty and Simon Chen, in which the Company seeks to recover approximately $435,000 from the defendant. The defendant was a reseller of the Company’s MarketStream service in Australia and the amount sought by the Company consists of unpaid MarketStream subscription fees from July 2006 to May 2007, plus interest. The case is currently pending final resolution and there is uncertainty as to what value, if any, will be derived from the lawsuit. No provision has been made for recovery of these credits in the financial statements in any period.

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

     The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and generally are not limited in amount, so it is not possible to express the amount at risk in dollars. Historically, the Company has not been obligated to make significant payments on account of these obligations, and accordingly, no liabilities were recorded for these obligations of this nature on its balance sheets as of June 30, 2008 and December 31, 2007. The Company carries coverage under certain insurance policies to protect itself in the case of an unexpected liability; however, this coverage may not be sufficient.

10. SUBSEQUENT EVENT

     The Canadian subsidiary of Stockhouse owned 50% of Stockscores Analytics Corp. (“Stockscores”), a British Columbia corporation with limited activity and no material impact on the Company. On July 24, 2008, the Company disposed of its 50% share in Stockscores to the other shareholder for $75,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this quarterly report on Form 10-Q and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-KSB for the year ended December 31, 2007. Certain statements contained herein constitute “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In some cases forward-looking statements can be identified by terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “intends,” or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and (iv) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. In this discussion, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean STOCKHOUSE INC., a Colorado corporation. Effective July 10, 2008, we changed our name from Stockgroup Information Systems Inc. to Stockhouse Inc. (“Stockhouse” or the “Company”). As a result, effective July 21, 2008, Stockhouse traded on the Over-the-Counter Bulletin Board quotation service operated by the Nasdaq Stock Market, Inc. under its new trading symbol “STKH.OB” (previously since March 17, 1999 under the symbol “SWEB”) and on the TSX Venture Exchange under its new trading symbol “SHC.V” (previously since December 17, 2002 under the symbol “SWB”).

Foreign Currency and Exchange Rates

     All amounts in this quarterly report are stated in United States (“U.S.”) Dollars unless otherwise indicated. The operations of our Canadian subsidiary have been converted to U.S. dollars for financial statement reporting purposes at an average rate of C$1.01 per U.S.$1.00 for the three and six months ended June 30, 2008. The rate at June 30, 2008 was C$1.01. The average rate was C$1.17 per U.S.$1.00 for the three months ended June 30, 2007 and C$1.13 per U.S. $1.00 for the six months ended June 30, 2007.

     We also operate in the United Kingdom, Spain and the Benelux countries and are subject to exchange rate fluctuations in those jurisdictions.

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

     On May 8, 2007, we entered into a purchase agreement with Semotus Solutions Inc. (“Semotus”) whereby we acquired the financial information services assets of Semotus, a California based provider of mobile enterprise software solutions. We believe the acquired software and customer base further enhances our ability to offer our customers a range of scalable wireless financial market data services.

     The results of the MFD business acquisition and the Semotus asset acquisition from February 1, 2007 and May 8, 2007, respectively, are included in the consolidated financial statements.

Recent Corporate Developments

     Since the completion of our fiscal year ended December 31, 2007 we have experienced the following significant corporate developments:

     On April 3, 2008, we launched our redesigned website, www.Stockhouse.com. The new website uses enhanced social networking and collaboration tools and technology to help users of the website share information, opinions and insights. One of the key features of the new website is a proprietary user reputation and content ranking system which helps users of the website filter content posted on the website by other users and to determine who the highest quality members of the community are. The investor reputation and content ranking systems consists of human, wisdom of crowd, performance, participation and algorithmic filters to determine the highest quality contributors and content.

     On May 13, 2008, we closed a private placement with PEAK6 Capital Management LLC (“PEAK6”), pursuant to a stock purchase agreement we entered into on April 30, 2008. In this equity financing, we agreed to issue 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share for gross proceeds of $3,000,000. Holders of preferred shares are entitled to receive dividends when, as, and if declared by the Company at a rate of 7%. Each preferred share is convertible to 2,200 common shares of the Company. The preferred shares are non-voting until conversion, are convertible 180 days after issuance, and automatically convert into common shares at the end of twenty four months from date of issuance at a price of $0.4545 per common share. We may redeem the preferred shares at any time after 90 days by paying 110% of their value. See Part II, “Item 2. Unregistered Sales of Equity Securities” for further information. Separate from the stock purchase agreement, we also entered into a strategic agreement whereby we provide market data, research and news to PEAK6's new online options information portal, The Options News Network.

     On July 8, 2008, we launched Stockstream MobileTM and Stockstream Mobile Pro. These products provide the individual investor and professional trader with streaming real-time market data and news covering 40 global exchanges and all financial instruments from Reuters. These products can be white-labeled for client loyalty products or resale through channel partners. The new media of the future, mobile devices are poised to transform how both the professional and retail market access financial information. Our global wireless market data solution addresses the growing demand for wireless access to financial information and analytics using state-of-the-art mobile technology. We are currently migrating our existing MarketStreamTM customers to Stockstream Mobile and are pre-selling this product to our institutional investors.

     Effective July 10, 2008, we changed our name from Stockgroup Information Systems Inc. to Stockhouse Inc.

Employment Agreements

     Effective January 7, 2008, we entered into an employment agreement with Karl Buhr to serve as the Company’s Chief Operating Officer. Pursuant to the terms of his employment agreement, Mr. Buhr is to receive an annual base salary of $190,000, subject to normal salary increases. In addition, he is entitled to an annual $70,000 maximum incentive compensation bonus. Mr. Buhr is entitled to six months of salary and the prorated portion of bonuses earned which will include pay in lieu of notice, should we elect to terminate his employment without cause. Should Mr. Buhr’s job responsibilities be significantly altered, then Mr. Buhr may terminate the employment agreement for good reason and be entitled to six months of salary and the prorated portion of any bonuses earned. On January 7, 2008, Mr. Buhr was granted 500,000 stock options for the Company’s common shares, with one third vesting at the end of each full year for three years on the anniversary of the grant date. On April 28, 2008, we entered into a performance stock option agreement with Mr. Buhr under which we granted 250,000 options to purchase shares of the Company. The options are earned in defined amounts and, subject to the aforementioned vesting provisions, can be exercised only if we achieve certain pre-defined business targets before December 31, 2010.

     Effective January 8, 2008, we entered into an employment agreement with Dana Stetson to serve as the Company’s Vice President of Licensing and Subscription Sales. Mr. Stetson is to receive an annual base salary of $160,000 subject to normal salary increases, and is entitled to receive variable pay of up to 50% of his annual salary. On April 28, 2008, Mr. Stetson was granted stock options for 135,000 of the Company’s common shares, vesting at one third per year over a three year period on the anniversary of the grant date. Commencing April 8, 2008, Mr. Stetson is entitled to one month of pay for each year of employment up to a maximum of four months, if the Company elects to terminate Mr. Stetson’s employment with the Company without cause.

     Effective February 1, 2008, we entered into an employment agreement with Audrey Brownmiller, formerly a Director of Operations for the Company, to serve as the Company’s Vice President of Operations. Ms. Brownmiller is to receive an annual base salary of $125,000, subject to normal salary increases, and is entitled to an annual $20,000 maximum incentive compensation bonus. On January 15, 2008, Ms. Brownmiller was granted 60,000 common shares of our stock, with one third of these options vesting at the end of each year for three years on the anniversary of the grant date. Ms. Brownmiller has previously been granted 75,000 stock options (with 6.25% of the original number of options vesting on the third month anniversary of her start date and an additional 6.25% vesting on each three-month anniversary thereafter until all the options are vested). For the Company’s termination of Ms. Brownmiller’s employment with the Company without cause, the Employment Standards Act of British Columbia would govern.

Appointment of New Director

     Effective April 17, 2008, we appointed Janet Scardino as a director of the Company. Ms. Scardino is currently President and Chief Marketing Officer of The Knot, Inc., a NASDAQ listed company. She was the Executive Vice President of Reuters Group PLC from March 2005 through August 2007 and the Executive Vice President and Managing Director of the Media division of Reuters from January 2006 through August 2007. Ms. Scardino also served as Executive Vice President and Global Head of Marketing of Reuters Media from March 2005 through January 2006. Between February 2003 and March 2005, Ms. Scardino was a digital media entrepreneur. From March 2001 to February 2003, Ms. Scardino was Senior Vice President, International Marketing for the America Online division of AOL Time Warner Inc. Between 1998 and 2001 Ms. Scardino was Managing Director for the Disney Channel Italy, a wholly owned subsidiary of The Walt Disney Company. Prior to that, Ms. Scardino served in various positions for MTV Networks from 1987 to 1997, most recently as Vice President, International Marketing for MTV: Music Television. Ms. Scardino received a B.S. in Communications from Emerson College in 1981.

     We agreed to pay Ms. Scardino $15,000 per annum in consideration for her services as a director for the Company and she will be paid an additional $2,000-$3,000 per annum if she serves as chairperson of any committee of the board of directors. On April 17, 2008, Ms. Scardino was granted 75,000 non-qualified stock options to purchase shares of our common stock at an exercise price of $0.36 per share expiring on April 17, 2013. The stock options vest equally at the end of each year for three years on the anniversary of the grant date.

Results of Operations

     The following table shows each line item on our unaudited consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
REVENUES
Licensing and subscriptions	79%		71%		77%		70%
Advertising services	21%		29%		23%		30%
	100%		100%		100%		100%
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of
amortization)	44%		43%		43%		42%
Sales and marketing	39%		34%		39%		35%
Research and development	11%		10%		11%		10%
General and administrative	60%		39%		57%		36%
Amortization of intangible assets	4%		8%		4%		4%
Impairment of goodwill	3%		-		2%		-
Impairment of intangible assets	23%		-		11%		-
TOTAL OPERATING COSTS AND
EXPENSES	184%		134%		167%		127%

Loss from operations	(84%	)	(34%	)	(67%	)	(27%	)

Interest and other income, net	-		1%		5%		1%

Net loss before income taxes	(84%	)	(33%	)	(62%	)	(26%	)
Provision for income taxes	-		-		-		-

Net loss and comprehensive loss	(84%	)	(33%	)	(62%	)	(26%	)

Revenues

	Three Months Ended		Six Months Ended
(In thousands of Dollars)	June 30,		June 30,
	2008	2007	2008	2007
Licensing and Subscriptions	$2,567	$2,614	$5,191	$4,789
Advertising	699	1,091	1,574	2,016
Total revenues	$3,266	$3,705	$6,765	$6,805

     The majority of our revenues are derived from customers located in North America. On February 1, 2007, we commenced business operations in the United Kingdom, Spain and Benelux and our European revenues approximated 16% to 20% of total revenues for the presented periods above.

Licensing and Subscriptions

     Licensing and Subscriptions revenues decreased by 2% to $2,567,000 for the three months ended June 30, 2008 from $2,614,000 for the three months ended June 30, 2007. Revenues increased by 8% to $5,191,000 for the six months ended June 30, 2008 from $4,789,000 for the six months ended June 30, 2007.

     The decrease in the three months ended June 30, 2008, was mainly attributable to a 42% decline in our pager subscription services for our MFD product. Our pager subscription services represent approximately 58% of the revenues of MFD for the three months ended June 30, 2008. Revenues from sales our MFD MarketStreamTM products continue to increase over prior periods. The decrease in pager revenues is offset by a 43% increase in sales of our StockStream and related products to our institutional customers, and revenues received from the Semotus assets which were not acquired until May 8, 2007.

     The increase in the six months ended was primarily driven by 29% in increased sales to our institutional customers and an increase of 70% in revenues related to the delivery of financial information under our MFD MarketStream product. Revenues generated from the Semotus assets also contributed to the increase in licensing and subscription revenues in the six months ended June 30, 2008. The increase was offset by a 30% decline in pager subscription services which have continued to decline as customers change to other types of wireless devices.

Advertising Services

     Advertising services revenues include advertising on our Stockhouse websites and related properties. The Stockhouse brand name and the functionality of the Stockhouse website; including our Stockhouse Blogs, provide us with access to the investment community. The Stockhouse website allows us to provide a range of advertising services for our clients where they gain exposure to an affluent group of consumers. While we believe that the market for online advertising in general will continue to grow and that there will be greater demand among companies for advertising targeted to the investment community, the current economic conditions and decline in the stock market have caused some customers to delay purchases of advertising services.

     Advertising services revenues decreased by 36% to $699,000 for the three months ended June 30, 2008 from $1,091,000 for the three months ended June 30, 2007 and decreased by 22% to $1,574,000 for the six months ended June 30, 2008 from $2,016,000 for the six months ended June 30, 2007. During the first quarter of 2008 we maintained the beta version of Stockhouse.com as a separate site. The maintenance of an additional site and the closing of the older version of Stockhouse.com contributed to difficulties in inventory management, advertising delivery and advertising sales. This transition, the loss of advertising sales personnel in the first quarter of 2008 and the decline in the stock market all contributed to decreased revenues in both the three and six months ended June 30, 2008. During the three months ended June 30, 2008, we hired a new VP of Advertising Sales, increased sales personnel, installed DART for publishers for advertising delivery, and added site analytics.

     Revenues are also dependent on activity levels in the stock market and can fluctuate from period to period depending on the mix of customers purchasing advertising and the amount of advertising purchased by customers. This revenue category was not impacted by our acquisition of MFD and Semotus.

Operating Costs and Expenses

	Three Months Ended		Six Months Ended
(In thousands of Dollars)	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues
(exclusive of amortization)	$1,441	1,590	$2,911	$2,860
Sales and marketing	1,275	1,260	2,656	2,353
Research and development	370	386	752	671
General and administrative	1,964	1,435	3,878	2,450
Amortization of intangible assets	144	271	288	271
Impairment of goodwill	99	-	99	-
Impairment of intangible assets	736	-	736	-
Total operating costs and expenses	$6,029	4,942	$11,320	$8,605

     Total operating costs and expenses increased by 22% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and increased to 184% of total revenues for the three months ended June 30, 2008 from 134% for the comparable prior year period. Total operating costs and expenses increased by 32% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 and increased to 167% of total revenues for the six months ended June 30, 2008 from 127% for the comparable prior year period.

     The majority of the absolute dollar increases are attributable to operational costs associated with the acquisition and integration of our mobile finance operations and the need to provide the infrastructure base required to manage and grow the business. Commencing at the end of the three months ended June 30, 2008, we have undertaken several cost cutting measures in order to reduce total operating costs and expenses in absolute dollars and as a percentage of revenues. We believe we will see the positive impact of these cost cutting measures as soon as the end of this fiscal year. At June 30, 2008, management assessed that goodwill and acquired intangible assets were impaired and as such recorded an impairment loss totaling $835,000 as further described below.

Cost of revenues

     Our cost of revenues includes costs associated with bandwidth, data feeds and exchange fees, and other direct product costs. Total cost of revenues decreased by 9% to $1,441,000 for the three months ended June 30, 2008 from $1,590,000 for the three months ended June 30, 2007. Our cost of revenues increased by 2% to $2,911,000 for the six months ended June 30, 2008 from $2,860,000 for the six months ended June 30, 2007.

     During 2006, we entered into an agreement with a data provider for delivery of market data used for our services. The transition to this primary provider was ongoing during the three and six months ended June 30, 2007 and thus we paid certain duplicate costs associated with our previous provider during that period which did not recur in 2008.

     For the three and six months ended June 30, 2008 compared to the prior comparable periods, bandwidth costs have increased. The majority of bandwidth costs are correlated with traffic levels on our Stockhouse website and the number of customers to which we license our platform. We anticipate that bandwidth costs will continue to increase support growing demand. In addition, during the six months ended June 30, 2008, we incurred additional airtime costs to support our existing pager customers.

     The number of clients to which we provide data has increased during the six months ended June 30, 2008 from the comparative period resulting in additional costs. While we expect that data feed costs in absolute dollars may increase, we expect that cost of revenues will decrease as a percentage of total revenues, going forward, due to consolidation and efficiencies in data costs and as our revenues increase. We are subject to exchange fees, which include user fees, which are subject to change. Our costs may increase without a proportionate increase in revenues until we can complete new agreements with our customers to recover these costs.

Sales and Marketing

     Sales and marketing expenses increased by 1% to $1,275,000 for the three months ended June 30, 2008 from $1,260,000 for the three months ended June 30, 2007. Sales and marketing expenses increased by 13% to $2,656,000 for the six months ended June 30, 2008 from $2,353,000 for the six months ended June 30, 2007.

     We have continued to experience changes in our sales force; however, we believe we have strengthened our sales team in the six months ended June 30, 2008, including the hire of our Vice President of Advertising Sales in May 2008. Generally changes in the mix of the sales force require a ramp-up time before revenues are realized and this is reflected in the fact that sales and marketing as a percentage of total revenues have increased for both the three and six months ended June 30, 2008 compared to the comparable prior periods. We believe that the increased productivity of our sales force will result in revenues growing at a faster rate than sales and marketing expense in the future.

     We have continued to invest in our team who provide editorial content for our website. We believe that the nature of this content, which is focused on content rich articles that most strongly impact the majority of our customers, will attract traffic to our Stockhouse.com website which in turn results in increased revenues. We have also continued to invest in marketing the Stockhouse brand and in the three months ended June 30, 2008, incurred additional marketing costs associated with the launch of the www.Stockhouse.com website.

Research and development

     Research and development expenses decreased by 4% to $370,000 for the three months ended June 30, 2008 from $386,000 for the three months ended June 30, 2007. Research and development expenses increased by 12% to $752,000 for the six months ended June 30, 2008 from $671,000 for the three months ended June 30, 2007.

     Late in the first quarter of 2007, we added 12 employees to the research and development and quality assurance teams in preparation of the launch of the new Stockhouse website. The majority of these salary costs continued through the first quarter of 2008 for development work required for the full release of the website and resulted in increased costs of the six months ended June 30, 2008. Costs declined in the three months ended June 30, 2008 compared to the prior quarter associated with fewer headcount required as the project was completed. We expect there will be a decrease in research and development costs in the balance of 2008 attributable to the completion of the website.

     Our research and development team continues to work on the development of our existing and future products and also on internal use software solutions to support our business. We have recently adopted the agile development methodology which will re-define how we envision, plan, develop and test our products.

General and Administrative

     General and administrative expenses increased by 37% to $1,964,000 for the three months ended June 30, 2008 from $1,435,000 for the three months ended June 30, 2007 and increased by 58% to $3,878,000 for the six months ended June 30, 2008 from $2,450,000 for the six months ended June 30, 2007. These expenses as a percentage of total revenues increased to 60% for the three months ended June 30, 2008 from 39% for the three months ended June 30, 2007. As a percentage of total revenues, these expenses increased to 57% for the six months ended June 30, 2008 from 36% for the six months ended June 30, 2007.

     During the three and six months ended June 30, 2008, general and administrative expenses increased in part as the result of additional human resource costs, such as: the costs associated with payroll (which increased mainly as costs increased in U.S. dollars due to the strengthening of the Canadian dollar versus the U.S. dollar); severance costs for our MFD employees; increased consultant costs, including costs associated with transferring our United Kingdom accounting function to Vancouver; and stock-based compensation charges. Professional fees increased substantially in the six months ended June 30, 2008 as the result of what we believe to be one-time expenditures related to additional work required in the completion of our year-end audit for the consolidated entity. During the three months ended June 30, 2008 we recorded a $313,000 bad debt charge on certain outstanding receivable balances. We do not anticipate that similar bad debt charges of this magnitude will occur in the future.

     During the three and six months ended June 30, 2007, general and administration expenses were positively impacted by fluctuations in exchange rates from holding a significant portion of the private placement financing in Canadian dollars. These gains of $176,000 and $143,000 during the three and six months ended June 30, 2007, were significantly higher than foreign exchange gains of $79,000 and $75,000 in the three and six months ended June 30, 2008.

Amortization of intangible assets

     Amortization of intangible assets was $144,000 for the three months ended June 30, 2008 and $271,000 for the three months ended June 30, 2007. Amortization of intangible assets was $288,000 for the six months ended June 30, 2008 and $271,000 for the six months ended June 30, 2007. Amortization is charged on definite-lived intangible assets, including intellectual property and customer relationships related to our MFD purchase and Semotus asset acquisition. Amortization for the three months ended June 30, 2007, included cumulative amortization on MFD intangible assets since February 1, 2007 as intangibles were not allocated during the first quarter of 2007. We anticipate that amortization expense will decrease in future periods as the result of the impairment charge recorded at June 30, 2008, which reduced the carrying value of these assets.

Impairment of goodwill and acquired intangible assets

     We test the carrying amount of identifiable intangible assets and goodwill annually as of December 31, or whenever events or circumstances indicate that impairment may have occurred. Due to the combination of continuing declining revenues from the acquired MFD business and the integration of former MFD European employee positions into the North American business, management concluded that there were sufficient indicators of impairment to test the carrying value of intangible assets and goodwill as at June 30, 2008. In addition, as revenues continued to decline from the acquired Semotus products, management concluded that there were sufficient indicators of impairment to test the carrying value of those acquired intangible assets as at June 30, 2008.

     Impairment testing for goodwill is performed in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, requires the Company to complete a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. The impairment test indicated that the implied fair value of the Company’s goodwill was not in excess of its carrying value at June 30, 2008, and as a result we recorded an impairment loss of $99,000 as a non-cash charge to operating expenses.

     We evaluate long-lived tangible assets and definite-lived intangible assets for potential impairments in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). Under FAS 144, an impairment loss is recognized only if the carrying amount of a definite-lived intangible asset is not recoverable and exceeds its fair value. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. When analyzing intellectual property for impairment we use a relief from royalty method which calculates the cost savings associated with owning rather than licensing the intellectual property, applying an assumed royalty rate within our discounted cash flow calculation. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset.

     As a result of these evaluations, we recorded an impairment loss totaling $736,000 to reduce the carrying value of the definite-lived intangible assets to their estimated fair market values. The estimated fair values of the MFD intangible assets were $347,000 for intellectual property and $106,000 for customer relationships. The estimated fair market values of the Semotus intangible assets were $53,000 for intellectual property and $0 for customer relationships.

Interest and other income (expense)

	Three Months Ended		Six Months Ended
(In thousands of Dollars)	June 30,		June 30,
	2008	2007	2008	2007
Interest income	$21	$44	$43	$56
Interest expense	(10)	(18)	(23)	(23)
Other income	-	-	337	-
Total interest and other income	$11	$26	$357	$33

     We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The majority of interest expense represents interest charged on capital lease obligations. Other income in the six months ended June 30, 2008 included a $340,000 favorable settlement of the Hollinger litigation referenced in Note 8 of the Notes to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $3,494,000 at June 30, 2008 an increase of $673,000 from December 31, 2007.

	Six Months Ended
(In thousands of Dollars)	June 30,
	2008	2007
Cash used in operating activities	$(2,284)	$(294)
Cash used in investing activities	(52)	(475)
Cash provided by financing activities	3,009	4,209
Net increase in cash and cash equivalents	$673	$3,440

     During the three months ended June 30, 2008 we received net proceeds of $2,969,000 in an equity financing transaction which was used to fund operations. During the six months ended June 30, 2007 we raised net proceeds of $4,146,000 from a private placement of 3,333,334 common shares and we completed the acquisition of MFD and the Semotus assets. While we issued 1,500,000 restricted common shares for the MFD purchase, versus cash, we assumed a significant level of liabilities which were paid down at a faster rate than the monies collected on the accounts receivable balances assumed in the acquisition.

Operating Activities. During the six months ended June 30, 2008 we used more cash than we generated from operations. This was primarily due to the use of cash to fund the expenses arising from the integration of our international operations and the build up of the infrastructure base required to manage and grow our expanded operations. Our total revenues have decreased versus the comparable prior year periods and receivables collections have also been slower requiring increased funds for operations.

Investing Activities. Cash used of $52,000 for the six months ended June 30, 2008 represents additions to property and equipment and payments to Semotus, as per the agreed acquisition terms.

Financing Activities. Net cash provided by financing activities was $3,009,000 for the six months ended June 30, 2008. We received net proceeds of $2,969,000 in cash from PEAK6 on the issuance on 3,000 Series A convertible preferred shares as further described in the Recent Corporate Developments section of this analysis. In addition, we received cash on the exercise of stock options of $167,000. These inflows were partially offset by repayment of capital lease obligations of $127,000.

Future Liquidity Requirements

     Changes in the demand for our products and services, and those of our acquired business will continue to impact our operating cash flow. With the completion of the equity financing in May 2008, we believe our cash and cash equivalents will be sufficient to meet our consolidated requirements for the next 12 months, including but not limited to working capital, capital expenditures, contractual cash commitments, and the costs associated with the integration of MFD into our business. If our cash and cash equivalents become inadequate for our long term needs we will likely choose to raise additional financing through the issuance of equity or debt securities. We can give no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements, or even if we can raise additional capital, that we can do so on terms that are commercially reasonable. We do not expect to declare or pay any cash dividends in the foreseeable future.

     On May 8, 2007, we acquired certain intangible assets from Semotus. In consideration for these assets, we paid $150,000 of the purchase price on May 9, 2007. The remainder is payable at a rate of 30% of monthly gross revenues earned from customer contracts purchased from Semotus until the remaining $200,000 of the purchase price is fully paid or within two years whichever occurs first. Should monthly gross revenues fall below $15,000 per month at any time the purchase price will be deemed paid in full. As of June 30, 2008, the total outstanding consideration payable was $102,000. We anticipate that there may be some portion of the outstanding payable that may not represent an obligation based on the current revenue levels earned from customer contracts purchased from Semotus.

Contractual Obligations

     Our contractual obligations at December 31, 2007 of $3,591,000 have not changed materially to June 30, 2008. We have secured additional space in Toronto and anticipate total additional costs of approximately $641,000 over five years commencing in November 2008. We also entered into several capital leases for servers and computer equipment in the six months ended June 30, 2008, which will result in approximately $63,000 of additional commitment over two years.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of June 30, 2008 or December 31, 2007 as that term is defined in Item 303(a) (4) of Regulation S-K.

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

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Cost of Revenue accruals
  Stock-based Compensation
  Business Combinations
  Foreign Currency
  Accounting for Income Taxes
  Goodwill and other intangible assets

     There have been no significant changes in our critical accounting policies during the six months ended June 30, 2008 compared to those previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 except for the adoption of the policy on Fair Value Measurements and the policy on Fair Value Option for Financial Assets and Financial Liabilities as described in Note 2 – Summary of Significant Accounting Policies – of the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Form 10-Q.

Recently issued accounting pronouncements

     In December 2007, the FASB issued FAS No. 141 (revised 2007) “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on our consolidated financial statements.

     In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. We are currently evaluating the potential impact, if any, of the adoption of FAS 162 on our consolidated financial statements.

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

     Because materials may be downloaded by the public on Internet services offered by us or the Internet access providers with whom we have relationships, and because third party information may be posted by third parties on our website through discussion forums and otherwise, there is the potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories. Such claims have been brought against providers of online services in the past. To date we have been named in at least one lawsuit in which defamation is alleged to have occurred on our Internet discussion forum called Bull Boards. The imposition of liability based on such claims could materially and adversely affect us.

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

     As described in “Part II — Item 8A. Controls and Procedures” of our Form 10-KSB for the year ended December 31, 2007 our Chief Executive Officer and Chief Financial Officer concluded, as discussed below, that a material weakness existed in our control over financial reporting as of December 31, 2007 and as a result, that our disclosure controls and procedures were not effective.

     Management has and continues to evaluate its key financial processes to assess risk of material weaknesses. The Company has identified several significant deficiencies in the operation of internal controls over financial reporting within the MFD entities and assets acquired on January 31, 2007. When considered in the aggregate, management believes that these constitute a material weakness within its internal control framework relating to the Company’s financial reporting process.

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

     In the aggregate, beneficial ownership of our shares by our officers, directors and management represents approximately 18% of issued and outstanding shares of our common stock at August 11, 2008. These shareholders, if acting together, will be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

     As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At August 11, 2008, there were 41,295,922 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

     As disclosed in our Form 10-KSB filed on April 1, 2008, during our 2007 year end closing process our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting were not effective as at December 31, 2007, owing to a material weakness relating to the financial controls over reporting procedures of the United Kingdom (“UK”) and European operations of the Mobile Finance Division acquired from TeleCommunication Systems.

     As a result of these findings management has transferred accounting for the UK subsidiary and the consolidation of the European entities to the Vancouver office, and implemented additional levels of supervisory review. Although the Company has implemented these changes, there can be no assurance that these measures can definitively prevent material errors from occurring in the future. Management will continue to review processes and make necessary changes to strengthen the Company’s system of internal controls over financial reporting.

     The changes to the Company’s internal controls over financial reporting described above were implemented during the six months ended June 30, 2008. There were no other changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     The Company was the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The Plaintiff, a former employee of the Company, sought damages, interest and costs in the order of approximately $218,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia in a trial which began on December 3, 2007 and ended on December, 2007. On May 8, 2008, subject to a 30 day appeal period, the Supreme Court found in favor of the plaintiff and awarded damages in the amount of $11,000, plus costs.

     The Company is the plaintiff in a lawsuit filed in the Commercial & Equity Division of the County Court of Victoria in Melbourne, Australia against The Eight Black Partnership Pty and Simon Chen, in which the Company seeks to recover approximately $435,000 from the defendant. The defendant was a reseller of the Company’s MarketStream service in Australia and the amount sought by the Company consists of unpaid MarketStream subscription fees from July 2006 to May 2007, plus interest. The case is currently pending final resolution and there is uncertainty as to what value, if any, will be derived from the lawsuit. No provision has been made for recovery of these credits in the financial statements in any period.

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

Item 1A. Risk Factors

     As of June 30, 2008, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Other than as disclosed below, we did not complete any sales of our equity securities that were not registered under the Securities Act of 1933, since the completion of our fiscal year ended December 31, 2007:

     Effective May 13, 2008, we closed the private placement pursuant to the April 30, 2008 stock purchase agreement (the “Purchase Agreement”) we entered into with PEAK6 Capital Management LLC (the “Investor”) in which the Company agreed to issue 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share for gross proceeds of $3,000,000. Pursuant to the terms of the Purchase Agreement, the Company is required to file with the Colorado Secretary of State a certificate of designation, designating 3,000 shares of its preferred stock as Series A convertible preferred stock (the “Preferred Stock”) with certain rights and restrictions, including the following:

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

     The Investor also agreed, under the terms of the Purchase Agreement, that until October 31, 2009 it will vote all common stock it currently has or may subsequently acquire in a manner directed by the President of the Company. As at May 12, 2008, the Investor held 2,887,105 shares of our common stock. The closing of the Purchase Agreement was subject to the filing of Certificate of Designation for the Preferred Stock with the Secretary of State of Colorado and the issuance of the Preferred Stock to the Investor. The closing of the private placement occurred on May 13, 2008. The sale of the Preferred Stock was completed in accordance with Rule 506 of Regulation D (“Regulation D”) of the Securities Act of 1933 (the “Securities Act”) on the basis that the Investor represented that they were an “accredited investor” as such term is defined in Rule 501 of Regulation D. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of our shareholders was held on June 17, 2008 at 10:00 a.m. Pacific Time. During the meeting shareholder votes were cast with the following results:

	Votes	Votes	Votes
	For	Withheld/Abstain	Against

Nomination of Directors
Director Nominee: Marcus New	27,156,448	321,656	-
Director Nominee: David Caddey	27,376,045	102,059	-
Director Nominee: Louis Deboer III	27,372,044	106,060	-
Director Nominee: Patrick Spain	27,372,044	106,060	-
Director Nominee: Stephen Zacharias	27,369,244	108,860	-
Director Nominee: Thomas Baker	27,376,045	102,059	-
Director Nominee: Janet Scardino	27,371,045	107,059	-

To ratify the appointment of Deloitte and
Touche LLP as the Company’s independent	27,454,287	23,817	-
auditors for the fiscal year ended December
31, 2008

Approval of Amended and Restated 2007	14,237,222	6,961,064	6,279,818
Stock Option Plan

Approval of change of Company name to	27,244,410	86,326	147,368
“Stockhouse Inc.”

The Company’s new CUSIP number is 861281 103

Item 5. Other Information

     Effective July 10, 2008, the Company changed its name from Stockgroup Information Systems Inc. to Stockhouse Inc. As a result, effective July 21, 2008, Stockhouse traded on the Over-the-Counter Bulletin Board quotation service operated by the Nasdaq Stock Market, Inc. under its new trading symbol “STKH.OB” (previously since March 17, 1999 under the symbol “SWEB”) and on the TSX Venture Exchange under its new trading symbol “SHC.V” (previously since December 17, 2002 under the symbol “SWB”).

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
No.	Exhibit Title
10.15	Stockgroup Information Systems Inc. Amended and Restated Stock Option Plan - 2007
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1

Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

The following exhibits are incorporated by reference:

Exhibit
No.	Exhibit Title
3.1	Articles of Incorporation & Bylaws is incorporated by reference to Form 10SB12G filed January 29, 1998 (File No. 000-23687)
3.2	Articles of Amendment dated July 10, 2008 is incorporated by reference to Form 8-K filed July 24, 2008 (File No. 000-23687)
3.3	Articles of Amendment dated September 30, 2001 is incorporated by reference to Form 8-K filed October 11, 2001
3.4	Certificate of Designation for Series A Convertible Preferred Stock by reference to Form 10-Q filed May 14, 2008 (File No. 000-23687)
4.1	Form of Warrant for Common Stock is incorporated by reference to Form 8-K filed September 28, 2006. (File No. 000-23687)
10.1	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended, is incorporated by reference to Exhibit 10.1 filed on Form S-8 POS with the SEC on May 19, 2006 (File No. 333- 114481)
10.2	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed September 28, 2006 (File No. 000-23687)
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

10.5	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed on May 21, 2007 (File No. 000-23687)
10.6	Registration Rights Agreement dated May 18, 2007 is incorporated by reference to Form 8-K filed on May 21, 2007. (File No. 000-23687)
10.7	Asset Purchase Agreement dated May 8, 2007 between the Company and Semotus Solutions Inc. dated May 8, 2007 is incorporated by reference to Form 8-K filed on May 10, 2007 (File No. 000-23687).
10.8	Amended Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc. is incorporated by reference to Form 8-K filed on February 20, 2007. (File No. 000-23687)
10.9	Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc. is incorporated by reference to Form 8-K filed on February 20, 2007 (File No. 000- 23687).
10.10	Employment Agreement between the Company and Karl Buhr is incorporated by reference to Form 8-K filed on February 21, 2008. (File No. 000-23687).
10.11	Employment Agreement between the Company and Dana Stetson is incorporated by reference to Form 8-K filed on February 21, 2008. (File No. 000-23687).
10.12	Employment Agreement between the Company and Audrey Brownmiller is incorporated by reference to Form 8-K filed on February 21, 2008. (File No. 000-23687).
10.13	Series A Convertible Preferred Stock Purchase Agreement dated April 30, 2008 is incorporated by reference to Form 8-K filed on May 7, 2008 (File No. 000-23687)
10.14	Performance Stock Option Agreement dated April 28, 2008 between the Company and Karl Buhr by reference to Form 10-Q filed on May 14, 2008 (File No. 000-23687)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKHOUSE INC.
(Registrant)

Date: August 13, 2008	By: /s/ Marcus New
Marcus New
Chief Executive Officer
(Principal Executive Officer)

By: /s/ usan Lovell
Susan Lovell
Chief Financial Officer
(Principal Financial Officer)