Form 10-Q
period 2008-09-30
STOCKHOUSE INC
filed 2008-11-17
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,295,922 common shares at November 13, 2008 (no par value)

STOCKHOUSE INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
CONSOLIDATED BALANCE SHEETS
(Expressed in Thousands of U.S. Dollars, except number of shares and per share information)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,485	$2,821
Restricted cash (note 8)	131	-
Accounts receivable (net of allowances of $325 and $456)	1,103	1,906
Prepaid and other current assets	512	752
TOTAL CURRENT ASSETS	3,231	5,479

Property and equipment, net (note 6)	587	703
Goodwill (note 3)	-	99
Intangible assets, net (notes 3 and 4)	455	1,530
TOTAL ASSETS	$4,273	$7,811

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (note 6)	$2,017	$1,818
Accrued liabilities (note 6)	2,112	2,824
Deferred revenues	1,183	1,341
Capital lease obligations	129	190
TOTAL CURRENT LIABILITIES	5,441	6,173

Long-term payable (note 4)	-	41
Long-term capital lease obligations	12	66
Long-term deferred revenues	15	15
TOTAL LIABILITIES	5,468	6,295

Shareholders’ (Deficiency) Equity (note 5):
Preferred stock:
authorized 5,000,000 shares
Series A convertible; $1,000 per share	2,969	-
Common stock, no par value:
authorized 75,000,000 shares;
issued and outstanding 41,295,922 and 40,916,921 shares	18,910	18,902
Additional paid-in capital	3,877	3,652
Accumulated deficit	(26,951)	(21,038)
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	(1,195)	1,516
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,273	$7,811

Continuing operations (note 1)
Commitments and contingencies (note 8)
Guarantees (note 9)

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Thousands of U.S. Dollars, except number of shares and loss per share)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Licensing and subscriptions	$2,128	$2,621	$7,319	$7,409
Advertising services	416	862	1,990	2,877
TOTAL REVENUES	$2,544	$3,483	$9,309	$10,286

OPERATING COSTS AND EXPENSES

Cost of revenues (exclusive of amortization)	1,380	1,728	4,291	4,588
Sales and marketing	1,062	1,186	3,718	3,544
Research and development	356	846	1,108	1,518
General and administrative	1,484	1,842	5,362	4,286
Amortization of intangible assets (notes 3 and 4)	51	177	339	447
Impairment of goodwill (note 3)	-	-	99	-
Impairment of intangible assets (notes 3 and 4)	-	-	736	-

TOTAL OPERATING EXPENSES	4,333	5,779	15,653	14,383

Loss from operations	(1,789)	(2,296)	(6,344)	(4,097)

Interest and other income, net (notes 8 and 10)	83	32	440	66
Net loss before income taxes	(1,706)	(2,264)	(5,904)	(4,031)
Provision for income taxes	8	2	9	3
Net loss and comprehensive loss	$(1,714)	$(2,266)	$(5,913)	$(4,034)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.06)	$(0.14)	$(0.10)

Common shares used in computing basic and
diluted net loss per share (thousands)	41,297	40,794	41,304	38,726

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIENCY) EQUITY
(Expressed in Thousands)
(Unaudited)

							Total
	Preferred		Common		Additional		Shareholders’
	shares	Preferred	stock	Common	paid-in	Accumulated	(Deficiency)
	No. of	shares	No. of	stock	capital	deficit	Equity
	shares	U.S.$	shares	U.S.$	U.S.$	U.S.$	U.S.$
Balance at
December 31, 2006	-	-	35,350	13,793	3,394	(15,904)	1,283
Issuance of common
shares pursuant to
exercise of employee
stock options	-	-	734	236	(54)	-	182
Private placement
transaction – common
shares and warrants	-	-	3,333	4,033	96	-	4,129
Issuance of common
shares pursuant to
business acquisition	-	-	1,500	840	-	-	840
Stock-based compensation	-	-	-	-	216	-	216
Net loss and
comprehensive loss	-	-	-	-	-	(5,134)	(5,134)
Balance at
December 31, 2007	-	-	40,917	18,902	3,652	(21,038)	1,516
Issuance of series A
convertible preferred
shares	3	2,969	-	-	-	-	2,969
Issuance of common stock
pursuant to exercise of
employee stock options	-	-	780	176	(9)	-	167
Shares returned to settle
acquisition liabilities
(note 3)	-	-	(400)	(168)	-	-	(168)
Stock-based compensation	-	-	-		234	-	234
Net loss and
comprehensive loss	-	-	-	-	-	(5,913)	(5,913)
Balance at
September 30, 2008	3	2,969	41,297	18,910	3,877	(26,951)	(1,195)

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(5,913)	(4,034)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Amortization of property and equipment	256	343
Amortization of intangible assets	339	447
Impairment of goodwill	99	-
Impairment of intangible assets	736	-
Stock-based compensation	234	137
Gain on sale of shares in Stockscores (note 10)	(75)	-
Changes in operating assets and liabilities:
Accounts receivable	803	291
Prepaid and other current assets	(60)	(250)
Accounts payable	200	612
Accrued liabilities	(579)	817
Deferred revenues	(159)	253
CASH USED IN OPERATING ACTIVITIES	(4,119)	(1,384)

Investing activities:
Purchases of property and equipment	(68)	(271)
Proceeds on sale of shares in Stockscores (note 10)	75	-
Acquisition of Mobile Finance Division (note 3)	-	(225)
Acquisition of Semotus Assets (note 4)	(50)	(216)
Restricted cash (note 8)	(131)	-
CASH USED IN INVESTING ACTIVITIES	(174)	(712)

Financing activities:
Proceeds on exercise of stock options	167	161
Proceeds from issuance of preferred shares, net of costs	2,969	-
Proceeds on private placement, net of costs	-	4,146
Repayment of capital lease obligations	(179)	(98)
CASH PROVIDED BY FINANCING ACTIVITIES	2,957	4,209

Net (decrease) increase in cash and cash equivalents	(1,336)	2,113
Cash and cash equivalents, beginning of period	2,821	2,013
Cash and cash equivalents, end of period	$1,485	4,126

Supplemental Cash Flow Information:
Cash	$584	$1,860
Cash equivalents	$901	$2,266
Interest paid	$4	$18
Taxes paid	$9	$2
Assets acquired through capital lease transactions	$63	$186
Value of shares issued for acquisition of Mobile Finance Division	$-	$840
Shares returned to settle acquisition liabilities	$168	$-

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

1. BASIS OF PRESENTATION AND CONTINUING OPERATIONS

Basis of Presentation

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

     The business experiences seasonal variations. Historically, fourth quarter sales have been the strongest; however, due to current volatile economic and financial market conditions, the Company does not expect that will be the case for fiscal 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for other future operating periods. All amounts are stated in U.S. dollars unless otherwise indicated.

     The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and discharge of liabilities in the normal course of operations for the foreseeable future. The Company has incurred significant recurring operating losses over the past two years, and has not generated positive cash flow from operations since the first quarter of 2007. For the nine months ended September 30, 2008, the Company had a net loss of $5,913,000 and used cash of $4,119,000 in operating activities. At September 30, 2008, the Company held cash and cash equivalents of $1,485,000 and had a net working capital deficit of $1,027,000. Net working capital is defined as current assets minus current liabilities excluding current deferred revenues. At November 14, 2008, the Company held cash and cash equivalents of $1,459,000, which includes the $550,000 received from the debentures described below. These conditions raise doubt about the Company’s ability to continue as a going concern.

     Management has been able, thus far, to finance the losses, as well as the growth of the business through a series of equity and debt private placements. Management has made significant cost reductions in the second, third and fourth quarters of fiscal 2008. As further described in Note 11 to these consolidated financial statements, in November 2008, the Company entered into debenture purchase agreements with multiple subscribers under which the Company issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures. Management believes this recent financing along with the Company’s existing cash balances provide sufficient reserves to fund continuing operations for the next 12 months. The accompanying unaudited interim consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or liabilities should the Company not be able to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have been no new policies adopted or changes in the Company’s accounting policies during the nine months ended September 30, 2008 from those previously disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2007, except as follows:

Fair Value Measurements

     In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, (“FAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions FAS No. 157-1 and FAS No. 157-2 which exclude FAS No. 13 “Accounting for Leases” from the scope of FAS 157 and defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of FAS 157 on January 1, 2008 did not impact the Company’s interim consolidated financial statements. In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and assessed there was no impact.

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

3. BUSINESS ACQUISITION

     On January 25, 2007 the Company announced that it had entered into a formal Purchase Agreement with TeleCommunication Systems, Inc. (“TCS”) pursuant to which the Company agreed to issue to TCS 1,500,000 common shares in the capital of the Company and to assume certain TCS liabilities in exchange for certain assets of TCS that made up its Mobile Finance Division (“MFD”). The transaction closed on January 31, 2007. The acquisition of MFD was accounted for as a purchase of a business, with the Company being identified as the acquirer and MFD as the acquiree. These consolidated unaudited interim financial statements include 100% of the operating results of MFD from February 1, 2007.

     At December 31, 2007, the allocation of the purchase price of $1,188,000 included goodwill of $99,000 and intangible assets of $1,660,000, of which $870,000 was allocated to intellectual property and $790,000 was allocated to customer relationships.

     The Company tests the carrying amount of identifiable intangible assets and goodwill annually as of December 31, or whenever events or circumstances indicate that impairment may have occurred. Due to the combination of the continued decline in revenues from the acquired MFD business, and the departure of certain key MFD European employees, management concluded that there were sufficient indicators of impairment to test the carrying value of intangible assets and goodwill as at June 30, 2008.

     Impairment testing for goodwill is performed in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, requires the Company to complete a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. The impairment test indicated that the implied fair value of the Company’s goodwill was not in excess of its carrying value at June 30, 2008, and as a result the Company recorded an impairment loss to write-off the goodwill balance of $99,000 as a non-cash charge to operating expenses.

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

     As a result of this evaluation at June 30, 2008, the Company recorded an impairment loss totaling $524,000 to reduce the carrying value of the MFD definite-lived intangible assets to their estimated fair market values of $347,000 for intellectual property and $106,000 for customer relationships. An impairment test was also completed at September 30, 2008, and management concluded that no further impairment existed.

The following table presents details of the acquired MFD intangible assets:

	Estimated
(In thousands of Dollars)	Useful Life	September 30,	December 31,
	(in years)	2008	2007
Intellectual property	4	$313	$671
Customer relationships	2 - 4	94	547
		$407	$1,218

The estimated future amortization expense of the MFD intangible assets is as follows:

2008 (remainder)	$46
2009	174
2010	173
2011	14
Total	$407

     For the three and nine months ended September 30, 2008, respectively, amortization of MFD intangible assets was $46,000 and $288,000 (three and nine months ended September 30, 2007 - $153,000 and $408,000).

Indemnity

     Under the terms of the Purchase Agreement with TCS the Company was indemnified for certain undisclosed liabilities of MFD as at the date of the transaction. On June 13, 2008, TCS and the Company agreed to settlement terms under the Purchase Agreement that in compensation for these previously indemnified liabilities, TCS would return 400,000 of the 1,500,000 Stockhouse common shares issued as part of the purchase consideration. These 400,000 shares were valued at the date of the settlement at $0.42 per share. The total value of the shares of $168,000 is considered full payment for initially undisclosed liabilities of $148,000 plus costs of $20,000 associated with additional professional fees incurred to determine the undisclosed liabilities as at the date of acquisition. The settlement agreement also provided for an extension of the indemnity period for certain claims of undisclosed liability for two years from June 13, 2008.

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

Nine Months Ended
(In thousands of Dollars, except per share data)	September 30, 2007

REVENUES
Licensing and subscriptions	$7,919
Advertising services	2,877
$10,796
Total operating expenses net of Other income (expense)	15,028

Net loss and comprehensive loss	$(4,232)

Net loss per common share: Basic and diluted	$(0.11)

Common shares used in computing basic and diluted
net loss per share (thousands)	38,893

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

     As revenues continued to decline from the acquired Semotus products, management concluded that there were sufficient indicators of impairment to test the carrying value of acquired intangible assets as at June 30, 2008. As discussed in Note 3, the Company evaluates definite-lived intangible assets for potential impairment in accordance with FAS 144. As a result of this evaluation, the Company recorded an impairment loss totaling $212,000 at June 30, 2008 to reduce the carrying value of the Semotus definite-lived intangible assets to their estimated fair market value. The estimated fair market value of intellectual property was assessed at $53,000. Customer relationships were determined to have no estimated fair market value. An impairment test was also completed at September 30, 2008, and management concluded that no further impairment existed.

The following table presents details of the acquired Semotus identifiable intangible assets:

	Estimated
(In thousands of Dollars)	Useful Life	September 30,	December 31,
	(in years)	2008	2007
Intellectual property	4	$48	$116
Customer relationships	4	-	196
		$48	$312

The estimated future amortization expense of the Semotus intangible assets is as follows:

2008 (remainder)	$5
2009	19
2010	19
2011	5
Total	$48

     For the three and nine months ended September 30, 2008, respectively, amortization of the Semotus intangible assets was $5,000 and $51,000 (three and nine months ended September 30, 2007 - $23,000 and $39,000).

     For the three and nine months ended September 30, 2008, purchase consideration of $16,000 and $50,000 was paid to the vendor under the terms of the Asset Purchase Agreement (three and nine months ended September 30, 2007 - $26,000 and $41,000). The total remaining purchase consideration payable of $87,000 is included in current accounts payable. At December 31, 2007, the $137,000 balance payable was recorded based on estimates of expected revenue and allocated $96,000 as to accounts payable and $41,000 as to long-term payable.

5. SHAREHOLDERS’ EQUITY

     The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. During the nine months ended September 30, 2008, the Company issued shares on the exercise of stock options and issued preferred shares in an equity financing transaction. During 2007, the Company issued shares on the exercise of stock options and also in a private placement transaction.

Preferred Shares

     On May 13, 2008, the Company closed a private placement according to the terms of a stock purchase agreement entered on April 30, 2008 with PEAK6 Capital Management LLC (“PEAK6”). Under the terms of the agreement the Company issued 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share to PEAK6 for net proceeds to the Company of $2,969,000. Issue costs of $31,000 were allocated to preferred shares. In the event of any liquidation, dissolution or winding up of the affairs of the Company, the preferred shareholders are entitled to be paid first out of the assets of the Company up to $1,000 per share, subject to certain adjustments. Holders of preferred shares are entitled to receive dividends when, as, and if declared by the Company at a rate of 7%. Each preferred share is convertible to 2,200 common shares of the Company. The preferred shares are non-voting until conversion, are convertible 180 days after issuance, and automatically convert into common shares at the end of twenty four months from date of issuance at a price of $0.4545 per common share. The Company may redeem the preferred shares at any time after 90 days by paying 110% of their value. Separate from the stock purchase agreement, the Company also entered into an agreement whereby the Company provides market data, research and news to PEAK6's new online options information portal, The Options News Network.

Warrants

     The Company issued warrants in prior periods pursuant to equity financing and private placement transactions. At September 30, 2008, all warrants had expired unexercised.

Stock-Based Compensation Plans and Stock-Based Award Activity

     During the nine months ended September 30, 2008, the Company granted stock options to employees, management, consultants and non-employee directors under the 2007 Stock Option Plan (the “2007 Plan”) which was approved in June 2007. Stock options granted under the 2007 Plan have a five year life and generally vest annually on the anniversary of the grant date over 3 years at a rate of 34% for the first year and 33% for the remaining two years. During the three months ended June 30, 2008, a performance stock option agreement for 250,000 options was executed whereby options are earned in defined amounts and, subject to the vesting provisions of the 2007 Plan, can be exercised only if the Company achieves certain pre-defined business targets before December 31, 2010. Subsequent to September 30, 2008, these performance stock options were cancelled. All options are denominated in U.S. dollars.

     The following table provides information on the Company’s outstanding options and options available for grant at September 30, 2008 and activity since December 31, 2007:

		Options Outstanding
					Weighted
				Weighted	Average	Aggregate
	Number of			Average	Remaining	Intrinsic
	Options		Price Per	Exercise	Contractual	Value
	Available	Number of	Share	Price	Term	$
	For Grant	Options	$	$	(in years)	(in thousands)

Balance at
December 31, 2007	2,931,775	3,861,625	$0.12 - $1.25	$0.64	2.34	$865
Options granted	(1,812,000)	1,812,000	$0.15 - $0.59
Options exercised	-	(780,000)	$0.17 - $0.42
Options expired	-	(15,000)	$0.29- $0.29
Options forfeited	662,000	(662,000)	$0.15 - $1.24
Balance at
September 30, 2008	1,781,775	4,216,625	$0.15 - $1.25	$0.45	2.91	$0
Vested and exercisable
at September 30, 2008		2,172,687		$0.67	0.82	$0

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at September 30, 2008 and the exercise price of the underlying awards, where the stock options are in-the-money. No stock options were in-the-money at September 30, 2008.

     The following table summarizes the Company’s unvested stock options as of September 30, 2008, and changes since December 31, 2007:

		Weighted-Average Grant
	Number of Awards	Date Fair Value
Unvested at December 31, 2007	1,098,906	$0.50
Granted	1,812,000	$0.32
Vested	(204,968)	$0.23
Forfeited	(662,000)	$0.40
Unvested at September 30, 2008	2,043,938	$0.37

     As of September 30, 2008, total unrecognized compensation expense related to unvested awards granted under the Company’s stock option plans was $392,000. This amount is expected to be recognized over a weighted-average period of 2.9 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the nine months ended September 30, 2008.

Stock-Based Compensation Expense

     During the three and nine months ended September 30, 2008 and 2007, respectively, net loss included the following stock-based compensation expense:

	Three Months Ended		Nine Months Ended
(In thousands of Dollars)	September 30,		September 30,
	2008	2007	2008	2007
Sales and marketing	$(2)	$1	$13	$15
Research and development	2	4	6	20
General and administrative	74	52	215	102
Total stock-based compensation expense	$74	$57	$234	$137

     Stock-based compensation for sales and marketing was negative in the period as the $14,000 of calculated stock-based compensation expensed in the three months ended September 30, 2008, was less than the reversal of stock-based compensation on options granted to sales employees which did not ultimately vest as a result of the termination of their employment.

Valuation Assumptions Used in Fair-Value Based Calculation Model

     The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for the three and nine months ending September 30, 2008 and 2007 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected life (in years)	5	5	5	5
Risk-free interest rate	3%	4%	4%	4%
Expected volatility	103%	86%	97%	82%
Dividend yield	0%	0%	0%	0%
Fair value per stock option	$0.22	$0.71	$0.28	$0.63

     The expected life of stock options is equal to the contractual life of the stock options. The exercise price of a stock option is equal to the market value of the Company’s common stock on the grant date. The Company uses the zero coupon interest yield rate comparable to the expected life of the option. Expected volatility is based on historical computations of the Company’s volatility. The estimated fair value of the stock-based awards is amortized over the vesting period of the underlying awards on a graduated basis.

6. BALANCE SHEET COMPONENTS

	September 30,	December 31,
(In thousands of Dollars)	2008	2007

Accounts payable
Trade accounts payable	$1,872	$1,612
Sales taxes payable	145	206
Total accounts payable	$2,017	$1,818

Accrued liabilities
Accrued liabilities	$748	$1,223
Accrued data costs	1,121	1,327
Customer deposits	243	274
Total accrued liabilities	$2,112	$2,824

Property and equipment
Computer equipment	$1,161	$1,143
Computer equipment under capital lease	751	686
Computer software	382	336
Website software	638	638
Office furniture and equipment	245	237
Leasehold improvements	114	110
Total cost	3,291	3,150
Less: accumulated amortization	(2,704)	(2,447)
Property and equipment, net	$587	$703

     In the three and nine months ended September 30, 2008 amortization expense related to property and equipment totaled $82,000 and $256,000, respectively, including $34,000 and $112,000 of amortization for capital assets under lease. In the three and nine months ended September 30, 2007 amortization expense was $126,000 and $343,000, respectively, including $44,000 and $123,000 of amortization for capital assets under lease.

     Substantially all of the Company’s property and equipment is located in Canada.

7. SEGMENTED INFORMATION

     The Company operates in one reportable segment. The Company defines a reportable segment as a component of the Company for which separate financial information is available and which is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

     The following information is presented by the customer’s geographic area:

	Three Months Ended		Nine Months Ended
(Revenues in thousands of Dollars)	September 30,		September 30,
	2008	2007	2008	2007
Licensing and subscriptions
North America	$1,646	$2.025	$5,549	$5,346
United Kingdom	267	450	934	1,469
Other	215	146	836	594
Total Licensing and subscriptions	$2,128	$2,621	$7,319	$7,409

Advertising Services
North America	$416	$862	$1,990	$2,877
United Kingdom	-	-	-	-
Other	-	-	-	-
Total Advertising services	$416	$862	$1,990	$2,877

Total Revenues	$2,544	$3,483	$9,309	$10,286

     During the three months ended September 30, 2008, licensing and subscriptions revenues from one customer represented 11% of total revenues. There were no revenues from individual customers greater than 10% of total revenues during the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007. One customer accounted for greater than 10% of outstanding trade receivables at September 30, 2008 (December 31, 2007 – one customer).

8. COMMITMENTS AND CONTINGENCIES

Commitments

     The following table summarizes the Company’s contractual obligations at September 30, 2008. While the net contractual cash obligations have not changed significantly from December 31, 2007, the mix of the contractual commitments has changed.

(In thousands of Dollars)	Payments Due by Period
					More
		Within 1	2 – 3	4 – 5	Than 5
	Total	Year	Years	Years	Years
Operating leases	$2,285	$147	$955	$983	$200
Capital leases	141	41	100	-	-
Data provider commitment	875	94	750	31	-
Total contractual cash obligations	$3,301	$282	$1,805	$1,014	$200

     In June 2008, the Company secured additional leased space in Toronto with a lease term to October 2013. During the nine months ended September 30, 2008, the Company entered into three new leases for servers and computer equipment. During September 2008, the Company negotiated a reduction in costs related to the hosting and connectivity agreement for the back-up hosting site from $13,000 per month to approximately $9,600 per month.

Contingencies

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

     The Company was the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The Plaintiff, a former employee of the Company, sought damages, interest and costs in the order of approximately $218,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia in a trial which began on December 3, 2007 and ended on December 7, 2007. On May 8, 2008 the Supreme Court found in favor of the plaintiff and awarded damages in the amount of $11,000, plus costs.

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

     On August 7, 2008, an employee of the Company filed an application in the District Court of Amsterdam, the Netherlands requesting the Court to order the temporary seizure of funds then held in the Company’s Benelux bank accounts, and ordering the Company to restore his access to company systems and to continue payment of his salary until the terms of his employment could be determined. The Court granted this application and ordered the transfer of €89,110 ($131,000) from the operating bank accounts to a restricted account. This amount is classified as restricted cash on the consolidated balance sheet at September 30, 2008. A hearing date of November 17, 2008 has been set to resolve the employment issue and the status of the restricted cash. The case is currently pending final resolution and there is uncertainty as to what value, if any, will ultimately be paid.

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

     The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and generally are not limited in amount, so it is not possible to express the amount at risk in dollars. Historically, the Company has not been obligated to make significant payments on account of these obligations, and accordingly, no liabilities were recorded for these obligations of this nature on its balance sheets as of September 30, 2008 and December 31, 2007. The Company carries coverage under certain insurance policies to protect itself in the case of an unexpected liability; however, this coverage may not be sufficient.

10. RELATED PARTY TRANSACTIONS

     The Canadian subsidiary of Stockhouse owned 50% of Stockscores Analytics Corp. (“Stockscores”), a British Columbia corporation with limited activity and no material impact on the Company. On July 24, 2008, the Company disposed of its 50% share in Stockscores to the other shareholder for $75,000 which is recorded as Other Income in the three months ended September 30, 2008.

     During the three months ended September 30, 2007, the Company entered into a one year agreement with a third party. Under the agreement the Company provided the implementation set up and Intraday Indices data at no charge, with the remaining portions of the agreement billed at market price. In exchange for the no charge services, the third party agreed to set up a link on the third party’s website indicating “Markets provided by Stockhouse.com.” These services were valued at the market rate for the set up provided. The agreement was renewed for another year during the three months ended September 30, 2008. A member of the third party’s senior management’s team is a director of the Company.

11. SUBSEQUENT EVENTS

     Plan of Termination

     In October 2008, the Company undertook a cost restructuring program reducing its staff by 19 members including three senior executive roles. The total associated liability was $76,000. The Company paid $50,000 related to payments in lieu of notice and other fringe benefits as of October 31, 2008. The Company expects to pay the remaining liability of $26,000 associated with these terminations by January 31, 2009. No leases for facilities or equipment were modified or terminated.

     Debenture Financing

     In November 2008, we entered into debenture purchase agreements with six subscribers pursuant to which we issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”). Of this amount, $163,000 (C$200,000) was subscribed by the Company’s Chief Executive Officer. Interest accrues on the debentures at a rate of 18% per annum, calculated monthly, and is payable at the end of each of the 30th calendar day of January, April, July and October. Subscribers may choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. The obligations of the Company under these debentures are secured by the assets of the Company’s wholly-

owned subsidiary Stockgroup Media Inc., pursuant to a general security agreement. The Company may redeem all or any portion of the debentures and any accrued interest thereon, at any time from April 30, 2009 until maturity.

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

Foreign Currency and Exchange Rates

     All amounts in this quarterly report are stated in United States (“U.S.”) Dollars unless otherwise indicated. The operations of our Canadian subsidiary have been converted to U.S. dollars for financial statement reporting purposes at an average rate of C$1.04 per U.S. $1.00 for the three ended September 30, 2008 and C$1.02 per U.S. $1.00 for the nine months ended September 30, 2008. The month-end rate at September 30, 2008 was C$1.03. The U.S. dollar has strengthened considerably since the end of September 2008 and at October 31, 2008, was at a rate of C$1.20 per U.S. $1.00. The average rate was C$1.05 per U.S. $1.00 for the three months ended September 30, 2007 and C$1.10 per U.S. $1.00 for the nine months ended September 30, 2007.

     The current economic environment has resulted in large fluctuations in the currency markets. At October 31, 2008, the foreign currency rate was C$1.20 per $U.S. 1.00. This is significantly different than the September 30, 2008 month end rate and we anticipate that the average quarterly rate will also vary significantly from the prior year period. As a significant portion of our revenues are earned in Canadian dollars, a strengthening of the U.S. dollar will result in lower reported revenues.

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

     Given the current stock market volatility it is difficult to determine if individuals and companies will continue to have a high level of interest in the markets, or whether given the uncertainty that they will discontinue certain of our services. We believe that despite the volatility there is still a high interest in the markets; however, we are uncertain how our customers may react in the future given the current economic situation. We believe that our advertising from small publicly traded companies will continue to be very low due to the rapid decline of the prices of smaller capitalized companies within the general stock market decline and uncertain economic times which effects their overall spending.

     The Internet is the delivery vehicle for all of our products. The Internet has not yet reached maturity and continues to reach new levels of sophistication. Increasing numbers of people are using the Internet as a source of stock market information. As a result, financial content is becoming an expected standard offering for media and financial services companies. Financial software and content systems clients, including large news websites, brokerages, banks, and other media are encountering competitive pressures to improve their financial content offerings. This market expansion drives demand for our services and has resulted in continued sales growth.

     We also receive financial information from suppliers over the Internet and deliver it to mobile devices. Adoption of mobile and smart phones continue to grow at a significant pace as investors and investment professionals use mobile devices to stay connected to the market when they are away from their desktops. In order to capture this market, in January 2007 we acquired a business known in this document as the Mobile Finance Division, or MFD, which provided us with the wireless platform to deliver financial market data, news and limited analytics like charting and portfolio functionality. Having a wireless platform for content delivery, including our Marketstream and Stockstream products, is an important part of our strategy for the growth of our enterprise and increase in our number of retail customers. We believe that this market expansion continues to drive demand for the services provided by this mobile finance business and also provides us with scalability in distributing our content.

     On May 2007, we entered into a purchase agreement with Semotus Solutions Inc. (“Semotus”) whereby we acquired the financial information services assets of Semotus, a California based provider of mobile enterprise software solutions. We believe the acquired software enhances our ability to offer our customers a range of scalable wireless financial market data services. During October 2008, we completed the transition of legacy Semotus customers to our Stockstream mobile platform.

     The results of the MFD business acquisition and the Semotus asset acquisition from February 1, 2007 and May 8, 2007, respectively, are included in the accompanying interim consolidated financial statements.

Recent Corporate Developments

     Since the completion of our fiscal year ended December 31, 2007 we have experienced the following significant corporate developments:

     On April 3, 2008, we launched our redesigned website, www.Stockhouse.com. The new website uses enhanced social networking and collaboration tools and technology to help users of the website share information, opinions and insights. One of the key features of the new website is a proprietary patent pending user reputation and content ranking system which helps users of the website filter content posted on the website by other users and to determine who the highest quality members of the community are. The investor reputation and content ranking systems consists of human, wisdom of crowd, performance, participation and algorithmic filters to determine the highest quality contributors and content.

     On May 13, 2008, we closed a private placement with PEAK6 Capital Management LLC (“PEAK6”), pursuant to a stock purchase agreement we entered into on April 30, 2008. In this equity financing, we agreed to issue 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share for gross proceeds of $3,000,000. Holders of preferred shares are entitled to receive dividends when, as, and if declared by the Company at a rate of 7%. Each preferred share is convertible to 2,200 common shares of the Company. The preferred shares are non-voting until conversion, are convertible 180 days after issuance, and automatically convert into common shares at the end of twenty four months from date of issuance at a price of $0.4545 per common share. We may redeem the preferred shares at any time after 90 days by paying 110% of their value. Separate from the stock purchase agreement, we also entered into an agreement whereby we provide market data, research and news to PEAK6's new online options information portal, The Options News Network.

     Effective July 10, 2008, we changed our name from Stockgroup Information Systems Inc. to Stockhouse Inc.

     In October 2008, owing to market conditions, we undertook a cost restructuring program, reducing our staff by 19 members, or 27%, including three senior executive roles. The total associated liability was $76,000, of which we paid $50,000 at October 31, 2008. We expect to pay the remaining liability of $26,000 by January 31, 2009. No leases for facilities or equipment were modified or terminated.

     On October 8, 2008, we launched Stockstream MobileTM and Stockstream Mobile Pro. These products provide the individual investor and professional trader with streaming real-time market data and news covering 40 global exchanges and all financial instruments from Reuters. These products can be white-labeled for client loyalty products or resale through channel partners. The new media of the future, mobile devices are poised to transform how both the professional and retail market access financial information. Our global wireless market data solution addresses the growing demand for wireless access to financial information and analytics using state-of-the-art mobile technology. Our products are available as full-featured applications for BlackBerry smart phones, which are designed to stream real-time financial information to individual investors and professional traders.

     Debenture Financing

      In November 2008, we entered into debenture purchase agreements with six subscribers pursuant to which we issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”). These debentures are described further below under the title Future Liquidity Requirements.

     Changes in Executive Management Team

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

     On August 29, 2008, Dana Stetson, the Company’s Vice President of Licensing and Subscription Sales, left the Company. Our licensing and subscription products are converging with advertising supported models. Theresa McVean, Vice President of Advertising Sales was promoted to Vice President of Sales and leads both the subscription and advertising sales operations.

     As part of our continued cost cutting strategy and our cost restructuring program announced October 1, 2008, certain of our executives were terminated including our Publisher and Executive Editor, Darin Diehl, and our Vice President of Marketing, Bruce Nunn.

      The employment agreement between Karl Buhr and the Company was terminated and he ceased to be the Company’s Chief Operating Officer or perform any other executive officer functions. Mr. Buhr waived notice period, severance and his 750,000 outstanding options as of October 31, 2008. Mr. Buhr signed a new employment agreement in the capacity of Advisor and will work for us for a minimum of four days per month. Mr. Buhr will be granted 200,000 stock options and be paid $5,000 per month and a one-time bonus of up to $10,000 if certain conditions are met.

     Appointment of New Director

     Effective April 17, 2008, we appointed Janet Scardino as a director of the Company. Ms. Scardino is currently President Commercial for the 19 Entertainment Group. Prior to this, she was President and Chief Marketing Officer of The Knot, Inc., a NASDAQ listed company. She was the Executive Vice President of Reuters Group PLC from March 2005 through August 2007 and the Executive Vice President and Managing Director of the Media division of Reuters from January 2006 through August 2007. Ms. Scardino also served as Executive Vice President and Global Head of Marketing of Reuters Media from March 2005 through January 2006. Between February 2003 and March 2005, Ms. Scardino was a digital media entrepreneur. From March 2001 to February 2003, Ms. Scardino was Senior Vice President, International Marketing for the America Online division of AOL Time Warner Inc. Between 1998 and 2001 Ms. Scardino was Managing Director for the Disney Channel Italy, a wholly owned subsidiary of The Walt Disney Company. Prior to that, Ms. Scardino served in various positions for MTV Networks from 1987 to 1997, most recently as Vice President, International Marketing for MTV: Music Television. Ms. Scardino received a B.S. in Communications from Emerson College in 1981. Ms. Scardino is a member of our Governance and Compensation Committees.

Results of Operations

     The following table shows each line item on our unaudited consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Licensing and subscriptions	84%	75%	79%	72%
Advertising services	16%	25%	21%	28%
	100%	100%	100%	100%
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of
amortization)	54%	50%	46%	45%
Sales and marketing	42%	34%	40%	35%
Research and development	14%	24%	12%	15%
General and administrative	58%	53%	58%	42%
Amortization of intangible assets	2%	5%	4%	4%
Impairment of goodwill	-	-	1%	-
Impairment of intangible assets	-	-	8%	-
	170%	166%	169%	141%

Loss from operations	(70%)	(66%)	(69%)	(41%)

Interest and other income, net	3%	1%	5%	1%

Net loss before income taxes	(67%)	(65%)	(64%)	(40%)
Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	(67%)	(65%)	(64%)	(40%)

     The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for other future operating periods especially considering the current volatile economic and financial market conditions. Since the fourth quarter of 2007, revenues have decreased quarter over quarter with licensing and subscriptions revenues declining by 17% and advertising sales revenues declining by 40% from the second fiscal quarter 2008. Historically, our strongest sales occur in the fourth quarter; however, due to current volatile economic and financial market conditions, we do not expect that will be the case for fiscal 2008.

Revenues

	Three Months Ended		Nine Months Ended
(In thousands of Dollars)	September 30,		September 30,
	2008	2007	2008	2007
Licensing and subscriptions	$2,128	$2,621	$7,319	$7,409
Advertising	416	862	1,990	2,877
Total revenues	$2,544	$3,483	$9,309	$10,286

     The majority of our revenues are derived from customers located in North America. On February 1, 2007, we commenced business operations in the United Kingdom, Spain and Benelux and our European

revenues approximated 17% to 19% of total revenues for the presented periods above. Advertising services were not impacted by our acquisition of MFD and Semotus.

Licensing and Subscriptions

     Licensing and subscriptions revenues decreased by 19% to $2,128,000 for the three months ended September 30, 2008 from $2,621,000 for the three months ended September 30, 2007. Revenues decreased by 1% to $7,319,000 for the nine months ended September 30, 2008 from $7,409,000 for the nine months ended September 30, 2007.

     During the three months ended September 30, 2008, licensing and subscription revenues from one customer represented 11% of total revenues. There were no revenues from individual customers greater than 10% of total revenues during the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007.

     The decrease in the three months ended September 30, 2008, was mainly attributable to a 43% decline in our pager subscription services compared to the prior year period. Our pager subscription services continue to represent a diminishing revenue stream as customers change to other types of wireless devices. Sales to our institutional customers decreased by 11% and revenues associated with the Semotus assets decreased by 50% for the three months ended September 30, 2008 compared to the prior year quarter. Sales to our MFD Marketstream mobile customers increased by 6% in the three months ended September 30, 2008 compared to the comparable prior year quarter.

     Revenues increased by 13% from our institutional customers and 43% from revenues related to the delivery of financial information under our MFD Marketstream product for the nine months ended September 30, 2008 compared to the prior year period. Revenues generated from the Semotus assets also contributed to the increase in the nine months ended September 30, 2008 despite that fact that third quarter revenues from these assets declined. These increases were offset by a 34% decline in pager subscription services for the nine months ended September 30, 2008 from the prior year comparative period.

Advertising Services

     Advertising services revenues include advertising on our Stockhouse websites and related properties. The Stockhouse brand name and the functionality of the Stockhouse website; including our Stockhouse Blogs, provide us with access to the investment community. The Stockhouse website allows us to provide a range of advertising services for our clients where they gain exposure to an affluent group of consumers. While we believe that the market for online advertising in general will continue to grow and that there will be greater demand among companies for advertising targeted to the investment community, the current economic conditions and decline in the stock market have caused some customers to delay or cancel purchases of advertising services. Our advertising to small publicly traded companies has become significantly negatively impacted. Although the Company is actively replacing this advertising with advertising from national agencies, the increase in national accounts has not made up the decreases in public company sales. The Company expects public company advertising to continue to be negatively impacted with the current stock market environment.

     Advertising services revenues decreased by 52% to $416,000 for the three months ended September 30, 2008 from $862,000 for the three months ended September 30, 2007 and decreased by 31% to $1,990,000 for the nine months ended September 30, 2008 from $2,877,000 for the nine months ended September 30, 2007. During the first quarter of 2008 we maintained the beta version of Stockhouse.com as a separate site. The maintenance of an additional site and the closing of the older version of Stockhouse.com contributed to difficulties in inventory management, advertising delivery and advertising sales. This transition and the loss of advertising sales personnel in the first quarter of 2008 contributed to decreased revenues starting at the end of the first quarter of 2008. These factors, as well as the decline in the stock market and the general economy in September 2008, contributed to lower revenue levels compared to the prior year, particularly in the second and third quarters of 2008. During the nine months ended September 30, 2008, we hired a new VP of Advertising Sales, installed Doubleclick DART for Publishers for advertising delivery, and added site analytics to increase our ability to attract national advertisers and advertising agencies.

Operating Costs and Expenses

	Three Months Ended		Nine Months Ended
(In thousands of Dollars)	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$1,380	$1,728	$4,291	$4,588
Sales and marketing	1,062	1,186	3,718	3,544
Research and development	356	846	1,108	1,518
General and administrative	1,484	1,842	5,362	4,286
Amortization of intangible assets	51	177	339	447
Impairment of goodwill	-	-	99	-
Impairment of intangible assets	-	-	736	-
Total operating costs and expenses	$4,333	$5,779	$15,653	$14,383

     Total operating costs and expenses decreased by 25% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Total operating costs and expenses increased by 9% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

     The majority of the absolute dollar increases for the nine months ended September 30, 2008 are attributable to operational costs associated with the acquisition and integration of our mobile finance operations and the need to provide the infrastructure base required to manage and grow the business. Commencing in June 2008, we undertook several cost cutting measures in order to reduce total operating costs and expenses in absolute dollars and as a percentage of revenues. We believe we have started to see the positive impact of these costs cutting measures in the third quarter as reflected by the decrease in total operating costs and expenses compared to the prior year quarter and the second quarter of fiscal 2008. The decrease in total revenues in the third quarter resulted in an increase in total operating costs and expenses as a percentage of revenues. In October 2008, we terminated 19 of our employees, including three members of our management team.

Cost of revenues

     Our cost of revenues includes costs associated with bandwidth, data feeds and exchange fees, and other direct product costs. Total cost of revenues decreased by 20% to $1,380,000 for the three months ended September 30, 2008 from $1,728,000 for the three months ended September 30, 2007. Our cost of revenues decreased by 6% to $4,291,000 for the nine months ended September 30, 2008 from $4,588,000 for the nine months ended September 30, 2007.

     Our bandwidth and data feed costs are generally correlated with our Stockhouse website and the number of customers to which we license our platform. We are subject to exchange fees, including user fees, which are subject to change. Our costs may increase without a proportionate increase in revenues until we can complete new agreements with our customers to recover these costs. During the first quarter of 2008 we changed our major advertising server which resulted in certain duplicate costs during that period. However, we also continued to manage our relationships with our providers and eliminated duplicate services associated with bringing the legacy MFD customers to one data center. The transition to our primary data feed provider in 2007 resulted in increased costs that did not recur in 2008. Despite the fact that our pager revenue stream continues to decrease, certain fixed airtime costs continue to apply. We anticipate that these costs will decrease with decreased activity and ultimately will be eliminated when pagers hit threshold minimum revenue levels and are discontinued.

Sales and Marketing

     Sales and marketing expenses decreased by 10% to $1,062,000 for the three months ended September 30, 2008 from $1,186,000 for the three months ended September 30, 2007. Sales and marketing expenses increased by 5% to $3,718,000 for the nine months ended September 30, 2008 from $3,544,000 for the nine months ended September 30, 2007.

     During the nine months ended September 30, 2008, we continued to experience changes in our sales force, continued to invest in our team who provides editorial content, and invested in marketing the Stockhouse brand and the www.Stockhouse.com website. These investments resulted in additional costs during the first and second quarters of 2008 which contributed to the increase in the nine months ended September 30, 2008. Our cost cutting measures beginning in June 2008 resulted in the first decrease in sales and marketing costs for the year to pre-MFD levels and a sequential quarter over quarter decrease of $213,000. The majority of the decrease in the three months ended September 30, 2008 resulted from decreased sales personnel, commissions and lower marketing costs. Sales and marketing costs as a percentage of revenues have increased in both the three and nine months ended September 30, 2008 from the prior comparative periods as a result of decreased revenue; however, have remained consistent with the previous sequential quarter which reflects the impact of the cost savings.

Research and development

     Research and development expenses decreased by 58% to $356,000 for the three months ended September 30, 2008 from $846,000 for the three months ended September 30, 2007. Research and development expenses decreased by 27% to $1,108,000 for the nine months ended September 30, 2008 from $1,518,000 for the three months ended September 30, 2007.

     The April 2008 release of the Stockhouse website necessitated the addition of 12 employees in February 2007, for which the associated salary costs continued to the end of March 2008. With the project being completed, costs declined in the three and nine months ended September 30, 2008 compared to the prior year periods. Sequential quarter research and development expenses decreased nominally; however, we do anticipate fourth quarter costs to decrease as a result of fewer headcount. Our core research and development team continues to work on the development of our existing and future products and also on internal use software solutions to support our business. In June 2008, we adopted the agile development methodology which has re-defined how we envision, plan, develop and test our products.

General and Administrative

     General and administrative expenses decreased by 19% to $1,484,000 for the three months ended September 30, 2008 from $1,842,000 for the three months ended September 30, 2007 and increased by 25% to $5,362,000 for the nine months ended September 30, 2008 from $4,286,000 for the nine months ended September 30, 2007. These expenses as a percentage of total revenues increased for the three and nine months ended September 30, 2008 compared to 2007; however, decreased sequentially from 60% for the three months ended June 30, 2008 to 58% for the three months ended September 30, 2008.

     During the nine months ended September 30, 2008, general and administrative expenses increased in part as the result of additional human resource costs, such as: the costs associated with payroll (which increased mainly as costs increased in U.S. dollars due to the strengthening of the Canadian dollar versus the U.S. dollar); severance costs for our MFD employees; increased consultant costs, including costs associated with transferring our United Kingdom accounting function to Vancouver; and stock-based compensation charges. Professional fees increased substantially in the nine months ended September 30, 2008 as the result of what we believe to be one-time expenditures related to additional work required in the completion of our year-end audit for the consolidated entity. During the nine months ended September 30, 2008, foreign exchange gains of $80,000 offset these expenses; however, foreign exchange gains in the comparative year period were $112,000, mainly as a result of the positive impact of fluctuations in exchange rates from holding a significant portion of the private placement financing in Canadian dollars.

     The decrease in general and administrative expenses during the three months ended September 30, 2008 resulted from the reduction and streamlining of costs associated with our mobile finance operation compared to the costs incurred in the prior year period. General and administrative costs decreased by $480,000 from the second quarter of 2008, of which $229,000 of the decrease was lower bad debt expense. As several MFD employee positions were eliminated in the second quarter, salary and severance costs for these individuals did not recur in the three months ended September 30, 2008.

Amortization of intangible assets

     Amortization of intangible assets was $51,000 for the three months ended September 30, 2008 and $177,000 for the three months ended September 30, 2007. Amortization of intangible assets was $339,000 for the nine months ended September 30, 2008 and $447,000 for the nine months ended September 30, 2007. Amortization is charged on definite-lived intangible assets, including intellectual property and customer relationships related to our MFD purchase and Semotus asset acquisition. Amortization expense decreased in the current period as the result of the impairment charge recorded at June 30, 2008, which reduced the carrying value of these assets.

Impairment of goodwill and acquired intangible assets

     We test the carrying amount of identifiable intangible assets and goodwill annually as of December 31, or whenever events or circumstances indicate that impairment may have occurred. Due to the combination of the continued decline in revenues from the acquired MFD business, and the departure of certain key MFD European employees, management concluded that there were sufficient indicators of impairment to test the carrying value of intangible assets and goodwill as at June 30, 2008. In addition, as revenues continued to decline from the acquired Semotus products, management concluded that there were sufficient indicators of impairment to test the carrying value of those acquired intangible assets as at June 30, 2008.

     Impairment testing for goodwill is performed in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, requires the Company to complete a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. The impairment test indicated that the implied fair value of the Company’s goodwill was not in excess of its carrying value at June 30, 2008, and as a result we recorded an impairment loss to write-off the goodwill balance of $99,000 as a non-cash charge to operating expenses.

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

     As a result of these evaluations, we recorded an impairment loss totaling $736,000 during the three months ended June 30, 2008 to reduce the carrying value of the definite-lived intangible assets to their estimated fair market values. The estimated fair values of the MFD intangible assets were $347,000 for intellectual property and $106,000 for customer relationships. The estimated fair market value of the Semotus intangible assets was $53,000 for intellectual property. There was no estimated fair market value associated with customer relationships. An impairment test was also completed at September 30, 2008, and we concluded no further impairment existed.

Interest and other income (expense)

	Three Months Ended		Nine Months Ended
(In thousands of Dollars)	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$18	$63	$61	$119
Interest expense	(10)	(36)	(33)	(58)
Other income	75	5	412	5
Total interest and other income	$83	$32	$440	$66

     We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. The majority of interest expense represents interest charged on capital lease obligations which have decreased from the prior year. Other income in the three months ended September 30, 2008, represents proceeds of $75,000 received on the sale of our 50% ownership interest in Stockscores Analytics Corp. (“Stockscores”) in July 2008 to the other shareholder. Stockscores had limited activity and no material impact on the Company. Other income in the nine months ended September 30, 2008 included $340,000 resulting from the favorable settlement of the Hollinger litigation.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $1,485,000 at September 30, 2008 - a decrease of $1,336,000 from December 31, 2007, and $2,009,000 from June 30, 2008. We also held restricted cash of $131,000 at September 30, 2008.

	Nine Months Ended
(In thousands of Dollars)	September 30,
	2008	2007
Cash used in operating activities	$(4,119)	$(1,384)
Cash used in investing activities	(174)	(712)
Cash provided by financing activities	2,957	4,209
Net (decrease) increase in cash and cash equivalents	$(1,336)	$2,113

     During the nine months ended September 30, 2008 we received net proceeds of $2,969,000 in an equity financing transaction which was used to fund operations. During the nine months ended September 30, 2007 we raised net proceeds of $4,146,000 from a private placement of 3,333,334 common shares and we completed the acquisition of MFD and the Semotus assets. We issued 1,500,000 restricted common shares for the MFD purchase and we assumed a significant level of liabilities which were paid down at a faster rate than the monies collected on the accounts receivable balances assumed in the acquisition.

Operating Activities. During the nine months ended September 30, 2008 we used more cash than we generated from operations. This was primarily due to the use of cash to fund the expenses arising from our international operations and the build up of the infrastructure base required to manage our expanded operations. Our total revenues have decreased compared to prior year periods and receivables collections have continued to be slow, especially in the United Kingdom. During the three months ended September 30, 2008, we paid down our accounts payable balances related to certain key suppliers which resulted in an additional use of cash.

Investing Activities. Cash used in the nine months ended September 30, 2008 represents cash used for additions to property and equipment of $68,000, purchase price payments to Semotus of $50,000, and restricted cash of $131,000. These uses were offset by proceeds received on the sale of our share in Stockscores of $75,000. For the nine months ended September 30, 2007, we used $271,000 for capital assets purchases, and $441,000 for acquisition costs related to our MFD acquisition and Semotus assets.

Financing Activities. Net cash provided by financing activities was $2,957,000 for the nine months ended September 30, 2008. We received net proceeds of $2,969,000 in cash from PEAK6 on the issuance on 3,000 Series A convertible preferred shares as further described in the Recent Corporate Developments section of this analysis. In addition, we received cash on the exercise of stock options of $176,000. These inflows were partially offset by repayment of capital lease obligations of $179,000. Net cash provided by financing activities in the nine months ended September 30, 2007 included net private placement proceeds of $4,146,000, stock option exercise proceeds of $161,000, which were offset by capital lease obligations of $98,000.

Future Liquidity Requirements

     Changes in the demand for our products and services will continue to impact our operating cash flow. We have incurred significant recurring operating losses over the past two years and have not achieved positive cash flow from operations since the first quarter of fiscal 2007. For the nine months ended September 30, 2008, we had operating losses of $5,913,000. We had a net working capital deficit of $1,027,000 at September 30, 2008, which represented current assets minus current liabilities excluding current deferred revenues. At August 13, 2008, with the completion of the $2,969,000 equity financing in May 2008, we believed that our cash and cash equivalents would be sufficient to meet our consolidated requirements for the next 12 months. However, due to the recent economic turndown and the current volatility of the markets management assessed that at September 30, 2008 that there was the possibility that the Company may not be able to continue as a going concern. In November 2008, we issued debentures as discussed below. Management believes this recent financing, the Company’s existing cash resources, and ultimately a return to profitability will provide sufficient cash to fund continuing operations for the next 12 months.

     If our cash and cash equivalents, including those from our recent financing described below, become inadequate for our long term needs, we will likely choose to raise additional financing through the issuance of equity or debt securities. We can give no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements, or even if we can raise additional capital, that we can do so on terms that are commercially reasonable. The current economic conditions may make it more difficult for us to raise funding through borrowings or private or public sales of debt or equity securities. If global economic conditions deteriorate further or do not show improvement, we may experience material adverse impacts to our business and operating results. We do not expect to declare or pay any cash dividends in the foreseeable future.

Debenture Financing

     In November 2008, we entered into debenture purchase agreements with six subscribers pursuant to which we issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”). Of this amount, $163,000 (C$200,000) was subscribed by our Chief Executive Officer. Interest accrues on the debentures at a rate of 18% per annum, calculated monthly, and is payable at the end of each of the 30th calendar day of January, April, July and October. Subscribers may choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. Our obligations under these debentures are secured by the assets of the Company’s wholly-owned subsidiary Stockgroup Media Inc., pursuant to a general security agreement. We may redeem all or any portion of the debentures and any accrued interest thereon, at any time from April 30, 2009 until maturity. Our future liquidity requirements related to these debentures will include approximately $99,000 in interest payments. We intend to use the proceeds from the sale of debentures for internal working capital purposes.

Contractual Obligations

     The following table summarizes our cash contractual obligations at September 30, 2008. While our net contractual cash obligations have not changed significantly from December 31, 2007, the mix of these contractual obligations has changed.

(In thousands of Dollars)	Payments Due by Period
					More
		Within 1	2 – 3	4 – 5	Than 5
	Total	Year	Years	Years	Years
Operating leases	$2,285	$147	$955	$983	$200
Capital leases	141	41	100	-	-
Data provider commitment	875	94	750	31	-
Total contractual cash obligations	$3,301	$282	$1,805	$1,014	$200

     In June 2008, we secured additional leased space in Toronto with a lease term to October 2013. During the nine months ended September 30, 2008, we entered into three new leases for servers and computer equipment. During September 2008, we negotiated a reduction in costs related to the hosting and connectivity agreement for the back-up hosting site from $13,000 per month to approximately $9,600 per month.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of September 30, 2008 or December 31, 2007 as that term is defined in Item 303(a) (4) of Regulation S-K.

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

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Cost of Revenue accruals
  Stock-based Compensation
  Business Combinations
  Foreign Currency
  Accounting for Income Taxes
  Goodwill and other intangible assets
  Impairment of goodwill and other intangible assets

     There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2008 compared to those previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 except for the adoption of the policy on Fair Value Measurements and the policy on Fair

Value Option for Financial Assets and Financial Liabilities as described in Note 2 – Summary of Significant Accounting Policies – of the Notes to the Unaudited Interim Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

     We have a history of operating losses in the past years, including net losses of $1,714,000 and $5,913,000, respectively, for the three and nine months ended September 30, 2008. At September 30, 2008, the Company held cash and cash equivalents of $1,485,000 and had a net working capital deficit of $1,027,000. We will not be profitable in fiscal 2008 and cannot estimate if our forecasts of profitability for future fiscal periods will materialize. Our acquisition of the Mobile Finance Division of TeleCommunication Systems, Inc. has increased losses in the short and medium term as integration costs and possible loss of revenue may occur. Without sufficient financings and ultimately profitable operating results we may not be able to continue as a going concern.

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

Our competitors may be successful in attracting the clients that we are targeting for our advertising and media services, with the result that our revenues and ability to generate profit from our operations may be reduced.

     We compete in the advertising and communications industry which is highly competitive and which we believe will become more competitive as the business of commercial communication and advertising advances. Our competitors range from large multinational companies to smaller agencies that operate in our target markets. These potential competitors also range from traditional advertising agencies to new media companies that are integrating traditional advertising services with new media advertising services, such as digital media counseling. In addition, new competitors are emerging who will compete with our business strategy of providing integrated media and advertising professional services. Both existing and new competitors will likely seek to target the same customers that we are targeting, both using traditional advertising models and the integrated media services business model that we are pursuing. In addition, many of these new competitors will have greater financial and operational resources than we do. The ability of our existing and potential competitors to attract the customers and advertising and media service work that we are targeting will reduce the revenues that we are able to achieve from our business activities, will reduce our market share and decrease our ability to generate profit from our operations.

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

We are dependent on activity levels in the securities market. Negative worldwide economic conditions could result in a decrease in our sales and revenue and an increase in our operating costs, which could adversely affect our business and operating results.

     Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. Some of the financial data and information market demand is dependent on activity levels in the securities markets while other demand is static and is not dependent on activity levels. Since October 2008, the U.S. and international financial markets have taken as significant loss and continue to be very volatile. In the event that the downturn in the U.S. or international financial markets is prolonged and results in a significant decline in investor activity, our revenue levels could be materially adversely affected. If the current worldwide economic downturn continues, many of our current or potential future customers may experience serious cash flow problems and as a result may, modify, delay or cancel purchases of our services. Additionally, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Furthermore, the current downturn and market instability makes it difficult for us to forecast our revenues.

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

We depend on Key Personnel. The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm Our Business.

     We depend on the continued contributions of our executive officers, sales, technical and other critical personnel to execute our business plan. We believe our success depends heavily on the contributions of our employees and on attracting, motivating and retaining our officers and other management and technical personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of any key personnel, the inability to attract and retain qualified personnel in the future, or any delays in hiring required personnel, particularly technical engineers and sales personnel, could have a material adverse affect on our business, results of operations and financial condition.

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

     As part of our business strategy, we have acquired companies and may continue to acquire companies, technologies and product lines to complement our internally developed products. In January 2007, we acquired the Mobile Finance Division of TeleCommunication Systems Inc. The benefits of this acquisition have not fully materialized to date and we have incurred greater costs than anticipated in integrating the acquired division into our business. It is possible that the contemplated benefits of future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for the acquired product or business may be overly optimistic or inaccurate if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

     The identification of acquisition candidates is difficult and we may not correctly assess the risks related to such acquisitions and investments. In particular, our determinations and assessments of acquisition candidates involve assessments of the financial performance of the acquisition candidates and past financial performance that we observe may not be indicative of future financial performance. In addition, acquisitions could be effected on terms less satisfactory to us than expected and the newly acquired companies may not be successfully integrated into our cohesive operations or in a way that produces the synergies or other benefits we hope to achieve. If these risks materialize, the benefit that we derive from businesses that we acquire may be less than the costs to us of acquiring these businesses, with the result that our operating losses could increase.

Because our product and service offerings are sold internationally, we are subject to risks of conducting business in foreign countries.

     During the nine months ended September 30, 2008, our primary customer base was in North America and Europe. In addition, a portion of the revenue historically generated by our company has typically been generated outside the United States. We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

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

     Through the purchase of MFD, we acquired their legacy business of providing financial information to pager devices. Pagers represented the majority of the revenue of the Mobile Finance Division at acquisition. Most customers have been with the company for years but are changing to other types of wireless devices. The company has seen a rapid loss of subscribers for its pager service and there can be no assurance that the Company can convert the subscribers to its Marketstream wireless offering. In addition, telecommunication companies are shutting down their pager networks and rendering the service inoperable. If this occurs in countries we operate in, we would be unable to service our pager customers.

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

     In the aggregate, beneficial ownership of our shares by our officers, directors and management represents approximately 17% of issued and outstanding shares of our common stock at November 13, 2008. These shareholders, if acting together, will be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

     We may attempt to raise additional capital through the sale of common stock and issuance of preferred shares in the future. Future issuances of common stock may dilute your position in us.

Our stock price is vulnerable to buying and selling pressures.

     As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At November 13, 2008, there were 41,295,922 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

Our Board of Directors may authorize and issue preferred shares.

     Our Board of Directors have the authority to issue preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock. Our Board of Directors approved the issuance of 5,000,000 preferred shares and the Company issued these shares in May 2008. The potential consequences to our investors include a loss of perceived value of the stock in the market and a loss of future earnings and dividends, if and when dividends are declared. Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

     Not applicable.

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

     The changes to the Company’s internal controls over financial reporting described above were implemented during the nine months ended September 30, 2008. There were no other changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     The Company was the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The Plaintiff, a former employee of the Company, sought damages, interest and costs in the order of approximately $218,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia in a trial which began on December 3, 2007 and ended on December, 2007. On May 8, 2008 the Supreme Court found in favor of the plaintiff and awarded damages in the amount of $11,000, plus costs.

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

     On August 7, 2008, an employee of the Company made an application to the District Court of Amsterdam, the Netherlands requesting the Court to order the temporary seizure of funds then held in the Company’s Benelux bank accounts, and ordering the Company to restore his access to company systems and continue paying his salary until the terms of his employment could be determined. The Court granted this application and ordered the transfer of €89,110 ($131,000) from the operating bank accounts to a restricted account. This amount is classified as restricted cash on the consolidated balance sheet at September 30, 2008. A hearing date of November 17, 2008 has been set to resolve the employment issue and the status of the restricted cash. The case is currently pending final resolution and there is uncertainty as to what value, if any, will ultimately be paid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Other than as disclosed below, we did not complete any sales of our equity securities that were not registered under the Securities Act of 1933, since the completion of our fiscal quarter ended June 30, 2008.

     In November 2008, we entered into debenture purchase agreements with six subscribers pursuant to which we issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”) pursuant to the exemptions provided in Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933. Of this amount, we issued $163,000 (C$200,000) of debentures to our

Chief Executive Officer. Interest accrues on the debentures at a rate of 18% per annum, calculated monthly, and is payable at the end of each of the 30th calendar day of January, April, July and October. Subscribers may choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. Our obligations under these debentures are secured by the assets of the Company’s wholly-owned subsidiary Stockgroup Media Inc., pursuant to a general security agreement. We may redeem all or any portion of the debentures and any accrued interest thereon, at any time from April 30, 2009 until maturity. Our future liquidity requirements related to these debentures will include approximately $99,000 in interest payments. The Company intends to use the proceeds from the sale of debentures for internal working capital purposes.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

Exhibit
No.	Exhibit Title
3.3	Articles of Amendment dated September 30, 2001
10.16	Form of Secured Debenture Agreement - Canadian Version
10.17	Form of Secured Debenture Agreement - US Version
10.18	Debenture Purchase Agreement
10.19	General Security Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

     The following exhibits are incorporated by reference:

Exhibit
No.	Exhibit Title
3.1	Articles of Incorporation & Bylaws is incorporated by reference to Form 10SB12G filed January 29, 1998 (File No. 000-23687)
3.2	Articles of Amendment dated July 10, 2008 is incorporated by reference to Form 8-K filed July 24, 2008 (File No. 000-23687)
3.3	Articles of Amendment dated September 30, 2001 is incorporated by reference to Form 8-K filed October 11, 2001
3.4	Certificate of Designation for Series A Convertible Preferred Stock is incorporated by reference to Form 10-Q filed May 14, 2008 (File No. 000-23687)
10.1	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended, is incorporated by reference to Exhibit 10.1 filed on Form S-8 POS with the SEC on May 19, 2006 (File No. 333- 114481)
10.2	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed September 28, 2006 (File No. 000-23687)
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

10.5	Private Placement Subscription Agreement is incorporated by reference to Form 8-K filed on May 21, 2007 (File No. 000-23687)
10.6	Registration Rights Agreement dated May 18, 2007 is incorporated by reference to Form 8-K filed on May 21, 2007. (File No. 000-23687)

10.7	Asset Purchase Agreement dated May 8, 2007 between the Company and Semotus Solutions Inc. dated May 8, 2007 is incorporated by reference to Form 8-K filed on May 10, 2007 (File No. 000-23687).
10.8	Amended Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc. is incorporated by reference to Form 8-K filed on February 20, 2007. (File No. 000-23687)
10.9	Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc. is incorporated by reference to Form 8-K filed on February 20, 2007 (File No. 000- 23687).
10.10	Employment Agreement between the Company and Karl Buhr is incorporated by reference to Form 8-K filed on February 21, 2008. (File No. 000-23687).
10.12	Employment Agreement between the Company and Audrey Brownmiller is incorporated by reference to Form 8-K filed on February 21, 2008. (File No. 000-23687).
10.13	Series A Convertible Preferred Stock Purchase Agreement dated April 30, 2008 is incorporated by reference to Form 8-K filed on May 7, 2008 (File No. 000-23687)
10.15	Stockgroup Information Systems Inc. Amended and Restated Stock Option Plan – 2007 is incorporated by reference to Form 10-Q filed on August 13, 2008. (File No. 000-23687)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKHOUSE INC.
(Registrant)

Date: November 14, 2008	By: /s/ Marcus New
Marcus New
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Susan Lovell
Susan Lovell
Chief Financial Officer
(Principal Financial Officer)