Form 10-K
period 2008-12-31
STOCKHOUSE INC
filed 2009-04-01
CIK 1054097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file no. 0-23687

STOCKHOUSE INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1379282
(State or other jurisdiction of incorporation	(I.R.S. EmployerIdentification No.)
or organization)

Suite 500-750 West Pender Street Vancouver British Columbia Canada V6C 2T7
(Address of principal executive offices, including zip code)

(604) 331-0995
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant

was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Non-accelerated filer [ ]
Accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the average bid and ask price of the registrant’s common stock on June 30, 2008 as reported for such date by the OTC Bulletin Board was approximately $13,000,000. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of March 30, 2009, the most recent practicable date prior to filing of this report, was 41,295,922 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

STOCKHOUSE INC
FORM 10-K
For the year ended December 31, 2008

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the Internet and Internet commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors Affecting Our Business" and elsewhere in this report. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments. The management’s discussion and analysis of the Company contained in this Annual Report on Form 10-K should be read in conjunction with the consolidated audited financial statements and notes related thereto included elsewhere in this report.

In this annual report the terms, “Stockhouse”, the “Company”, “we”, “us” and “our” refer to Stockhouse Inc.

Foreign Currency and Exchange Rates

All amounts in this annual report are stated in United States Dollars unless otherwise indicated. For purposes of consistency, Canadian Dollars have been converted into United States currency at the following rates:

Per 1 US Dollar
Average for 2008	C$ 1.06
Rate at December 31, 2008	C$ 1.21

GENERAL INFORMATION

Stockhouse maintains a corporate website on the Internet at http://www.stockgroup.com. As part of the rebranding of the Company following the change of the Company’s name from Stockgroup Information Systems Inc. to Stockhouse Inc. on July 21, 2008, the corporate website is expected to be transferred to our media property website http://stockhouse.com during the year ending December 31, 2009. The information on, or that can be accessed through, our website is not part of this report. All Stockhouse brand and product names are trademarks or registered trademarks of Stockhouse Inc, in the United States and other countries. This Form 10-K also contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of, us by these other parties.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-

800-SEC-0330. In addition, the SEC maintains information for electronic filers (including Stockhouse) at its website http://www.sec.gov. Through our Internet website located at http://www.stockgroup.com, we make our SEC filings on Forms 10-K, 10-Q and 8-K and any amendments to those filings available free of charge as soon as reasonably practicable after electronic filing with the SEC. Additional information respecting the Company is available at www. sedar.com

PART I

ITEM 1	BUSINESS

     Our Company

     Stockhouse is a financial information media company. Our technology platform aggregates real-time and delayed data for stocks, mutual funds, commodities, options and ETFs, plus financial analytics, content, news and collaborative functions. Our StockHouse.com website, is an online financial portal focused on community contributed content such as message boards, blogs, and contributed articles which provide a targeted venue for advertisers. Our Stockstream suite of PC desktop and mobile phone financial information products is licensed to intermediaries such as global brokerage firms and media publishers to offer to their customers and for their internal use.

     We are a United States and Canadian reporting public company. We were incorporated in 1994 in the state of Colorado. Our shares are quoted on the FINRA OTC Bulletin Board under the symbol “STKH” and are listed on the TSX Venture Exchange under the symbol “SHC”. Our head office is in Vancouver, Canada, with regional offices in Toronto and London. Our corporate website is www.stockgroup.com.

     Products and Services

     We generate revenue through two main product lines:

  Licencing and subscriptions of the Stockstream™ suite of desktop and mobile portfolio management and realtime financial information tools.
  Advertising on the StockHouse.com website

The majority of our revenues are recurring in nature.

Stockstream Licensing and Subscriptions

     Stockhouse aggregates realtime data for stocks, mutual funds, commodities, options and ETFs, plus financial analytics, third party and StockHouse proprietary content created at our online media property, news and collaborative functions. This data is presented in a suite of desktop and mobile tools, sold to clients in the media, banking, stock brokerage, financial advisor, insurance and other industries. White-labeled versions of Stockstream tools are provided to investment advisor firms to offer to the investor’s customers to track stocks, manage portfolios, read news, blog, and access subscribed content. The product utilizes Stockhouse’s collaboration technology to enable multiple parties to simultaneously view an online portfolio and set alerts.

     Potential clients are identified through telemarketing, tradeshows and speaking events. Relationships are developed through a direct sales force in North America and Western Europe and through channel partners. Stockstream services include:

  Stockstream: streaming real-time portfolio manager
  Stockstream Mobile: real-time streaming market data and news for mobile devices.
  Real-time or delayed stock quotes on major Global exchanges;
  Company Snapshot: fundamentals, chart, news and regulatory filings;
  Market Summary: daily major indices, stock market gainers, decliners, most actives;
  Mutual Funds Center: daily prices, performance and charts;
  Portfolio Management System: updating values, transaction handling, alert capabilities;

     Economies of scale allow Stockhouse to provide a service that is efficiently delivered and customized, at substantial cost savings over the client building and managing these systems internally. From a competitive standpoint, we provide premium data products, with proprietary filters, analytics and features that are aimed at providing financial institutions with competitive advantage to improve customer retention. Our clients gain advantage in a number of ways:

  A reduction of cost and complexity by having Stockhouse use proprietary filters and analytics to aggregate and transform raw market data feeds into informative and actionable information.
  Private-labeled versions of the tools enable our clients to offer a unique set of tools consistent with their brand and market differentiation.
  Through unique collaboration technologies that help financial institutions enhance advisor- client communications and increase customer retention. By encouraging their users to consolidate investment tracking in Stockstream tools, financial institutions can gain valuable customer intelligence including assets and portfolios under management at other financial institutions.

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

     Investor Relations Advertising services are targeted at small public companies seeking awareness, and focus on high-impact press release dissemination, generating qualified investor leads, and maximizing exposure to the market via StockHouse.com and, InvestorMarketPlace.com content, and through email marketing campaigns.

     Competition

     Stockhouse’s competitors are providers of other online portfolio management and financial content products, and financial media sites that cater to active investors. Our key competitive differentiators are the collaborative technologies that we serve through our platform, our product design strategy that adds functionality to meet the strategic needs of our clients, and user generated content from the StockHouse investor community, qualified and ranked by StockHouse’s patent pending technology StReET (“StockHouse Reputation Engine Technology”).

     The financial portal competitors to StockHouse can be categorized into major financial portals (such as Yahoo! Finance, MSN Money, CNN Money) and financial portals with user generated content (such as Motley Fool). Competitors to Stockstream include players like IDC eSignal, and Globe Investor.

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

     In 2008, we launched our new mobile product offering Stockstream Mobile and our new version of a widely updated StockHouse.com website. Our new mobile platform features global content, up to 3000 symbols on 50 watch lists, real time news, commodity and FX information. The new version of StockHouse includes a proprietary reputation filtering system to delinate the quality of individual contributors who contribute information to our StockHouse community. We believe this is the first reputation system of its kind for user generated content in the financial markets. The new StockHouse also includes new portfolio sharing, advanced content ratings, upgraded market data tools and integrated social networking features for individual investors.

     Our product development group, located in Vancouver, is responsible for the project management, design, development, quality assurance and release of product enhancements, upgrades and new products. Research and development expenses were $1,434,000 in 2008 and $1,925,000 in 2007.

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

     Employees

     In June 2008 in anticipation of a slow down in the general financial markets we reduced our staff by 13 members or 15%. In October 2008, owing to a rapid deterioration in the financial markets and our advertising revenue, we undertook a cost restructuring program, reducing our staff by a further 19 members, or 27%, including three senior executive roles. The total associated liability was $76,000, of which we paid had $61,000 at December 31, 2008. We paid the remaining liability of $15,000 by January 31, 2009. No leases for facilities or equipment were modified or terminated.

     As of December 31, 2008, we employed 46 people on a full-time basis. None of our employees, worldwide, are subject to collective bargaining agreements. We have executive employment agreements with our executive officers as further described in Item 11. Executive Compensation, under the heading Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     Corporate Background of Stockhouse

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

     Business Acquisition – Mobile Finance Division of TeleCommunication Systems, Inc.

     On January 31, 2007, we closed a transaction for the purchase of the Mobile Finance Division of TeleCommunication Systems, Inc. Below is a description of the acquired business, known as MFD. We believe that having a platform for mobile delivery of our content and the StockStream product, is an important part of our strategy for growing enterprise and retail customers. We further believe that adding this capability will provide us with an additional channel of distribution to existing customers, and scalability in distributing our content.

     MFD acquires financial data and news from global information companies, packages it, and delivers it to selected Blackberry®1 phones and pagers. Non-pager services are marketed under the MarketStream™ brand. Pager subscriptions are declining as newer mobile devices become available; however, in many cases MFD pager customers convert to the newer MarketStream™ and now Stockstream Mobile product. The customer base is in North America and Europe and is serviced primarily out of the company’s offices in Vancouver, Canada and London, UK.

     The product primarily serves wealth management, capital markets and advisory companies. These institutions or their employees purchase subscriptions, typically one year in length. Sales efforts target financial institutions with large numbers of traders and investment professionals. Our clients, including brokerages, banks, large news websites and traditional media outlets, are encountering competitive pressures to improve their financial content offerings. We believe that the continued expansion of smart phone usage by investors and investment professionals continues to drive demand for the services provided by our mobile finance business.

_________________________________
1® BlackBerry is the exclusive property and trademark of Research In Motion Limited. BlackBerry is registered with the U.S. Patent and Trademark Office and may be pending or registered in other countries.

Acquisition of Semotus Solutions Inc.

     On May 8, 2007, we entered into a purchase agreement with Semotus Solutions Inc. (“Semotus”), whereby we agreed to acquire the financial information services assets of Semotus, a California based provider of mobile enterprise software solutions. We agreed to pay Semotus up to $350,000.00. The purchase price of $150,000 was paid on closing of the transaction. The remainder is payable at a rate of 30% of monthly gross revenues earned from customer contracts purchased from Semotus until an additional $200,000 is paid or within two years whichever occurs first. If the gross revenues fall below 25% of prior revenue within the first nine months post close, the amount payable monthly will decrease to 15% of monthly gross revenues. Furthermore, should monthly gross revenues fall below $15,000 per month at any time; the purchase price will be deemed paid in full. As of December 31, 2008, monthly gross revenues were below $15,000 per month and the purchase price was deemed paid in full.

     The Semotus software targets the individual investor, by employing a polling technology that allows users to schedule data delivery at selected intervals or based on triggering events. We believe the polling technology is a cost-effective alternative to streaming market data solutions in markets where the cost of bandwidth and streaming data is price prohibitive.

     Late in 2008, the MarketStream and Semotus products were replaced with Stockstream Mobile our new global mobile platform.

ITEM 1A	RISK FACTORS

Risk Factors Affecting Our Business

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto including the cautionary statement on “forward looking statements” of this annual report and other parts of Management’s Discussion and Analysis included in this Report on Form 10-K. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

Risks Factors Related to Our Business

We have a history of operating losses and we cannot predict if or when we will be profitable

     We have a history of operating losses in the past years, including net losses of $6,296,000 for the year ended December 31, 2008. At December 31, 2008, the Company held cash and cash equivalents of $728,000 and had a net working capital deficit of $1,830,000. Net working capital is defined as current assets minus current liabilities excluding current deferred revenues. At March 30, 2009 the Company held cash and cash equivalents of $489,018. These conditions raise doubt about the Company’s ability to continue as a going concern.

General economic conditions deteriorated during 2008 and the Company’s revenue, operating results and cash flows were significantly impacted by the economic slowdown. The duration and depth of this economic slowdown in markets in which the Company operates will continue to impact the Company’s future advertising and subscription revenue. Management acted to reduce the Company’s operating costs in the second, third, and fourth quarters of 2008, which included downsizing the number of staff and executives, renegotiating contracts with significant vendors to reduce costs, and closing unprofitable locations in Europe. Management believes that as a result of these cost reductions the Company has sufficient resources for the next twelve months to meet its obligations as they fall due in the ordinary course of business

     We will also finance any further cash requirements, if necessary, through further debt or equity financings. There is no assurance, however, that additional can be obtained, or if obtained, on terms that are acceptable to the Company. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or liabilities should the Company not be able to continue as a going concern.

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

The applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secrets, taxation, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may have a material adverse effect on our business, results of operations and financial condition. Additionally, modifications to our business plans or operations to comply with changing regulations or certain actions taken by regulatory authorities may increase our costs of providing our product and service offerings and materially adversely affect our financial condition.

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

Our wireless service is a live streaming service which uses continued bandwidth and wireless usage charges. In the event that some wireless providers do not provide unlimited data at a flat rate, this may limit market acceptance of our product due to the cost of data service when used on a sustained basis. Some wireless providers who do offer flat rates do not allow the continuous data stream functionality on Blackberry® devices to be activated may limit our sales.

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

During the year ended December 31, 2008, our primary customer base was in North America and Europe. In addition, a portion of the revenue historically generated by our company has typically been generated outside the United States. We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

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

As described in “Part II — Item 9A. Controls and Procedures” of our Form 10-K for the year ended December 31, 2008 our Chief Executive Officer and Chief Financial Officer concluded, as discussed below, that a material weakness existed in our control over financial reporting as of December 31, 2008 and as a result, that our disclosure controls and procedures were not effective.

Management has and continues to evaluate its key financial processes to assess risk of material weaknesses. As a result of finalizing the Company’s annual consolidated financial statements, management has identified several significant deficiencies in the effectiveness of internal controls over financial reporting in its financial close and reporting processes. Management believes that, when considered in the aggregate, these significant deficiencies constitute a material weakness

Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Risk Factors Related to Ownership of Our Common Stock

We are significantly influenced by our officers, directors and entities affiliated with them.

In the aggregate, beneficial ownership of our shares by our directors and officers represents approximately 19% of issued and outstanding shares of our common stock at March 30, 2009. These shareholders, if acting together, will be able to influence significantly all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

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

As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At March 30, 2009, there were 41,295,922 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

Our Board of Directors may authorize and issue preferred shares.

Our Board of Directors have the authority to issue preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock. Our Board of Directors approved the issuance of 5,000,000 preferred shares and the Company issued 3,000 of these shares in May 2008. The potential consequences to our investors include a loss of perceived value of the stock in the market and a loss of future earnings and dividends, if and when dividends are declared.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, you may have no effective recourse against the management for misconduct and it may be difficult for investors to enforce within the United States, any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

We do not own any real property or any rights to acquire any real property. Our head office is located at Suite 500 – 750 West Pender St., Vancouver, B.C. V6C 2T7 Canada. Our corporate offices are composed of one floor of leased space located in the center of Vancouver’s business community. We also lease premises in Toronto.

The following is a summary of our lease commitments:

Location	Term	Square Feet	Monthly Commitment
			(in thousands of Dollars)
Vancouver, B.C.	4 years	9,475	$ 30,000
Toronto, Ont.	5 years	3,340	$ 5,400

ITEM 3	LEGAL PROCEEDINGS

The Company was the plaintiff in a lawsuit filed in Ontario Superior Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co in which the Company sought to recover approximately $457,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consisted of unused advertising credits which were prepaid by the Company in 1999. The case was resolved by a negotiated settlement during the first quarter of 2008 and the defendant paid $340,000 to the Company in full settlement.

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

During 2008, an employee of the Company’s Dutch subsidiary made an application to the District Court of Amsterdam, the Netherlands requesting the Court to order the Company to restore his access to Company systems and continue paying his salary. He further requested that the Court order the temporary restriction of funds then held in the Subsidiary’s Benelux bank accounts, until the terms of his employment could be determined. The Court granted this application and ordered the transfer of €89,110 ($131,000) from the operating bank accounts to a restricted account. This amount is classified as restricted cash on the consolidated balance sheet at December 31, 2008. Subsequent to the year end the matter was resolved by negotiation and the restriction on the Company’s funds lifted.

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

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted for trading on Over-the-Counter Bulletin Board quotation service operated by The Financial Industry Regulatory Authority (“FINRA”) from March 17, 1999 under the symbol “SWEB”, and on the TSX Venture Exchange (“TSX-V”) from December 17, 2002 under the symbol “SWB”. On July 21, 2008, following the change of our name from Stockgroup Systems Inc. to Stockhouse Inc., our FINRA symbol changed to “STKH” and our TSX Venture Exchange symbol changed to “SHC”

The following table sets forth the range of high and low sales prices in U.S. dollars for our common shares on the FINRA OTCBB and in Canadian dollars for our common shares on the TSX-V for each quarter within the last two fiscal years. Prices on the FINRA OTCBB represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	Price per Common Share		Price per Common Share
	on FINRA OTCBB		on TSX-V
	High	Low	High	Low
2008:
Fourth Quarter	$ 0.15	$ 0.04	C$ 0.16	C$ 0.05
Third Quarter	$ 0.41	$ 0.14	C$ 0.34	C$ 0.13
Second Quarter	$ 0.45	$ 0.32	C$ 0.43	C$ 0.33
First Quarter	$ 0.65	$ 0.37	C$ 0.62	C$ 0.36

2007
Fourth Quarter	$ 1.10	$ 0.51	C$ 1.05	C$ 0.47
Third Quarter	$ 1.29	$ 0.80	C$ 1.35	C$ 0.89
Second Quarter	$ 1.45	$ 0.90	C$ 1.68	C$ 0.99
First Quarter	$ 1.18	$ 0.38	C$ 1.32	C$ 0.41

Holders

As of December 31, 2008, there were 41,295,922 shares of common stock issued. As of December 31, 2008, there were 94 holders of record, which does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have not declared nor distributed any cash dividends on our common shares. We do not anticipate paying any cash dividends on our commons shares in the foreseeable future.

Recent Issue of Unregistered Securities

On January 26, 2007, we issued 1,500,000 of our common shares to TeleCommunication Systems Inc. These common shares are restricted from resale. The issuance of the shares was exempt from registration requirements under Section 4(2) of the Securities Act, or Regulation D of the Securities Act, as a transaction by an issuer not involving a public offering. The shares are offered with piggyback registration rights. In July 2008, 400,000 shares were returned to the Company and cancelled to settle an indemnification issue between the Company and TCS.

Preferred stock

On May 13, 2008, we closed a private placement according to the terms of a stock purchase agreement entered on April 30, 2008 with PEAK6 Capital Management LLC (“PEAK6”). Under the terms of the agreement we issued 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share to PEAK6 for net proceeds to the Company of $2,969,000. Issue costs of $31,000 were allocated to preferred shares. In the event of any liquidation, dissolution or winding up of the affairs of the Company, the preferred shareholders are entitled to be paid first out of the assets of the Company up to $1,000 per share, subject to certain adjustments. Holders of preferred shares are entitled to receive dividends when, as, and if declared by the Company at a rate of 7%. Each preferred share is convertible to 2,200 common shares of the Company. The preferred shares are non-voting until conversion, are convertible 180 days after issuance, and automatically convert into common shares at the end of twenty four months from date of issuance at a price of $0.4545 per common share. We may redeem the preferred shares at any time after 90 days by paying 110% of their value.

Debenture financing

     In November 2008, we entered into debenture purchase agreements with six subscribers pursuant to which we issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”) pursuant to the exemptions provided in Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933. Of this amount, $450,000 is denominated in Canadian dollars and $163,000 (C$200,000) was subscribed for by The Company’s Chief Executive Officer. Interest accrues on the debentures at a rate of 18% per annum, calculated monthly, and is payable at the end of each of the 30th calendar day of January, April, July and October. Subscribers may choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. Our obligations under these debentures are secured by the assets of the Company’s wholly-owned subsidiary Stockgroup Media Inc., pursuant to a general security agreement. We may redeem all or any portion of the debentures and any accrued interest thereon, at any time from April 30, 2009 until maturity. Our future liquidity requirements related to these debentures will include approximately $99,000 in interest payments. The Company intends to use the proceeds from the sale of debentures for internal working capital purposes.

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

The Company ceased granting of stock options under its 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Stock options outstanding to purchase common shares under these plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants. In June 2007 we adopted the 2007 Stock Option Plan, which authorizes the issuance of a maximum of 3,300,000 shares of our common stock granted to directors, officers, employees, consultants or advisors of our Company or any of our parents, subsidiaries or any other entity in which we, our parent or subsidiary hold a substantial ownership interest. All of the shares issuable under the 2007 Stock Option Plan have been registered under a registration statement on Form S-8 filed with the SEC on June 14, 2007 (SEC File No. 333-143763). A total of 3,300,000 shares of common stock of Stockhouse were registered in connection with our 2003 Stock Option Plan by a registration statement on Form S-8 filed on April 15,

2004 (SEC File No. 333-114481). In April 2004, our Board of Directors approved the amendment of the 2003 Stock Option Plan to decrease the minimum vesting period from two years to one year and to increase the maximum percentage of options that may vest in any given financial quarter from 12.5% to 25%.

In 2008, 779,000 options were exercised for proceeds of $170,000. In 2007, 732,175 options were exercised for proceeds of $182,000. Subsequent to December 31, 2008, an additional 836,000 options have been granted under the 2007 Option Plan at an exercise price of $0.08.

The following table provides information as of December 31, 2008 with respect to our common shares that may be issued under our existing Stock Option Plans upon the exercise of stock options by our employees, consultants and members of our Board of Directors under all of our existing equity compensation plans, all of which have been approved by our shareholders.

Weighted-average
	Number of securities to	exercise price of	Number of
	be issued upon exercise	outstanding	securities
	of outstanding options,	options, warrants	remaining available
	warrants and rights	and rights (USD)	for future issuance
Equity compensation plans approved by security holders	3,735,625	$0.33	2,262,775

ITEM 6	SELECTED FINANCIAL DATA

Not applicable

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-K and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-K for the year ended December 31, 2008. Certain statements contained herein constitute “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In some cases forward-looking statements can be identified by terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “intends,” or similar terms. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and (iv) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. In this discussion, unless otherwise specified, all references to “common stock” refer to the shares in our capital stock and the terms “we”, “us” and “our” mean Stockhouse Inc., a Colorado corporation. Effective July 10, 2008, we changed our name from Stockgroup Information Systems Inc. to Stockhouse Inc. (“Stockhouse” or the “Company”). As a result, effective July 21, 2008, Stockhouse traded on the Over-the-Counter Bulletin Board quotation service operated by FINRA under its new trading symbol “STKH.OB” (previously since March 17, 1999 under the symbol “SWEB”) and on the TSX Venture Exchange under its new trading symbol “SHC.V” (previously since December 17, 2002 under the symbol “SWB”).

     All amounts in this annual report are stated in United States (“U.S.”) dollars unless otherwise indicated.

Overview

Our Business

     Our services can be separated into two categories: (i) Licensing and Subscriptions; and (ii) Advertising Services. The basic commonalities between the two categories are that all of our services relate to the financial markets and all are currently delivered over the Internet or mobile devices.

     Much of our sales are driven by popular interest in the stock markets. Advertising services are in greater demand when there is greater overall demand for online advertising across all industries and interest in the financial markets. Our licensing and subscription services are driven by our clients’ customers’ demand for market information. Our audience levels on our Stockhouse websites are closely correlated with the popularity of the stock market. We believe that greater audience levels on our Stockhouse websites will translate into larger revenues over the long term.

     Given the current stock market volatility it is difficult to determine if individuals and companies will continue to have a high level of interest in the markets, or whether given the uncertainty over job security and stock market volatility, they will discontinue certain of our services. We believe that despite the volatility there is still a high interest in the markets; however, we are uncertain how our customers may react in the future given the current economic situation. We believe that our advertising from small publicly traded companies will continue to be very low due to the rapid decline of the prices of smaller capitalized companies within the general stock market decline and uncertain economic times which effects their overall spending.

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

     We also receive financial information from suppliers over the Internet and deliver it to mobile devices. Adoption of mobile and smart phones continue to grow at a significant pace as investors and investment professionals use mobile devices to stay connected to the market when they are away from their desktops. In order to capture this market, in January 2007 we acquired a business referred to in this document as the Mobile Finance Division, or MFD, which provided us with the wireless platform to deliver financial market data, news and limited analytics like charting and portfolio functionality. Having a wireless platform for content delivery, including our Stockstream product, is an important part of our strategy for the growth of our enterprise and increase in our number of retail customers.

     On May 2007, we entered into a purchase agreement with Semotus Solutions Inc. (“Semotus”) whereby we acquired the financial information services assets of Semotus, a California based provider of mobile enterprise software solutions. During October 2008, we completed the transition of legacy Semotus customers to our new Stockstream mobile platform.

     The results of the MFD business acquisition from February 1, 2007 and the assets acquired from Semotus on May 8, 2007 are included in the accompanying consolidated financial statements.

Recent Corporate Developments

     During the year ended December 31, 2008 we experienced the following significant corporate developments:

Launch of the redesigned website

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

Appointment of New Director

     Effective April 17, 2008, we appointed Janet Scardino as a director of the Company. Ms. Scardino is currently President, Commercial for the 19 Entertainment Group. Prior to this, she was President and Chief Marketing Officer of The Knot, Inc., a NASDAQ listed company. She was the Executive Vice President of Reuters Group PLC from March 2005 through August 2007 and the Executive Vice President and Managing Director of the Media division of Reuters from January 2006 through August 2007. Ms. Scardino also served as Executive Vice President and Global Head of Marketing of Reuters Media from March 2005 through January 2006. Between February 2003 and March 2005, Ms. Scardino was a digital media entrepreneur. From March 2001 to February 2003, Ms. Scardino was Senior Vice President, International Marketing for the America Online division of AOL Time Warner Inc. Between 1998 and 2001 Ms. Scardino was Managing Director for the Disney Channel Italy, a wholly owned subsidiary of The Walt Disney Company. Prior to that, Ms. Scardino served in various positions for MTV Networks from 1987 to 1997, most recently as Vice President, International Marketing for MTV: Music Television. Ms. Scardino received a B.S. in Communications from Emerson College in 1981. Ms. Scardino is a member of our Governance and Compensation Committees.

Private placement of preferred shares

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

Change of name

     Effective July 10, 2008, we changed our name from Stockgroup Information Systems Inc. to Stockhouse Inc.

Launch of Stockstream MobileTM

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

Cost restructuring program

     In October 2008, owing to market conditions, we undertook a cost restructuring program, reducing our staff by 19 members, or 27%, including three senior executive roles. The total associated liability was $76,000, of which we paid $61,000 at December 31, 2008. We paid the remaining liability of $15,000 by January 31, 2009. No leases for facilities or equipment were modified or terminated.

Debenture Financing

     In November 2008, we entered into debenture purchase agreements with six subscribers pursuant to which we issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”). These debentures are described further below under the heading Future Liquidity Requirements.

Changes in Executive Management Team

     In January 2008 we appointed Dana Stetson to be our Vice President of Licensing and Subscription Sales On August 29, 2008, Mr.Stetson, left the Company’s employ. Our licensing and subscription products are converging with advertising supported models. Theresa McVean, Vice President of Advertising Sales was promoted to Vice President of Sales and now leads both the subscription and advertising sales operations.

     We appointed Karl Buhr to be our Chief Operating Officer in January 2008. As part of the cost cutting strategy and cost restructuring program announced October 1, 2008, his employment agreement was terminated and he ceased to be the Company’s Chief Operating Officer or perform any other executive officer functions. Mr. Buhr waived notice period, severance and his 750,000 outstanding options as of October 31, 2008. Mr. Buhr signed a new employment agreement in the capacity of Advisor and will work for us for a minimum of four days per month until October 31, 2009. Mr. Buhr was granted 200,000 stock options and will be paid $4,000 (C$5,000) per month. He will also be paid a one-time bonus of up to $8,000 (C$10,000) if certain conditions are met.

     Effective February 1, 2008, we entered into an employment agreement with Audrey Brownmiller, formerly a Director of Operations for the Company, to serve as the Company’s Vice President of Operations. Ms. Brownmiller is to receive an annual base salary of $103,000 (C$125,000), subject to normal salary increases, and is entitled to an annual $17,000 (C$20,000) maximum incentive compensation bonus. For the Company’s termination of Ms. Brownmiller’s employment with the Company without cause, the Employment Standards Act of British Columbia would govern.

As part of the cost restructuring program undertaken in the fourth quarter of 2008, our Publisher and Executive Editor, Darin Diehl, and our Vice President of Marketing, Bruce Nunn left the Company.

On January 5, 2009 we appointed Joseph Lee to be our Chief Financial Officer, following the resignation of Susan Lovell from that office. Mr. Lee is to receive and annual base salary of $116,000 (C$140,000) subject to normal salary increases, and is entitled up to an annual $21,000 (C$25,000) incentive compensation bonus. In addition, Mr Lee was granted 400,000 options which vest over three years or sooner if certain conditions are met. For the Company’s termination of Mr. Lee’s employment with the Company without cause, the Company would pay a minimum of 2 month severance. Ms. Lovell remains in our employ in the capacity of Senior Financial Advisor.

Results of Operations

     The following table shows each line item on our consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

Year ended December 31,
	2008	2007

REVENUES
Licensing and subscriptions	78%	72%
Advertising services	22%	28%
TOTAL REVENUES	100%	100%

OPERATING COSTS AND EXPENSES(1)
Cost of revenues (exclusive of amortization)	44%	42%
Sales and marketing	37%	34%
Research and development	12%	14%
General and administrative	54%	43%
Amortization of intangible assets	3%	4%
Impairment of goodwill	1%	0%
Impairment of intangible assets	8%	0%
TOTAL OPERATING EXPENSES	159%	137%

Loss from operations	59%	7%
Interest and other expense (income), net	4%	1%
Loss before income taxes	55%	36%
Provision for income taxes	0%	0%
Net loss and comprehensive loss	55%	36%

(1)

Total operating costs and expenses for the year ended December 31, 2008 includes stock-based compensation of $177,000 or 2% of total revenues. We recorded $216,000 of stock-based compensation for the year ended December 31, 2007, or 2% of total revenues for 2007.

     The results of operations for the year ended December 31, 2008 are not necessarily indicative of the results that may be expected in future operating periods especially considering the current volatile economic and financial market conditions. During the year ended December 31, 2008, for reasons outlined below, revenues have decreased quarter over quarter with licensing and subscriptions revenues declining overall by 9%, although primarily as the result of declining revenue in our legacy pager business and advertising sales revenues declining overall by 35%.

Revenues

	Year ended December 31,
			Change	Change
(In thousands of dollars)	2008	2007	$	%
REVENUES
Licensing and subscriptions	$9,210	10,170	(960)	(9%	)
Advertising services	2,600	3,978	(1,378)	(35%	)
TOTAL REVENUES	$11,810	14,148	(2,338)	(17%	)

     The majority of our revenues are derived from customers located in North America. On February 1, 2007, as a result of our acquisition of the Mobile Finance Division (“MFD”) of TeleCommunication Systems, Inc. we commenced business operations in the United Kingdom, Spain and Benelux and our European revenues approximated 18% of total revenues for 2008. Advertising services were not impacted by our acquisition of MFD and Semotus, as advertising revenue has historically been derived from our stockhouse.com website.

Licensing and Subscriptions

     Licensing and subscriptions revenues decreased by 9% to $9.2 million for the year ended December 31, 2008.

     During the years ended December 31, 2008 and 2007, respectively, there were no revenues from individual customers greater than 10% of total revenues.

     The decrease in revenues recorded during the year ended December 31, 2008 was mainly attributable to a 39% decline in our pager subscription services compared to the prior year period. Our pager subscription services continue to represent a diminishing revenue stream as customers change to other types of wireless devices, due partially to upgrading technology and due partially to the discontinuation of pager networks in the US. Sales to our institutional customers increased by 2% and revenues associated with the Semotus assets decreased by 25% for the year ended December 31, 2008, compared to the prior year. Sales to our MFD Marketstream and Stockstream mobile customers increased by 17% in the year ended December 31, 2008 compared to the comparable prior year.

Advertising Services

     Advertising services revenues include advertising on our Stockhouse websites and related properties. The Stockhouse brand name and the functionality of the Stockhouse website; including our Stockhouse Blogs, provide us with access to the investment community. The Stockhouse website allows us to provide a range of advertising services for our clients where they gain exposure to an affluent group of consumers. While we believe that the market for online advertising in general will continue to grow and that there will be greater demand among companies for advertising targeted to the investment community, the current economic conditions and decline in the stock market have caused some customers to delay or cancel purchases of advertising services. As a result of the deterioration in general economic conditions in 2008, and more significantly, the decline in the stock markets, our advertising sales to small publicly traded companies has been significantly negatively impacted. Although the Company is actively replacing this advertising with advertising from national agencies, the increase in national accounts has not compensated for the decreases in public company sales. The Company expects public company advertising to continue to be negatively impacted while the current stock market conditions persist.

     Advertising services revenues decreased by 35% to $2.6 million for the year ended December 31, 2008 from $4.0 million for the year ended December 31, 2007. During the first quarter of 2008 we maintained the beta version of Stockhouse.com as a separate site. The maintenance of an additional site and the closing of the older version of Stockhouse.com contributed to difficulties in inventory management, advertising delivery and advertising sales. This transition and the loss of advertising sales personnel in the first quarter of 2008 contributed to decreased revenues starting at the end of the first quarter of 2008. These factors, as well as the decline in the stock market and the general economy during the third and fourth quarters of 2008, contributed to lower revenue levels compared to the prior year. During the year ended December 31, 2008, we hired a new VP of Advertising Sales and installed Doubleclick DART for Publishers for advertising delivery to increase our ability to attract national advertisers and advertising agencies.

Operating Costs and Expenses

	Year ended December 31,
			Change	Change
(In thousands of dollars)	2008	2007	$	%
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	$5,236	$5,986	$(750)	(13%	)
Sales and marketing	4,403	4,869	(466)	(10%	)
Research and development	1,434	1,925	(491)	(26%	)
General and administrative	6,372	6,100	233	4%
Amortization of intangible assets	389	505	(116)	(23%	)
Impairment of goodwill	99	-	99	100%
Impairment of intangible assets	889	-	889	100%
TOTAL OPERATING EXPENSES	$18,822	$19,385	$(602)	(3%	)

     Total operating costs and expenses decreased by 3% for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

     Operating costs excluding Amortization of intangible assets and Impairment of Goodwill and Intangible assets decreased by $1.5 million, from $18.9 million in the year ended December 31, 2007 to $17.4 million in the year ended December 31, 2008. The majority of the absolute dollar decreases for the year ended December 31, 2008 are attributable to reductions in Cost of Revenues. Sales and marketing and research and development costs also reduced, offset by a small increase in general and administrative expenses.

     Commencing in June 2008, we undertook several cost cutting measures in order to reduce operating costs and expenses. As part of these measures in Q3 and Q4, we terminated 32 of our employees or 38%, including three members of our management team. We saw the impact of these costs cutting measures in the fourth quarter and first quarter of 2009.

Cost of revenues

     Our cost of revenues includes costs associated with bandwidth, data feeds and exchange fees, and other direct product costs. Total cost of revenues decreased by $0.8 million or 13% to $5.2 million for the year ended December 31, 2008 from $6.0 million for the year ended December 31, 2007.

     Our bandwidth and data feed costs are generally correlated with our Stockhouse website and the number of customers to which we license our platform. We are subject to exchange fees, including user fees, which are subject to change. Our costs may increase without a proportionate increase in revenues until we can complete new agreements with our customers to recover these costs. During the first quarter of 2008 we changed our major advertising server which resulted in certain duplicate costs during that period. However, we also continued to manage our relationships with our providers and eliminated duplicate services associated with bringing the legacy MFD customers to one data center. The transition to our primary data feed provider in 2007 resulted in increased costs that did not recur in 2008. Despite the fact that our pager revenue stream continues to decrease, certain fixed airtime costs continue to apply. We anticipate that these costs will decrease with decreased activity and ultimately will be eliminated when pagers hit threshold minimum revenue levels and are discontinued. We continue to rationalize our data supplier base, renegotiating contracts and eliminating unprofitable suppliers.

Sales and Marketing

     Sales and marketing expenses decreased by $0.5 million or 10% to $4.4 million for the year ended December 31, 2008 from $4.9 million for the year ended December 31, 2007.

     During the year ended December 31, 2008, we continued to experience changes in our sales force, continued to invest in our team who provides editorial content, and invested in marketing the Stockhouse brand and the www.Stockhouse.com website. These investments resulted in additional costs during the first and second quarters of 2008 which were offset by reduced commissions and the cost cutting measures implemented beginning in June 2008. This resulted in the decrease in sales and marketing costs for the year to pre-MFD acquisition levels.

     The majority of the decrease in sales and marketing expenses in the year ended December 31, 2008 resulted from decreased sales personnel, commissions, travel and marketing costs. Sales and marketing costs as a percentage of revenues year ended December 31, 2008 increased from the prior comparative period as a result of decreased revenue; however, have reduced in absolute terms, which reflects the impact of the cost savings.

Research and development

     Research and development expenses decreased by 26% to $1.4 million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007.

     The April 2008 release of the Stockhouse website necessitated the addition of 12 employees in February 2007, for which the associated salary costs continued to the end of March 2008. With the project being completed, costs declined during the remainder of the year compared to the year ended December 31, 2007. Our core research and development team continues to work on the development of our existing and future products and also on internal use software solutions to support our business. Our research and development team completed our new global mobile platform in the fourth quarter of 2008.

General and Administrative

     General and administrative expenses increased by $0.3 million or 4% to $6.4 million for the year ended December 31, 2008 from $6.1 million for the year ended December 31, 2007. These expenses increased as a percentage of total revenues for the year ended December 31, 2008 compared to 2007, as result an absolute increase in expenditure and the decline in revenues earned during the year ended December 31, 2008.

     During year ended December 31, 2008, salaries and related staff costs accounted for $3.3 million or 51% of all general and administrative expenditure. This amount was almost $0.1 million lower than the amount incurred for the year ended December 31, 2007. Consulting costs increased by $0.1 million to $0.2 million for the year ended December 31, 2008, resulting from the Company’s efforts to complete the integration processes related to the acquisition of the Mobile Finance division of TCS and Semotus, as well as the Company’s decision to transfer the UK accounting function to Vancouver and the implementation of a new accounting system. Accounting and audit fees increased to $0.6 million for the year ended December 31, 2008 from $0.3 million for the year ended December 31, 2007, primarily as a result of additional costs incurred to complete our 2007 audit, which was complicated by the acquisitions of the Mobile Finance division of TCS and the acquisition of Semotus, as well as an unusually high turnover of accounting personnel. Bad debts expense for the year ended December 31, 2008, amounted to $0.5 million, an increase of $0.1 million over the expense for the year ended December 31, 2007.

     The above increases in expenditures were offset by decreases in depreciation expense for the year ended December 31, 2008 over the previous year , of $0.1 million to $0.3 million.

     Small increases in expenditures on financing, legal and office expenses during the year ended December 31, 2008 over the previous year were offset by reductions in expenditure for insurance and computer expenses

     Stock option expense and foreign exchange gains for the year ended December 31, 2008 were $0.1 million and $0.2 million, respectively, both unchanged from the year ended December 31, 2007.

Amortization of intangible assets

     Amortization of intangible assets was $0.4 million for the year ended December 31, 2008 and $0.5 million for the year ended December 31, 2007. Amortization is charged on definite-lived intangible assets, including intellectual property and customer relationships related to our MFD purchase and Semotus asset acquisition. Amortization expense decreased in the year ended December 31, 2008 as the result of the impairment charge recorded at June 30, 2008, which reduced the carrying value of these assets amortized in the remainder of 2008.

Impairment of goodwill and acquired intangible assets

     We test the carrying amount of identifiable intangible assets and goodwill annually as of December 31, or whenever events or circumstances indicate that impairment may have occurred. Due to the combination of the continued decline in revenues from the acquired MFD business, and the departure of certain key MFD European employees, management concluded that there were sufficient indicators of impairment to test the carrying value of intangible assets and goodwill as at June 30, 2008. In addition, as revenues continued to decline from the acquired Semotus products, management concluded that there were sufficient indicators of impairment to test the carrying value of those acquired intangible assets as at June 30, 2008, September 30, 2008, and December 31, 2008.

     Impairment testing for goodwill is performed in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, requires the Company to complete a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. The impairment test indicated that the implied fair value of the Company’s goodwill was not in excess of its carrying value at June 30, 2008, and as a result we recorded an impairment loss to write-off the goodwill balance of $0.1 million as a non-cash charge to operating expenses.

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

     As a result of these evaluations, we recorded impairment losses totaling $0.9 million during the year ended December 31, 2008 to reduce the carrying value of the definite-lived intangible assets to their estimated fair market values. The estimated fair values of the MFD intangible assets were $0.2 million for intellectual property and $nil for customer relationships. The Semotus intangible assets were estimated to have no fair value at December 31, 2008.

Interest and other income (expense)

	Year ended December 31,
			Change	Change
(In thousands of dollars)	2008	2007	$	%
Interest income	$36	$180	(114)	(63%	)
Interest expense	(31)	(83)	37	(45%	)
Other income (net)	456	10	469	4,690%
	$461	$107	392	366%

     We earn interest income on our cash and cash equivalents, which are held in major banks in either interest bearing accounts or term deposits. Interest expense represents interest charged on capital lease obligations which have decreased from the prior year, and interest charged on the debentures. Other income in the year ended December 31, 2008, represents $0.3 million resulting from the favorable settlement of the Hollinger litigation and proceeds of $0.1 million received on the sale of our 50% ownership interest in Stockscores Analytics Corp. (“Stockscores”) in July 2008 to the other shareholder. Stockscores had limited activity and no material impact on the Company. Also included in Other income is the $44,000 gain on the write off of the remaining payable relating to the acquisition of the Semotus assets.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $0.8 million at December 31, 2008 - a decrease of $2.1 million from December 31, 2007. We also held restricted cash of $0.1 million at December 31, 2008.

(In thousands of dollars)	Year ended December 31,
	2008	2007
Cash used in operating activities	$(5,302)	$(2,435)
Cash used in investing activities	(298)	(910)
Cash provided by financing activities	3,507	4,153
Net (decrease) increase in cash and cash equivalents	$(2,093)	$808

Operating Activities. During the year ended December 31, 2008 we used more cash than we generated from operations. Our total revenues have decreased compared to prior year periods and receivables collections have continued to be slow, due to general economic conditions and a turnover of personnel. We also paid down our accounts payable balances related to certain key suppliers which resulted in an additional use of cash.

Investing Activities. Cash used in the year ended December 31, 2008 represents cash used for additions to property and equipment of $0.2 million, purchase price payments to Semotus of $0.05 million, and restricted cash of $0.1 million. These uses were offset by proceeds received on the sale of our shares in Stockscores of $0.1 million. For the year ended December 31, 2007, we used $0.3 million to purchase property and equipment, and $0.6 million for acquisition costs related to our acquisition of MFD and the Semotus assets.

     Financing Activities. Net cash provided by financing activities was $3.5 million for the year ended December 31, 2008.

     On May 13, 2008, we closed a private placement with PEAK6 Capital Management LLC (“PEAK6”), pursuant to a stock purchase agreement we entered into on April 30, 2008. In this equity financing, we agreed to issue 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share for gross proceeds of $3 million. Holders of preferred shares are entitled to receive dividends when, as, and if declared by the Company at a rate of 7%. Each preferred share is convertible to 2,200 common shares of the Company. The preferred shares are non-voting until conversion, are convertible 180 days after issuance, and automatically convert into common shares at the end of twenty four months from date of issuance at a price of $0.4545 per common share. We may redeem the preferred shares at any time after 90 days by paying 110% of their value. Separate from the stock purchase agreement, we also entered into an agreement whereby we provide market data, research and news to PEAK6's new online options information portal, The Options News Network. In May 2007, we completed a private financing and issued on a bought deal basis 3,333,334 common shares at C$1.50 ($1.36) per share for total gross proceeds of C$5.0 million ($4.5 million).

     In November 2008, we entered into debenture purchase agreements with six subscribers pursuant to which we issued to the subscribers a total of $545,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”). Of this amount, $450,000 is denominated in Canadian dollars and $163,000 (C$200,000) was subscribed for by our Chief Executive Officer. Interest accrues on the debentures at a rate of 18% per annum, calculated monthly, and is payable at the end of each of the 4th calendar day of January, April, July and October. Subscribers may choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. Our obligations under these debentures are secured by the assets of our wholly-owned subsidiary Stockgroup Media Inc., pursuant to a general security agreement. We may redeem all or any portion of the debentures and any accrued interest thereon, at any time from April 30, 2009 until maturity.

     In addition, we received cash on the exercise of stock options of $0.2 million (2007 - $0.2 million). These inflows were partially offset by repayment of capital lease obligations of $0.2 million (2007 - $0.2 million).

Future Liquidity Requirements

     Changes in the demand for our products and services will continue to impact our operating cash flow. At December 31, 2008, the Company held cash and cash equivalents of $728,000 and had a net working capital deficit of $1,830,000. Net working capital is defined as current assets minus current liabilities excluding current deferred revenues. These conditions raise doubt about the Company’s ability to continue as a going concern.

     General economic conditions deteriorated during 2008 and the Company’s revenue, operating results and cash flows were significantly impacted by the economic slowdown. The duration and depth of this economic slowdown in markets in which the Company operates will continue to impact the Company’s future advertising and subscription revenue. Management acted to reduce the Company’s operating costs in the second, third, and fourth quarters of 2008, which included downsizing the number of staff and executives, renegotiating contracts with significant vendors to reduce costs, and closing unprofitable locations in Europe. Management believes that as a result of these cost reductions the Company has sufficient resources for the next twelve months to meet its obligations as they fall due in the ordinary course of business

     The Company will also finance any further cash requirements, if necessary, through further debt or equity financings. There is no assurance, however, that additional can be obtained, or if obtained, on terms that are acceptable to management. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or liabilities should the Company not be able to continue as a going concern.

Contractual Obligations

The following table summarizes our cash contractual obligations at December 31, 2008.

(In thousands of dollars)		Payments Due by Period
		Within 1	2 – 3	4 – 5
	Total	Year	Years	Years
Operating leases	$2,138	$485	$956	$697
Capital leases	104	100	4	-
Data provider commitment	411	372	39	-
Total contractual cash obligations	$2,653	$957	$999	$697

     In June 2008, on the expiry of an existing lease, we secured new leased space in Toronto with a lease term to October 2013. During the year ended December 31, 2008, we entered into three new leases for servers and computer equipment. During the year ended December 31, 2008 a contract with a major data vendor expired. There has been no interruption of data supply from this vendor, and as of the date of this report we are in negotiations to conclude a new contract. During September 2008, we negotiated a reduction in costs related to the hosting and connectivity agreement for the back-up hosting site from $13,000 per month to approximately $10,000 per month.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of December 31, 2008 or December 31, 2007 as that term is defined in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies

     Our audited consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Cost of Revenue accruals
  Stock-based Compensation
  Business Combinations
  Foreign Currency
  Accounting for Income Taxes
  Goodwill and other intangible assets
  Impairment of goodwill and other intangible assets

     There have been no significant changes in our critical accounting policies during the year ended December 31, 2008 compared to those previously disclosed in Item 6. Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 except for the adoption of the policy on Fair Value Measurements and the policy on

Fair Value Option for Financial Assets and Financial Liabilities as described in Note 2 –Significant Accounting Policies of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

     In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“FAS 161’) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is applicable to the Company beginning in the first quarter of 2009. We are currently evaluating the impact of FAS 161 on our consolidated financial statements.

     In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective November 16, 2008.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Stockhouse Inc.

We have audited the accompanying consolidated balance sheets of Stockhouse Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' (deficiency) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective January 1, 2007.

The accompanying consolidated financial statements for the year ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and net shareholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 31, 2009

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except number of common shares)

Continuing operations (note 1)

	As at December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents (note 1)	$728	$2,821
Restricted cash (note 10)	131	-
Accounts receivable (net of allowance of $347 and $456)	1,327	1,906
Prepaid expenses and other current assets	253	752
TOTAL CURRENT ASSETS	2,439	5,479
Property and equipment, net (note 5)	555	703
Goodwill (note 3)	-	99
Intangible assets, net (notes 3 and 4)	208	1,530
TOTAL ASSETS	$3,202	$7,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 5)	$1,561	$1,818
Accrued liabilities (notes 4 and 5)	2,085	2,824
Deferred revenues	711	1,341
Debentures (note 6)	545	-
Capital lease obligations	78	190
TOTAL CURRENT LIABILITIES	4,980	6,173
Long-term capital lease obligations	4	66
Long term payable (note 4)	-	41
Long-term deferred revenues	103	15
TOTAL LIABILITIES	5,087	6,295

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Preferred stock
Series A convertible, $1,000 per share
authorized 5,000,000 shares
issued and outstanding 3,000 shares	2,969	-
Common stock, no par value:
authorized 75,000,000 shares
issued and outstanding 41,295,922 and 40,916,921 shares	18,910	18,902
Additional paid-in capital	3,820	3,652
Accumulated deficit	(27,584)	(21,038)
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	(1,885)	1,516
TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIENCY) EQUITY	$3,202	$7,811

Commitments and contingencies (note 10) Guarantees (note 11)

The accompanying notes are an integral part of these consolidated financial statements

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. Dollars, except per share data)

	For the years ended December 31,
	2008	2007
REVENUES
Licensing and subscriptions	$9,210	$10,170
Advertising services	2,600	3,978
TOTAL REVENUES	11,810	14,148
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	5,236	5,986
Sales and marketing	4,403	4,869
Research and development	1,434	1,925
General and administrative	6,372	6,100
Amortization of intangible assets (notes 3 and 4)	389	505
Impairment of goodwill (notes 3 and 4)	99	-
Impairment of intangible assets (notes 3 and 4)	889	505
TOTAL OPERATING EXPENSES	18,822	19,385

Loss from operations	(7,012)	(5,237)
Interest and other expense (income), net (notes 4,10 and 14)	(461)	(107)
Loss before income taxes	(6,551)	(5,130)
(Recovery of) provision for income taxes (note 8)	(5)	4
Net loss and comprehensive loss	$(6,546)	$(5,134)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.13)

Common shares used in computing basic and diluted net loss
per share (thousands)	41,301	39,264

The accompanying notes are an integral part of these consolidated financial statements

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIENCY) EQUITY
(Expressed in thousands)

							Total
	Preferred		Common		Additional		Shareholders’
	shares	Preferred	stock	Common	paid-in	Accumulated	(Deficiency)
	No. of	shares	No. of	stock	capital	deficit	Equity
	shares	$	shares	$	$	$	$
Balance at
December 31, 2006	-	-	35,350	13,793	3,394	(15,904)	1,283
Issuance of common
shares pursuant to
exercise of employee
stock options	-	-	734	236	(54)	-	182
Private placement
transaction – common
shares and warrants	-	-	3,333	4,033	96	-	4,129
Issuance of common
shares pursuant to
business acquisition	-	-	1,500	840	-	-	840
Stock-based compensation	-	-	-	-	216	-	216
Net loss and
comprehensive loss	-	-	-	-	-	(5,134)	(5,134)
Balance at
December 31, 2007	-	-	40,917	18,902	3,652	(21,038)	1,516
Issuance of series A
convertible preferred
shares	3	2,969	-	-	-	-	2,969
Issuance of common stock
pursuant to exercise of
employee stock options	-	-	779	176	(9)	-	167
Shares returned to settle
acquisition liabilities
(note 3)	-	-	(400)	(168)	-	-	(168)
Stock-based compensation	-	-	-		177	-	177
Net loss and
comprehensive loss	-	-	-	-	-	(6,546)	(6,546)
Balance at
December 31, 2008	3	2,969	41,296	18,910	3,820	(27,584)	(1,885)

The accompanying notes are an integral part of these consolidated financial statements

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

	For the years ended December 31,
	2008	2007
Operating activities:
Net loss	$(6,546)	$(5,134)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of property and equipment	340	446
Amortization of intangible assets	389	505
Impairment of goodwill	99	-
Impairment of intangible assets	889	-
Stock-based compensation	177	216
Gain on write off of account payable (note 4)	(44)	-
Gain on sale of shares in Stockscores (note 14)	(75)	-
Changes in non-cash working capital (note 9)	(531)	1,532
CASH USED IN OPERATING ACTIVITIES	(5,302)	(2,435)

Investing activities:
Purchases of property and equipment	(192)	(324)
Proceeds on sale of shares in Stockscores (note 14)	75	-
Acquisition of Mobile Finance Division (note 3)	-	(348)
Acquisition of Semotus assets (note 4)	(50)	(238)
Restricted cash (note 10)	(131)	-
CASH USED IN INVESTING ACTIVITIES	(298)	(910)

Financing activities:
Proceeds on exercise of stock options	167	182
Proceeds on issuance of preferred shares, net of costs (note 7)	2,969	-
Proceeds on debentures, net of costs (note 6)	545	-
Proceeds on private placements, net of costs (note 7)	-	4,129
Repayment of capital lease obligations	(174)	(158)
CASH PROVIDED BY FINANCING ACTIVITIES	3,507	4,153

Net (decrease) increase in cash and cash equivalents	(2,093)	808
Cash and cash equivalents, beginning of the year	2,821	2,013
Cash and cash equivalents, end of the year	$728	$2,821

Supplemental Cash Flow Information (note 9)

The accompanying notes are an integral part of these consolidated financial statements

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

1.Basis of Presentation and Continuing Operations

     Stockhouse Inc. (the “Company” or “Stockhouse”) is a financial media company that provides various financial Internet solutions, tools, content and services to financial institutions, media publishers, public companies, and advertisers. The Company also helps the retail investor create and manage their personal wealth by delivering a consolidated source of financial data streams, news, portfolio management, analysis tools and a forum for capturing user-generated content. The Company also operates its StockHouse.com and StockHouse.ca websites, where it provides its advertising services.

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

Basis of Presentation

     These consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The accompanying financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. All information is stated in U.S. dollars unless otherwise indicated.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and discharge of liabilities in the normal course of operations for the foreseeable future. The Company has incurred significant recurring operating losses over the past two years, and has not generated positive cash flow from operations since the first quarter of 2007. For year ended December 31, 2008 the Company had a net loss of $6,546,000. At December 31, 2008, the Company held cash and cash equivalents of $728,000 and had a net working capital deficit of $1,830,000. Net working capital is defined as current assets minus current liabilities excluding current deferred revenues. At March 30, 2009, the Company held cash and cash equivalents of $489,018. These conditions raise doubt about the Company’s ability to continue as a going concern.

     The Company has been able, thus far, to finance the losses, as well as the growth of the business through a series of equity and debt private placements. As further described in Note 7 to these consolidated financial statements, in May 2008, the Company closed a private placement of 3,000 shares of Series A convertible preferred stock at a price of $1,000 per share for net proceeds of $2,969,000. As further described in Note 6 to these consolidated financial statement, in November 2008, the Company entered into debenture purchase agreements with multiple subscribers under which the Company issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     General economic conditions deteriorated during 2008 and the Company’s revenue, operating results and cash flows were significantly impacted by the economic slowdown. The duration and depth of this economic slowdown in markets in which the Company operates will continue to impact the Company’s future advertising and subscription revenue. Management acted to reduce the Company’s operating costs in the second, third, and fourth quarters of 2008, which included downsizing the number of staff and executives, renegotiating contracts with significant vendors to reduce costs, and closing unprofitable locations in Europe. Management believes that as a result of these cost reductions, the Company has sufficient resources for the next twelve months to meet its obligations as they fall due in the ordinary course of business.

     The Company will also finance any further cash requirements, if necessary, through further debt or equity financings. There is no assurance however, that additional financing can be obtained, or if obtained, on terms that are acceptable to management. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or liabilities should the Company not be able to continue as a going concern.

2.Summary of Significant Accounting Policies

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

     Revenue Recognition

     The Company generates its revenues from two primary sources: Licensing and Financial Subscription Services and Advertising Services. The Company records its revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

     Licensing and Subscription services consist of managing, licensing, and delivering financial market information. Examples of financial market information are real time stock quotes, stock charts, public

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

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

     Advertising Services consist of advertising on the Company’s investment-orientated websites; the Company’s client direct advertising solutions portfolio, and e-mail services, Internet advertising services are sold either individually or bundled together into comprehensive programs.

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

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     Deferred revenues represent amounts for which the Company has received deposits which are to be applied to the end of the contract. The earnings process has not yet been completed for those payments. Deferred revenues primarily related to our license agreements, which are amortized ratably over the period of the contract and certain internet services for which the Company holds deposits.

     Cost of Revenues

     Cost of revenues is recorded if the cost relates directly to the services the Company sells or to its revenue-generating websites, namely StockHouse.com, StockHouse.ca, SmallCapCenter.com, and InvestorMarketPlace.com. Cost of revenues consist of subscription fees for access to data feeds of financial and business databases, as well as internet bandwidth costs, and direct advertising purchases. Data feeds are a key component of many of the Company’s licensing and subscription services, as well as a key input into its revenue-generating websites. Bandwidth is consumed by the Company’s revenue-generating websites, by its licensing and subscription services, and by its e-mail mailing services. Direct advertising purchases relate to Internet advertising purchases for the purpose of promoting a client or clients’ feature on one of the Company’s websites.

     Fair value of Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations. Unless otherwise stated the fair value of the financial instruments approximates their carrying value.

     Cash and Cash Equivalents

     Cash and cash equivalents, which consist of cash and short-term deposits with original maturities of ninety days or less, are recorded at fair value. The Company places its cash and cash equivalents with high quality financial institutions. Cash equivalents at December 31, 2008 and 2007, respectively, were US denominated term deposits of $nil and $1,465,000.

     Accounts Receivable

     Accounts receivable are stated net of allowance for doubtful accounts of $347,000 at December 31, 2008 and $456,000 at December 31, 2007. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of accounts receivable when collection becomes doubtful. Provisions are generally made for all accounts over 90 days, with certain exceptions based on the nature of the customer or where special arrangements are agreed to with the customer. In some cases an allowance is made before 90 days if the Company has a reasonable belief that the collection of the account is doubtful. Invoices which are over 120 days are generally sent to collections.

     Property and Equipment

     Property and equipment are carried at cost less accumulated amortization. Office equipment, computer software and equipment are amortized using the straight-line method over the assets’ estimated useful lives which range from 1 to 5 years. Capital leases of computer hardware are amortized over the term of the lease on a straight-line basis. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term on a straight-line basis.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

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

     Software development costs

     The Company applies FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“FAS 86”) to software developed internally, acquired in business acquisitions or purchased. FAS 86 requires companies to capitalize eligible software development costs upon achievement of technological feasibility, subject to net realizable value considerations. Research and development costs prior to technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products have been a relatively short duration, costs qualifying for capitalization were insignificant during 2008 and 2007. There were no capitalized software development costs at December 31, 2008 and 2007.

     Goodwill and Intangible assets

     In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are no longer amortized to expense. Goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided. Furthermore, Statement No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

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

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

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

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not have any material uncertain tax positions upon adoption. As a result, there were no adjustments to the opening balance of accumulated deficit. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, at December 31, 2008 and 2007, the Company had no material unrecognized tax benefits.

     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2008 and 2007, the Company has not recorded or realized any material interest or penalties with respect to income taxes.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     The Company is subject to federal and state taxation in the United States as well as other foreign jurisdictions. The Company’s major tax jurisdictions, as defined, are reflected below. As at December 31, 2008, income tax returns, whether filed or not, pertaining to taxation years that remain open to examination by major jurisdictions are as follows:

United States	2005 – 2008
Canada	2004 – 2008
United Kingdom	2007 – 2008
Spain	2004 – 2008
Netherlands	2003 – 2008

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

Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. On transition, the Company elected to use the modified–prospective approach method. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

Changes in accounting policies

Fair value measurements

     In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, (“FAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements but provides guidance in determining fair value measurements under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions FAS No. 157-1 and FAS No. 157-2 which exclude FAS No. 13 “Accounting for Leases” from the scope of FAS 157 and defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of FAS 157 on January 1, 2008 did not impact the Company’s consolidated financial statements. In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and assessed there was no impact. (note 12 – Fair value of financial instruments)

Fair Value Option for Financial Assets and Financial Liabilities

     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure at fair value, at specified election dates, many financial instruments and certain other items that are not currently required to be measured at fair value. This statement is expected to expand the use of fair value measurement. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of FAS 159 commencing January 1, 2008 and currently the Company has not elected to report any additional assets or liabilities at fair value that were not already being reported at fair value. The adoption of FAS 159 did not impact the Company’s consolidated financial statements.

     In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective November 16, 2008.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

Recent accounting pronouncements

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

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

The allocation of the purchase price at January 31, 2007 is as follows (in thousands of Dollars):

Purchase Price:
1,500,000 common shares of Stockhouse	$840
Acquisition costs	348
$1,188

Net Assets Acquired:
Accounts receivable	$1,230
Prepaid and other current assets	448
Property and equipment	146
Other assets	157
Intellectual property	870
Customer relationships	790
Goodwill	99
Accounts payable	(476)
Accrued liabilities	(1,269)
Customer deposits	(291)
Deferred revenues	(516)
$1,188

     An independent valuation of the significant assets acquired supported management’s allocation of the purchase consideration.

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

     The Company tests the carrying amount of identifiable intangible assets and goodwill annually as of December 31, or whenever events or circumstances indicate that impairment may have occurred. Due to the combination of the continued decline in revenues from the acquired MFD business, and the departure of certain key MFD European employees, management concluded that there were sufficient indicators of impairment to test the carrying value of intangible assets and goodwill as at June 30, 2008, September 30, 2008 and December 31, 2008. The impairment test indicated that the implied fair value of the Company’s goodwill was not in excess of its carrying value at June 30, 2008, and as a result the Company recorded an impairment loss to write-off the goodwill balance of $99,000 as a non-cash charge to operating expenses. As a result of the evaluation at June 30, 2008, the Company recorded an impairment loss totaling $524,000 to reduce the carrying value of the MFD definite-lived intangible assets to their estimated fair market values of $347,000 for intellectual property and $106,000 for customer relationships. An impairment test was also completed at September 30, 2008, and management concluded that no further impairment existed at that date. As a result of the evaluation conducted at December 31, 2008, the Company recorded a further impairment loss totaling $154,000 to reduce the carrying value of the MFD definite-lived intangible assets to their estimated fair market values of $208,000 for intellectual property and $Nil for customer relationships.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

The following table presents details of the acquired MFD intangible assets:

	Estimated Useful Life	As at December 31,
(In thousands of Dollars)	(in years)	2008	2007
Intellectual property	4	$208	$671
Customer relationships	2 - 4	-	547
		$208	$1,218

The estimated future amortization expense of the MFD intangible assets is as follows:

(In thousands of Dollars)
2009	$100
2010	100
2011	8
Total	$208

For 2008 and 2007, amortization of MFD intangible assets was $332,000 and $442,000 respectively.

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

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

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

Year Ended
(In thousands of Dollars, except per share data)	December 31,
2007
REVENUES
Licensing and subscriptions	$10,870
Advertising services	3,978
$14,848
Total Operating Expenses net of Other Income (Expense)	19,828

Net loss and comprehensive loss	$(4,980)

Net loss per common share: Basic and diluted	$(0.13)

Common shares used in computing basic and diluted net loss per share
(in thousands)	39,431

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

     This acquisition closed on May 8, 2007 and was accounted for as an asset purchase transaction for a total cost of $375,000 including $25,000 for acquisition costs. The purchase consideration was allocated, based on management’s best estimates, to the identifiable intangible assets acquired in the amounts of $140,000 for intellectual property and $235,000 for customer relationships.

     As revenues continued to decline from the acquired Semotus products, management concluded that there were sufficient indicators of impairment to test the carrying value of acquired intangible assets as at June 30, September 30, and December 31, 2008. As a result of this evaluation, the Company recorded an impairment loss totaling $212,000 at June 30, 2008 to reduce the carrying value of the Semotus definite-lived intangible assets to their estimated fair market value. The estimated fair market value of intellectual property was assessed at $53,000. Customer relationships were determined to have no

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

estimated fair market value. An impairment test was also completed at September 30, 2008, and management concluded that no further impairment existed at that date

The following table presents details of the acquired Semotus identifiable intangible assets:

	Estimated Useful Life	As at December 31,
(In thousands of Dollars)	(in years)	2008	2007
Intellectual property	4	$-	$116
Customer relationships	4	-	196
		$-	$312

     For 2008 and 2007, amortization of Semotus intangible assets was $57,000 and $63,000, respectively.

     At December 31, 2007, of the $137,000 balance expected to be payable $96,000 was recorded in accounts payable and $41,000 was recorded as a long-term payable.

     During the year ended December 31, 2008, purchase consideration of $50,000 related to monthly gross revenues was paid to the vendor under the terms of the Asset Purchase Agreement (2007 –$63,000). In the fourth quarter of 2008, gross revenues attributable to the acquired customer contracts fell below $15,000 per month for three consecutive months and accordingly, the Company has deemed the Semotus purchase price paid in full. The Company derecognized the remaining $88,000 amount payable due to the Semotus vendor, reduced the remaining $44,000 carrying value of the intangible assets to zero, and recorded a gain of $44,000 in other income.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     5. Balance Sheet Components

	As at December 31,
(In thousands of Dollars)	2008	2007

Property and equipment
Computer equipment	$1,783	$1,580
Computer equipment under capital lease	412	530
Computer software	168	115
Office furniture and equipment	107	94
Leasehold improvements	151	110
Total cost	2,621	2,429
Less: accumulated amortization	(2,066)	(1,726)
Property and equipment	$555	$703

Accounts payable
Trade accounts payable	$1,413	$1,517
Current portion of amount due to asset
acquisition vendor (note 4)	-	95
Sales taxes payable	142	206
Total Accounts payable	$1,561	$1,818

Accrued liabilities
Accrued liabilities	$779	$1,178
Accrued data costs	1,108	1,372
Customer deposits	198	274
Total Accrued liabilities	$2,085	$2,824

     In 2008, amortization expense related to property and equipment totalled $340,000 including $144,000 amortization for capital assets under lease. In 2007, amortization expense was $446,000, including $167,000 of amortization for capital assets under lease.

     Substantially all of the Company’s property and equipment is located in located in Canada.

     6. Debenture financing

     In November 2008, the Company entered into debenture purchase agreements with six subscribers pursuant to which the Company issued to the subscribers a total of $550,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”). Of this amount, $450,000 is denominated in Canadian dollars and $163,000 (C$200,000) was subscribed for by the Company’s Chief Executive Officer. Interest accrues on the debentures at a rate of 18% per annum, calculated monthly, and is payable at the end of each of the 4th calendar day of January, April, July and October. Subscribers may choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. The obligations of the Company under these debentures are secured by the assets of the Company’s wholly-owned subsidiary Stockgroup Media Inc., pursuant to a general

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

security agreement. The Company may redeem all or any portion of the debentures and any accrued interest thereon, at any time from April 30, 2009 until maturity.

     7. Shareholders’ Equity

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

Common Stock

     On May 15, 2007, the Company completed a private financing led by Jennings Capital Inc. and including Cormark Securities Inc. (the “Underwriters”), and issued, on a ‘bought deal’ basis, 3,333,334 common shares at C$1.50 ($1.36) per share for total gross proceeds of C$5,000,000 ($4,534,000). The Company paid underwriter fees of 6% of the gross proceeds of the financing and issued 200,000 warrants to the agents equal to 6% of the common shares issued in the financing. The warrants expired unexercised in 2008. These warrants were assigned a value of $105,000 based on a Black-Scholes valuation model leaving gross proceeds of $4,428,000 attributable to the common shares. The following assumptions were used in the Black-Scholes model:

Expected life (in years)	1 year
Risk-free interest rate	4%
Expected volatility	97%
Fair value per warrant	$0.58

     Share issue costs of $395,000 and $9,000 were allocated to common shares and to warrants, respectively.

Warrants

     The Company issued warrants in prior periods pursuant to equity financing and private placement transactions. All warrants expired unexercised in 2008.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

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

     The following table provides information on the Company’s outstanding options and options available for grant at December 31, 2008, and activity since December 31, 2006:

			Options Outstanding
					Weighted-
				Weighted	Average
	Number of			Average	Remaining	Aggregate
	Options			Exercise	Contractual	Intrinsic
	Available	Number of	Price Per Share	Price	Term	Value
	For Grant	Options	$	$	(in years)	$’000
Balance at December 31, 2006	391,325	3,884,250	$0.12 - $0.59	$0.29	2.56	448
Additional options authorized	3,300,000
Options granted	(1,107,000)	1,107,000	$0.41 - $1.25	$0.85
Options exercised	-	(732,175)	$0.12 - $0.43	$0.23
Options expired and forfeited	347,450	(397,450)	$0.31 - $1.08	$0.57
Balance at December 31, 2007	2,931,775	3,861,625	$0.12 - $1.25	$0.64	2.34	865
Options granted	(2,808,000)	2,808,000	$0.08 – $0.59	$0.31
Options exercised	-	(779,000)	$0.17 - $0.42	$0.22
Options forfeited	2,139,000	(2,155,000)	$0.15 - $1.25	$0.52
Available and outstanding at
December 31, 2008	2,262,775	3,735,625	$0.08 - $0.59	$0.33	3.04	-

Vested and exercisable at
December 31, 2008		1,692,625		$0.39	1.29	-

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     The Company ceased granting of stock options under its 1999, 2000, 2001 and 2002 Stock Option Plans in December 2002. Stock options outstanding to purchase common shares under these plans continue to be exercisable as vested until exercised or forfeited, and if forfeited, they are no longer available for future grants.

     In 2008, 779,000 options were exercised for proceeds of $167,000. Subsequent to December 31, 2008, an additional 836,000 options have been granted under the 2007 Option Plan at an average exercise price of $0.08.

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at December 31, 2008 and the exercise price of the underlying awards, where the stock options are in-the-money. At December 31, 2008, there were no in-the-money options outstanding and no in-the-money options vested and exercisable.

     The following table summarizes the Company’s unvested equity award activity for the year ended December 31, 2008:

		Weighted-Average
		Grant Date Fair
Unvested Shares	Number of Awards	Value – $
Unvested at December 31, 2007	1,098,906	$0.50
Granted	2,808,000	$0.23
Vested	275,094	$0.24
Forfeited	(2,139,000)	$0.36
Unvested at December 31, 2008	2,043,000	$0.21

     As of December 31, 2008, total unrecognized compensation expense related to unvested awards granted under the Plans was $183,000, which is expected to be recognized over a weighted-average period of 3.04 years. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the year ended December 31, 2007.

Stock-Based Compensation Expense

(In thousands of Dollars)	For the years ended December 31,
	2008	2007
Sales and marketing	$11	$41
Research and development	4	29
General and administrative	162	146
Total stock-based compensation expense	$177	$216

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

Valuation Assumptions Used in Fair-Value Based Calculation Method

     The fair-value of the Company’s stock-based awards was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	For the years ended
	December 31,
	2008	2007
Expected life (in years)	5 years	5 years
Risk-free interest rate	3%	4%
Expected volatility	111%	86%
Dividend yield	0%	0%
Fair value per stock option	$0.21	$0.58

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

     8. Income Taxes

     The Company is subject to United States federal and state income taxes at an approximate rate of 41% (2007 – approximate rate of 42%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	For the Years Ended
	December 31,
(In thousands of Dollars)	2008	2007

Tax recovery at U.S. statutory rates	$(2,716)	$(2,167)
Lower statutory rates on the losses of foreign subsidiaries	542	366
Change in statutory tax rates in the USA and Canada	(47)	173
Change in and adjustment to valuation allowance	1,971	1,249
Non-deductible expenses	250	379
Other	(5)	4
(Recovery of) provision for income taxes	$(5)	$4

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

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

	As at December 31,
(In thousands of Dollars)	2008	2007

Net operating loss carry forwards	$7,242	$6,759
Net capital loss carry forwards	84	87
Property and equipment	647	743
Deferred revenue	155	317
Financing fees	101	137
Other	188	46
Total deferred tax assets	8,417	8,089
Less: valuation allowance	(8,417)	(8,089)
Net deferred tax assets	$-	$-

     The Company has net capital losses of $323,000 available to offset future taxable capital gains in Canada. At December 31, 2008, the Company had operating losses available to be carried forward in several tax jurisdictions that will expire as follows:

			United
(In thousands of Dollars)	USA	Canada	Kingdom	Netherlands	Spain	Total
2011	$-	$-	$-	$368	$-	$368
2012	-	-	-	43	-	43
2013	-	-	-	110	-	110
2014	-	-	-	6	-	6
2015	-	-	-	177	-	177
2016	-	-	-	170	-	170
2017	-	-	-	426	-	426
2022	-	-	-	-	158	158
2023	517	-	-	-	31	548
2024	161	-	-	-	-	161
2025	267	-	-	-	-	267
2026	273	-	-	-	-	273
2027	394	2,798	-	-	-	3,192
2028	800	2,279	-	-	-	3,079
Indefinite	-	-	17,410	-	-	17,410
Total	$2,412	$5,077	$17,410	$1,300	$189	$26,388

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     9. Supplemental Cash Flow Information

During the years end December 31, 2008 and 2007, the Company had the following changes in non-cash working capital accounts:

	For the years ended December 31,
(In thousands of Dollars)	2008	2007
Accounts receivable	$579	$137
Prepaid and other current assets	499	37
Accounts payable	(160)	512
Accrued liabilities	(907)	880
Deferred revenues	(542)	(34)
	$(531)	$1,532

	For the years ended December 31,
(In thousands of Dollars)	2008	2007
Cash	$728	$1,356
Cash equivalents	$-	$1,465
Interest paid	$17	$18
Taxes paid	$-	$2

Non-cash investing and financing activities
Assets acquired through capital lease transactions	$63	$181
Value of warrants issued in connection with private placement	$-	$96
Value of shares issued for acquisition of Mobile Finance
Division	$-	$840
Value of shares returned to settle Mobile Finance Division
acquisition liabilities	$168	$-

     10. Commitments and Contingencies

Commitments
(In thousands of dollars)		Payments Due by Period
		Within 1
	Total	Year	2 – 3 Years	4 – 5 Years
Operating leases	$2,138	$485	$956	$697
Capital leases	104	100	4	-
Data provider commitment	411	372	39	-
Total contractual cash obligations	$2,653	$957	$999	$697

     The Company leases its facilities under operating leases that expire at various times to March 2014. Total rent expense was $608,000 in 2008 and $621,000 in 2007. In June 2008, on the expiry of an existing lease the Company secured larger premises in Toronto with a lease term to October 2013. The Company leases certain computer equipment, mainly servers, under capital leases. Of the total amount of capital lease payments above, approximately $1,000 relates to interest payments due in future years. Interest expense related to capital lease obligations was $3,000 for 2008 and $20,000 for 2007.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

Contingencies

     The Company was the plaintiff in a lawsuit filed in Ontario Superior Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co in which the Company sought to recover approximately $457,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consisted of unused advertising credits which were prepaid by the Company in 1999. The case was resolved by a negotiated settlement during the first quarter of 2008 and the defendant paid $340,000 to the Company in full settlement, which is included in other income.

     The Company was the defendant in a lawsuit filed in the Supreme Court of British Columbia by the plaintiff, Tanis Churchill. The Plaintiff, a former employee of the Company, sought damages, interest and costs in the order of approximately $218,000 for alleged wrongful dismissal from her employment with the Company. The matter was heard by the Supreme Court of British Columbia and on May 8, 2008, the Supreme Court found in favor of the plaintiff and awarded damages in the amount of $9,000(C$11,000). The Court awarded costs to the Company.

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

     During 2008, an employee of the Company made an application to the District Court of Amsterdam, the Netherlands requesting the Court to order the Company to restore his access to Company systems and continue paying his salary. He further requested that the Court order the temporary restriction of funds then held in the Company’s Dutch subsidiary’s bank accounts until the terms of his employment could be determined. The Court granted this application and ordered the transfer of €89,110 ($131,000) from the operating bank accounts to a restricted account. This amount is classified as restricted cash on the consolidated balance sheet at December 31, 2008. Subsequent to December 31, 2008 the matter was resolved by negotiation, and the restriction on the Company’s funds lifted by the Court.

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

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     11. Accounting for and Disclosure of Guarantees

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

     12. Fair Value of Financial Instruments

     The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

     The Company has various financial instruments that must be measured under the new fair value standard including: cash and cash equivalents, restricted cash, and debentures. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis, with the exception of intangible assets. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash equivalents and restricted cash based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

		Fair Value Measurements at December
		31, 2008
	Carrying
	Value
	December 31,
	2008	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$728	$728	$-	$-
Restricted cash	131	131	-	-
Total	$859	$859	$-	$-

Liabilities:
Debentures	$545	$-	$-	$545

As the debentures were issued late in 2008, the Company believes that the market rate of interest as at December 31, 2008 was not materially different to the rate of interest at which the debentures were issued. Accordingly, the Company believes that the fair value of the debentures approximated their carrying value at December 31, 2008

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     13. Segmented Information

     The Company operates in one reportable segment. The Company defines a reportable operating segment as a component of the Company for which separate financial information is available and which is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

     The following information is presented by the customer’s geographic area:

(in thousands of Dollars)
	North	United
2008	America	Kingdom	Other	Total

REVENUES
Licensing and subscription	$7,061	$1,136	$1,013	$9,210
Advertising services	2,600	-	-	2,600
TOTAL REVENUES	$9,661	$1,136	$1,013	$11,810

	North	United
2007	America	Kingdom	Other	Total

REVENUES
Licensing and subscription	$7,206	$1,572	$1,392	$10,170
Advertising services	3,978	-	-	3,978
TOTAL REVENUES	$11,184	$1,572	$1,392	$14,148

     As of December 31, 2008 and 2007, one customer accounted for 10% of outstanding trade receivables. During 2008 and 2007, the Company had no customers whose revenue represented greater than 10% of total revenues.

     14. Related Party Transactions

     In the third quarter of 2007, the Company entered into a one year agreement with a third party. Under the agreement the Company provides the implementation set up fee and Intraday Indices at no charge, with the remaining portions of the agreement billed at market price. In exchange for the no charge services, the third party agreed to set up a link on the third party’s website indicating “Markets provided by StockHouse.com.” These services were valued at the market rate for the set up fee provided. In the third quarter of 2008 the contract was renewed for a further one year term. A member of the third party’s senior management’s team is a director of the Company.

     The Canadian subsidiary of Stockhouse owned 50% of Stockscores Analytics Corp. (“Stockscores”), a British Columbia corporation with limited activity and no material impact on the Company. During 2008, the Company disposed of its 50% share in Stockscores to the other shareholder for $75,000 which is recorded as Other Income for the year ended December 31, 2008.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T)	CONTROLS AND PROCEDURES

     Certifications of the Chief Executive Officer and the Chief Financial Officer are included as exhibits to this Annual Report. On January 2, 2009 our former Chief Financial officer resigned and Mr. Joseph Lee was appointed as our Chief Financial Officer, effective January 5, 2009. This section of the Annual Report contains the information concerning the controls evaluation referred to in Rule 13a-14(a). Certifications and this information should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented

Controls and Procedures

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

     As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of December 31, 2008, and as a result our disclosure controls and procedures were not effective.

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

     Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2008. A material weakness (described in the following paragraph) existed in our internal control over financial reporting, and therefore our internal control over financial reporting was not operating effectively as of such date, for the reasons discussed below.

     As a result of finalizing the Company’s annual consolidated financial statements, management has identified several significant deficiencies in the effectiveness of internal control over financial reporting in its financial close and reporting processes, including accounting for foreign exchange. Management believes that, when considered in the aggregate, these significant deficiencies constitute a material weakness. A material weakness as defined in Rule 1-02 of Regulation S-X and adopted by PCAOB Auditing Standard 5 is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management attributes this material weakness to legacy systems, and a lack of appropriately skilled personnel resources.

     Management is taking steps to enhance and improve its internal controls by implementing additional levels of supervisory review. Although the Company has implemented additional levels of supervisory review, there can be no assurance that these measures can definitively prevent errors from occurring in the future.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in internal control over financial reporting.

Except as discussed in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2008 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following are our directors and executive officers and certain biographical information about them as of December 31, 2008:

Name	Age	Principal Occupation and Business Experience
Marcus New	38

Founder, President and CEO. Mr. New founded Stockhouse in May 1995 and continues to provide the corporate vision and direction for the Company. A finalist as Entrepreneur of the Year by Ernst & Young Pacific Region in 2005. Mr. New is a recognized leader and sought-after speaker in the industry. Prior to founding Stockhouse, Mr. New served as VP of Investor Relations for AmCan Public Relations Group Inc., a company specializing in investor campaigns for public companies. Mr. New received a Bachelor of Arts degree with a Business major from Trinity Western University.

David Caddey	59

Retired President of the Space Missions Unit of MDA Corporation, responsible for $300 million in revenues and approximately 900 employees. Mr. Caddey has extensive experience in all facets of business management including mergers and acquisitions, business development, program management and engineering. Mr. Caddey has severed on numerous Boards of profit and not-for-profit organizations including as past Chair and now as a Director of the Aerospace Industries Association of Canada. Mr. Caddey joined our Board of Directors in June 1999, and in addition to being the Chair of the Company’s Board of Directors he is also a member of our Audit Committee and Compensation Committee.

Louis (Lee) deBoer II	56

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

Patrick Spain	56

Chairman & CEO of Newser LLC. Newser, headquartered in Chicago and New York with a web site located at www.newser.com, is an online news aggregator that uses a combination of technology and editorial expertise to bring the most informative and entertaining news from across the Web to its readers in a highly visual, short-form interface. Newser was spun off from Highbeam Research, Inc of which Spain was the founder and CEO until it was sold to the Gale unit of Cengage Learning in December 2008. HighBeam operates two online research and reference services for individuals. He is also the co-founder and former Chairman and CEO of Hoover's, Inc. a leading online provider of company information headquartered in Austin, Texas. Hoover's was bought by Dun & Bradstreet in March 2003. Prior to Hoover’s, Mr. Spain worked in the telecommunications, real estate and consulting industries. Mr. Spain holds a Bachelor of Arts from the University of Chicago in Ancient History and a Juris Doctorate from Boston University. Mr. Spain joined our Board of Directors in August 2004, and he is a member of our Compensation Committee and Chair of our Nominating and Corporate Governance Committee.

Name	Age	Principal Occupation and Business Experience

Stephen Zacharias	59

Founder and managing director of Transact Capital Partners LLC, a Richmond Virginia based financial advisory firm specializing in business sales, acquisitions and other strategic consulting for privately-held companies. Mr. Zacharias has over 30 years of financial related experience, including numerous acquisition and divestiture transactions, debt financings and capital reorganizations. Before founding Transact, he served as corporate treasurer for Media General Inc (NYSE: MEG), a Fortune 1000 TV and newspaper media company, and as a board director and audit committee chairman for Hoover’s Inc., an online business information company acquired by Dun & Bradstreet. Mr. Zacharias is also on the board of directors of creditcards.com. Mr. Zacharias joined our Board of Directors in July 2006, and he is the Chair of our Audit Committee.

Thomas Baker	54

Consultant. Mr. Baker has more than 25 years of experience in print and online media. He was the founder and general manager of The Wall Street Journal Online (wsj.com), a publication of Dow Jones & Company, where he led the start-up effort and grew the Online Journal into a $60 million business unit and the largest paid news and information site on the web. He oversaw The Wall Street Journal’s national radio news network and Dow Jones’ news syndication and licensing business. Mr. Baker has consulted for leading publishers and media companies. He holds a degree from Princeton University and an MBA from Columbia Business School. Mr. Baker joined our Board of Directors in July 2006, and he is a member of our Compensation Committee and Audit Committee.

Janet Scardino	48

President Commercial for the 19 Entertainment Group. Ms. Scardino has more than 20 years experience as a Senior marketing executive of global media organizations. Ms. Scardino was formerly President and Chief Marketing Officer of The Knot, Inc., a NASDAQ listed company. She was the Executive Vice President of Reuters Group PLC from March 2005 through August 2007 and the Executive Vice President and Managing Director of the Media division of Reuters from January 2006 through August 2007. Ms. Scardino also served as Executive Vice President and Global Head of Marketing of Reuters Media from March 2005 through January 2006. Between February 2003 and March 2005, Ms. Scardino was a digital media entrepreneur. From March 2001 to February 2003, Ms. Scardino was Senior Vice President, International Marketing for the America Online division of AOL Time Warner Inc. Between 1998 and 2001 Ms. Scardino was Managing Director for the Disney Channel Italy, a wholly owned subsidiary of The Walt Disney Company. Prior to that, Ms. Scardino served in various positions for MTV Networks from 1987 to 1997, most recently as Vice President, International Marketing for MTV: Music Television. Ms. Scardino holds a B.S. in Communications from Emerson College.

Name	Age	Principal Occupation and Business Experience

		Executive Officers
Joseph Lee	47

Chief Financial Officer Prior to joining Stockhouse, Mr. Lee was Chief Financial Officer at Digital Payment Systems, a company that assembles high tech parking meters and specializes in developing and selecting recurring revenue services including real time credit card processing and reporting. Prior to joining Digital Payment Technologies, Mr. Lee was the Chief Financial Officer of Coastal Contacts (TSX: COA) where he was instrumental in the public listing of the company and raising more than $20 million dollars.

Audrey Brownmiller	50

Vice President, Operations, Ms. Brownmiller leads Stockhouse’s IT, software production and client services efforts. She joined the company in 2007 from Chancery Software (acquired by Pearson School Systems), where she was Director of Project Management, ultimately leading deployment of information system programs to 160 Canadian DOD schools in North America, the UK and Germany.

     Each director who is elected will serve until the earlier of our next annual meeting, the date his or her successor has been elected and qualified, or the date of the director's death, resignation or removal. All terms of office on our Board of Directors will expire at the close of our 2008Annual Shareholder’s meeting.

     During 2008 the following executive officers resigned their offices, but remain in the Company’s employ, with certain information about them as follows:

Name	Age	Principal Occupation and Business Experience
Karl Buhr	47

Chief Operating Officer. Mr. Buhr is a digital content veteran, who came to Stockhouse in January 2008 to lead the execution of the company’s product and market vision. Prior to joining Stockhouse he was COO of Telemedia Development, a California mobile entertainment content provider, acquired in 2007 by Conectium Ltd. Mr Buhr resigned as Chief Operating Officer on October 31, 2008, but remains employed by the Company in an advisory capacity

Susan Lovell	40

Chief Financial Officer. Until her resignation as Chief Financial Officer in January 2009 Ms. Lovell provided direction on financial strategy for Stockhouse. She was recruited in April 2006. Formerly with Crystal Decisions, Ms. Lovell was also the Controller of GaleForce Solutions and was responsible for developing and leading the information systems audit practice for Ernst & Young in Vancouver. Ms. Lovell remains in the Company’s employ as Senior Financial Advisor.

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

Committees

     Audit Committee. Our Audit Committee currently consists of David Caddey, Thomas Baker and Stephen Zacharias. The Audit Committee is governed by a written charter, which can be viewed at www.stockgroup.com under Investors/Corporate Governance. Each of the members of our Audit Committee is independent, as that term is defined by Rule 4200 (a)(15) of the Marketplace Rules of NASDAQ and Canadian National Instrument 52-110 (the Applicable Rules). Mr. Zacharias is our “audit committee financial expert” as defined by the rules of the SEC.

     Compensation Committee. Our Compensation Committee currently consists of Lee deBoer, David Caddey, Patrick Spain and Thomas Baker.

     Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee currently consists of Patrick Spain, David Caddey, Lee deBoer and Janet Scardino, and is governed by a written charter which can be viewed at www.stockgroup.com under Investors/Corporate Governance. The Committee was formed in 2004. During 2008, the nominating committee did not receive a recommended nominee for director from a security holder that beneficially owned more than 5% of our common share under rule (407)(c)(ix) of Regulation S-B.

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

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

     See “Procedures for Submitting Shareholder Proposals” above.

Director compensation

     Commencing for the compensation year beginning June 1, 2007, each director receives an annual fee of $15,000 related to service on the Board of Directors, with an additional $3,000 per annum paid to members of our Audit Committee, and an additional $2,000 per annum paid to directors who serve as chairs of committees. Each director is eligible to receive up to 25,000 stock options to acquire shares of common stock, with the exercise price being equal to the market price of our common stock on the date of grant. Directors who are re-elected and continue to serve for more than one year may receive up to an additional 25,000 stock options after each annual general meeting in compensation for future service.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreements

     We have an employment agreement with our CEO, Marcus New, which became effective on February 9, 2004. Under the Agreement, for 2007, Mr. New received an annual base salary of $198,000 (C$240,000). He is entitled to a minimum 5% annual compensation increase. All increases are approved by our Compensation Committee. In addition, he receives an incentive compensation bonus based on achieving certain goals in the calendar year. For 2007, Mr New received a bonus of $98,000 (C$119,000). In 2008 Mr. New received no bonus. Mr. New will be entitled to 12 months of severance which will include pay in lieu of notice plus an additional one month severance for each year of employment up to a maximum of 24 months, should we elect to terminate his employment without cause. The employment agreement contains a confidentiality clause and a 24-month non-competition clause. There is no specified termination date in the Agreement.

     We have an employment agreement with our Chief Financial Officer, Joseph Lee. In 2009, his annual base salary will be $116,000 (C$140,000). He will also be eligible to receive a bonus of $21,000 (C$25,000) in 2009, based on the achievement of both Company and departmental goals, of which $12,500 is guaranteed. Mr Lee’s annual salary is subject to normal salary increases. On date of his employment, January 5, 2009, he received 400,000 stock options for the Company’s common shares at an exercise price of $0.08 per share, which will vest over 3 years, with 34% vesting at the end of the first year and 33% vesting at the ends of the second and third years. In the event that more than 50% of the common shares of the Company are sold to a single buyer within six months of the commencement of his employment, 25% of his options will vest immediately. In the event that more than 50% of the common shares are sold to a single buyer after six months from the commencement of his employment, 100% of his options will vest immediately. If Mr Lee’s employment is with the Company is terminated by the Company without Cause, he will be entitled to one month’s salary per year of service up to a maximum of six months’ salary after six years’ service. However, between July 1, 2009 and January 1, 2011, he will be entitled to a severance payment equal to two months’ salary. In the event that more than 50% of the common shares are sold to a single buyer within six months of his start date, and he is terminated without Cause, severance will be equal to four months’ salary.

     Effective February 1, 2008, we have an employment agreement with Audrey Brownmiller, formerly a Director of Operations for the Company, to serve as the Company’s Vice President of Operations. Ms. Brownmiller is to receive an annual base salary of $103,000 (C$125,000) subject to normal salary increases, and is entitled to an annual $17,000 (C$20,000) incentive compensation bonus. On January 15, 2008, Ms. Brownmiller’s original grant of stock options for 75,000 common shares of Company stock (with 6.25% of the original number of options vesting on the third month anniversary of her start date and an additional 6.25% vesting on each three-month anniversary thereafter until all the options are vested) were increased by stock options for an additional 60,000 common shares of Company stock, with one third of these additional options vesting at the end of each year for three years on the anniversary of the grant date. For the Company’s termination of Ms. Brownmiller’s employment with the Company without cause, the Employment Standards Act of British Columbia would govern.

Change of employment, resignation or termination of executive officers during 2008

     Until his employment with the Company ended effective February 15, 2008, we had an employment agreement, beginning on July 16, 2008, with our Vice President of Monetization, Joe McWilliams, who was to receive an annual base salary of $170,000 subject to normal salary increases, and was entitled to receive variable pay of 60% of his annual salary. On October 16, 2007, he was granted stock options for 135,000 of the Company’s common shares, vesting at one third per year over a three year period on the anniversary of the grant date. These options expired when Mr. McWilliams’ employment with the Company ended effective February 15, 2008.

     Until his employment with the Company ended effective October 23, 2008, we had an employment agreement with our Vice President of Marketing, Bruce Nunn. In 2007, his annual base salary was $93,000 (C$113,000). Per his employment agreement, Mr. Nunn’s annual base salary was subject to normal salary increases. In 2007, Mr. Nunn’s annual maximum incentive compensation bonus was $37,000 (C$45,000) based on the achievement of both Company and departmental goals. On his date of employment, September 7, 2005, he received 75,000 stock options at an exercise price of $0.315 per share, which will vest over a two year period at 12.5% per quarter in arrears (with immediate vesting in the event of a change in control). Additional stock options for (i) 50,000 of Company common shares were also issued to Mr. Nunn on August 20, 2007, vesting over 4 years at 6.25% per quarter beginning three months after grant date, and (ii) 10,000 of Company common shares were also issued to Mr. Nunn on September 7, 2007, vesting at one third per year over a three year period on the anniversary of his grant date (with immediate vesting in the event of a change in control).

     We had an employment agreement with Susan Lovell, to serve as our Chief Financial Officer, in 2007; her annual base salary was adjusted to C$138,000, from her annual base salary in 2006 of $99,000 (C$120,000). In 2007, she also received a one time bonus of $8,000 (C$10,000). Per her employment agreement, Ms. Lovell’s annual salary was subject to normal salary increases, and she was entitled to a $21,000 (C$25,000) annual maximum incentive compensation bonus, based on the achievement of both Company and departmental goals. On her date of employment, April 3, 2006, she received 150,000 stock options for the Company’s common shares at an exercise price of $0.34 per share, which will vest over 4 years at 6.25% per quarter in arrears (with immediate vesting in the event of a change in control). Stock options for 50,000 of Company common shares were also issued to Ms. Lovell on May 17, 2007, vesting over 4 years at 6.25% per quarter beginning three months after grant date. Ms. Lovell would have been entitled to one month of severance, which would have included pay in lieu of notice, for each year of employment up to a maximum of four months, had the Company elected to terminate her employment without cause after 395 days. Ms. Lovell resigned as Chief Financial Officer on January 2, 2009, but remains in our employ the capacity of Senior Financial Advisor.

     Effective January 7, 2008, we had an employment agreement with Karl Buhr to serve as the Company’s Chief Operating Officer. Mr. Buhr was to receive an annual base salary of $157,000 (C$190,000), subject to normal salary increases. In addition, he was entitled to an annual $58,000 (C$70,000) maximum incentive compensation bonus. On January 7, 2008, Mr. Buhr was granted 500,000 time based stock options for the Company’s common shares, with one third vesting at the end of each full year for three years on the anniversary of the grant date. An additional 250,000 performance based stock options for the Company’s common shares could have been granted to Mr. Buhr, based upon Mr. Buhr’s and the Company’s attainment of mutually acceptable longer term performance goals. Mr. Buhr was entitled to 6 months of salary and the prorated portion of bonuses earned, which would have included pay in lieu of notice, if we elected to terminate his employment without cause. On October 31, 2008, Mr Buhr resigned as Chief Operating Officer. His employment agreement was terminated and he ceased to be our Chief Operating Officer or perform any other executive officer functions. Mr. Buhr waived notice period, severance and his 750,000 outstanding options as of October 31, 2008. Mr. Buhr signed a new employment agreement in the capacity of Advisor and will work for us for a minimum of four days per month until October 31, 2009. Mr. Buhr was granted 200,000 stock options and will be paid $4,000 (C$5,000) per month. He will also be paid a one-time bonus of up to $8,000 (C$10,000) if certain conditions are met.

     Effective January 8, 2008, we had an employment agreement with Dana Stetson to serve as the Company’s Vice President of Licensing and Subscription Sales. Mr. Stetson was to receive an annual base salary of $160,000 subject to normal salary increases, and was entitled to receive variable pay of up to 50% of his annual salary. On April 8, 2008, Mr. Stetson was granted stock options for 135,000 of the Company’s common shares, vesting at one third per year over a three year period on the anniversary of the grant date. These options expired when Mr. Stetson’s employment with the Company ended effective August 29, 2008.

     The foregoing summary of the employment agreements of our executive officers is qualified by reference to the complete copies of each of the employment agreements filed as exhibits to this Annual Report or as an exhibit to our periodic reports which are on file with the SEC and available at the SEC website at www.sec.gov., as further described on the list of exhibits in “Item 15. Exhibits”, below.

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

     Based solely on our review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3 and Forms 5 and amendments thereto furnished to us with respect to 2008, and any written representations referred to in Item 405(b)(1) of Regulation S-B of the Securities Act stating that no Forms 5 were required, we believe that, during 2008, all Section 16(a) filing requirements applicable to our officers, directors and more than 10% shareholders, were compiled with except for the late filings disclosed in the table below.

			Number of
			transactions that
		Number of late	were not reported
Name	Relationship	reports	on a timely basis
Karl Buhr	Officer	1	1
Louis deBoer	Director	1	1

     Corrective filings were made for these incidences of non-compliance.

ITEM 11	EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides certain information concerning the compensation awarded to earned by or paid to (i) our Principal Executive Officer (“PEO”); (ii) our Principal Financial Officer (“PFO”); and (iii) our three most highly compensated executive officers other than our PEO and PFO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000 (herein referred to as ”named executive officers”) for the fiscal years ended December 31, 2008 and 2007.

Name[i]	Year	Salary ($)	Bonus ($)	Option Grants ($)ii	All Other Compensation ($)	Total ($)
Marcus Newiii Chief Executive Officer	2008	228,256	-	-	25,904	254,160
	2007	224,372	110,360	-	25,928	360,660
Joseph Leeiv Chief Financial Officer	2008	-	-	-	-	-
	2007	-	-	-	-	-
Audrey Brownmiller Vice President, Operations	2008	125,810	11,826	40,240	-	177,876
	2007	67,416	-	83,910	-	151,326
Theresa McVean Vice President, Sales	2008	77,762	7,096	34,155	-	119,013
	2007	-	-	-	-	-
Dale Prosser Director, Human Resources	2008	80,974	5,000	32,775	-	118,749
	2007	-	-	-	-	-
Susan Lovell[v] formerly Chief Financial Officer	2008	18,663	-	-	91	18,754
	2007	124,985	9,300	37,900	2,149	174,334
Karl Buhrvi formerly Chief Operating Officer	2008	157,276	-	13,800	1,321	172,397
	2007	-	-	-	-	-
Dana Stetsonvii formerly Vice President, Sales	2008	103,692	20,000	37,125	-	160,817
	2007	-	-	-	-	-
Bruce Nunnviii formerly Vice President, Marketing	2008	93,816	20,172	-	1,731	115,719
	2007	105,090	-	37,900	2,149	145,139
Joe McWilliamsix formerly Vice President, Advertising Sales	2008	27,246	-	-	-	27,246
	2007	73,994	10,577	91,530	-	176,101
Michael Donnelly[x] formerly Vice President, Sales	2008	-	-	-	-	-
	2007	104,256	43,952	-	-	148,208

___________________________________
[i]

All amounts are stated in U.S. dollars. For payment in other currencies other than the U.S. dollar, translation of compensation into U.S. dollars is made using the average exchange rate for 2008 of US$0.94 = C$1

ii	The fair value of option grants is determined as described in Item 7. Financial Statements, Note 7 to the Consolidated Financial Statements.

____________________________
iii	All other compensation for Mr. New includes $14,610 for the lease of a vehicle, $1,718 for insurance on such vehicle, and $2,186 for parking benefit.
iv	Mr Lee joined the Company on January 5, 2009
[v]	Ms. Lovell joined the Company as Chief Financial Officer on April 3, 2006, and resigned from that office on January 2, 2009. All other income comprises parking benefit.
vi	Mr Buhr joined the company on January 7, 2009, and resigned as Chief Operating Officer on October 31, 2009. All other income comprises parking benefit.
vii	Mr. Stetson joined the company on January 8, 2009, and resigned on August 29, 2009.
viii	Mr Nunn left the Company on October 23, 2009. All other compensation comprises parking benefit.
ix	Mr.McWilliams joined the Company as Vice President, Advertising Sales on July 16, 2007 and his employment with the Company ended effective February 15, 2008. Mr. McWilliams’ options expired at this time.
[x]	Mr. Donnelly joined the Company as Vice President, Sales on May 31, 2006 and his employment with the Company ended effective July 13, 2007.

Outstanding Equity Awards at Fiscal Year-End

Number of Securities Underlying
Unexercised Options
			Option
			Exercise	Option
			Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Marcus New	652,500	-	$0.270	09-Feb-2009

Susan Lovell [i]	103,125	46,875	$0.340	3-Apr-2011
	18,750	31,250	$1.115	17-May-2012

Audrey Brownmiller ii	28,125	46,875	1.115	17-May-2012
	0	60,000	0.550	9-Jan-2013
	0	200,000	0.080	1-Dec-2013

i	Options expiring April 3, 2011 and May 17, 2012 vest over 4 years at the rate of 6.25% per quarter in arrears, beginning three months after the grant date.
ii

Options expiring May 17, 2012 vest over 4 years at the rate of 6.25% per quarter in arrears, beginning three months after the grant date. Options expiring January 9 2013 vest over 3 years at the rate of 34% on the first anniversary of the grant and 33% on the second and third anniversaries of the grant. Options expiring 9-December 2013 vest over 2 years at the rate of 25% per 6 months in arrears

Introduction

     The Compensation Committee is responsible for reviewing and approving the annual compensation of our executive officers, of whom we presently have three. The Nominations and Corporate Governance Committee is responsible for reviewing and approving the compensation of our non-employee directors.

     The Compensation Committee of the Board of Directors is composed solely of directors who are independent under the revised listing standards of The NASDAQ Stock Market, Inc. The Board of Directors has delegated to the Compensation Committee the responsibility to review and approve our compensation and benefits plans, programs and policies, including the compensation of the chief executive officer and our other executive officers. The Compensation Committee administers all of our executive compensation programs, incentive compensation plans and equity-based plans and provides oversight for all of our other compensation and benefit programs.

Objectives of Compensation Program

     The Compensation Committee intends to govern and administer compensation plans to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own and our success.

     We have no retirement plans or deferred compensation programs in effect for our non-employee directors and our executive officers. Compensation is generally paid as earned. We do not have an exact formula for allocating between cash and non-cash compensation, which has been in the form of stock options. We do not have a Non-Equity Incentive Plan, as that term is used in SFAS No. 123R, “Share-Based Payment.”

What Our Compensation Program is Designed to Reward

     The key components of the compensation program for our executive officers are base salary and bonus, and long-term incentives in the form of stock options. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

     Stock price performance has not been a factor in determining annual compensation insofar as the price of our common stock is subject to a number of factors outside of our control. We have endeavored through the grants of stock options to the executive officers to incentivize individual and team performance, providing a meaningful stake in us and linking them to a stake in our overall success.

Elements of Company’s Compensation Plan and How Each Element Relates to Objectives

     There are three primary elements in the compensation package of our executive officers: base salary, bonus and long-term incentives. Compensation payable in the event of an executive’s termination from the Company is a secondary, material element in the package.

Base Salaries Base salaries for our executive officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer's level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews in addition to the assessment of market competitiveness.

Bonus At the outset of a fiscal year, the Compensation Committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For 2008, there were three factors of generally equal weight: Company revenues, Company EBITDA and a discretionary component.

Long-Term Incentives Grants of stock options under our stock option plans are designed to provide executive officers and other managers and key employees with an opportunity to share, along with stockholders, in our long-term performance. Stock option grants are generally made annually to all executive officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The size of the option grant to each executive officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with us, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.

Prior to 2007, stock options granted under the various stock option plans generally had a four-year vesting schedule depending upon the size of the grant, and generally were set to expire five years from the date of grant. In 2007, the Committee determined that such grants would be for ten years and vest over five years. The exercise price of options granted under the stock option plans is at no less than 100% of the fair market value of the underlying stock on the date of grant. The number of stock options granted to each executive officer is determined by the Compensation Committee based upon several factors, including the executive officer’s salary grade, performance and the estimated value of the stock at the time of grant, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion. The options granted to executives as a rule have provisions by which vesting and exercisability are accelerated in the event of a change of control or a termination of employment initiated by the Company other than for cause.

Compensation on Termination of Employment or Change of Control

     We have employment agreements with Messrs. New, Lee and Ms. Brownmiller. These agreements provide for severance upon termination of employment, whether in context of a change of control or not. These arrangements are more fully described above in ITEM 10- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

How Amounts Were Selected for Each Element of an Executive’s Compensation

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review from time to time the compensation practices of other companies, particularly peer companies. To some extent, our compensation plan is based on the market and the companies we compete against for executives. Base salary and the long-term incentives are not set with reference to a formula.

An executive’s target bonus amount is set by an executive’s employment agreement, which was negotiated at arm’s length. A target bonus, or portion thereof, is earned, based on fulfillment of conditions, which are set by the Committee at the outset of a fiscal year.

Accounting and Tax Considerations

     On January 1, 2006, we adopted SFAS No. 123R. Under this accounting standard, we are required to value stock options granted, and restricted stock awarded, in 2006 and beyond under the fair value method and expense those amounts in the income statement over the vesting period of the stock option or restricted stock. We were also required to value unvested stock options granted prior to our adoption of SFAS 123R under the fair value method and amortize such expense in the income statement over the stock option’s remaining vesting period. A material portion of such amortizing expense relates to option grants made to our executive officers, and future option grants and stock awards made in 2006 and beyond to our executive officers will also have a material impact on such expense.

Compensation of Directors

     The following table shows the amount of compensation earned by our independent directors in 2008. We compensate our independent directors with directors’ fees and stock options. Option Awards represent the fair value of option awards granted in 2008 as determined as described in PART III - Item 15. Financial Statements, Note 7.

	Fees Earned or	Option	All Other
	Paid in Cash	Awards	Compensation	Total
Names	($)	($)	($)	($)
David Caddey	$20,000	$7,025	$-	$27,025
Louis deBoer II	17,000	7,025	-	24,025
Patrick Spain	17,000	7,025	-	24,025
Stephen Zacharias	20,000	7,025	-	27,025
Thomas Baker	18,000	7,025	-	25,025
Janet Scardino	10,394	26,825	-	37,219
	$102,394	$61,950	$-	$164,344

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects, as of March 21, 2009, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 30, 2009, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 41,295,922 shares of common stock outstanding as of March 21, 2009.

	Amount and nature of	Percent of
Name and address of beneficial owner	beneficial ownership[i]	class
Preferred shares
PEAK 6 LLC	3,000	100%

Common shares
Oppenheimer	3,000,000	7.3%
Hulsizer Matthew	4,500,000	10.9%
Just Jennifer	4,500,000	10.9%
Peak6 LLC	4,000,000	9.7%
Lee de Boer	257,550	*
David Caddey	425,417	1.0%
Patrick Spain	345,250	0.8%
Stephen Zacharias	455,175	1.1%
Janet Scardino	25,000	*
Thomas Baker	122,708	*
Marcus New	6,220,477ii	14.8%
Audrey Brownmiller	155,312	*

Directors and officers as a group (8 persons)	8,006,889	19.1%

* Less than 1%

__________________________
[i]	All shares are directly owned unless otherwise indicated
ii	Includes 2,363000 shares registered in the name of his wife, Yvonne New

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related parties

During 2007, we entered into a one year agreement with a third party. Under the agreement we provided the implementation set up and Intraday Indices data at no charge, with the remaining portions of the agreement billed at market price. In exchange for the no charge services, the third party agreed to set up a link on the third party’s website indicating “Markets provided by Stockhouse.com.” These services were valued at the market rate for the set up provided. At the termination of the initial period of the contract in 2008 the agreement was renewed for another year. One of our directors is a member of the third party’s management team.

Our Canadian subsidiary owned 50% of Stockscores Analytics Corp. (“Stockscores”), a British Columbia corporation with limited activity and no material impact on the Company. During 2008, we disposed of our 50% share in Stockscores to the other shareholder for $75,000.

Director independence

For the purpose of preparing the disclosures in this Annual Report on Form 10-K regarding director independence, we have used the definition of “independent director” set forth in Rule 4200 (a)(15) of the Marketplace Rules of NASDAQ and Canadian National Instrument 52-110 (the "Applicable Rules"), which defines an “independent director” generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that all of our directors with the exception of Mr. New meet the director independence requirements of the Applicable Rules.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Services performed by our principal accountant during 2008 consisted of the examination of our financial statements, services related to filings with the SEC and the TSX Venture Exchange, domestic and foreign tax filings and certain consulting services.

The following table sets out the fees charged by our principal accountant in 2008 and 2007, respectively:

	Year Ended December 31,
	2008	2007
Audit fees	$378,000	$204,000
Audit related fees	-	9,000
Tax fees	63,000	75,000
All other fees	3,000	2,000
	$444,000	$290,000

Pre-approval Policies and Procedures

In accordance with our Audit Committee Charter, our Audit Committee is required to review and approve in advance all audit, audit-related, tax, and other services performed by the principal accountant. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the principal accountant is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting. For 2008, the Audit Committee pre-approved 100% of the fees incurred.

The Audit Committee has considered the nature and amount of the fees billed by our principal accountant, and believes that the provision of the services for non-audit services is compatible with maintaining our principal accountants’ independence under U.S. Regulations.

PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Stockhouse Inc. and subsidiaries are filed as part of this Form 10-K:

Statements

Report of Independent Registered Chartered Accountants
Consolidated Balance Sheets—December 31, 2008 and 2007
Consolidated Statements of Operations—Years ended December 31, 2008 and 2007
Consolidated Statements of Stockholders' (Deficiency) Equity and Comprehensive Loss—Years
ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows—Years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

EXHIBITS

	Exhibit		Filing	Filed with
Description	number	Form	Date	this 10-K
Articles of Incorporation and Bylaws
Articles of Incorporation & Bylaws	3.1	10SB12G	1/29/1998
Articles of Amendment dated July 10, 2008	3.2	8-K	7/24/2008
Articles of Amendment dated September 30, 2001	3.3	8-K	9/30/2001

Instruments defining the rights of security holders
Certificate of Designation for Series A Convertible Preferred Stock	4.1	10-Q	5/14/2008

Material Contracts—financing agreements
Private Placement Subscription Agreement dated September 26, 2006 between the Company and various directors and senior management	10.1	8-K	9/28/2006
Purchase Agreement between Stockgroup Information Systems Inc., Stockgroup Systems Ltd., Stockgroup Media, Inc., TeleCommunication Systems, Inc., and TeleCommunication Systems (Holdings) Limited	10.2	8-K	2/16/2007
Audited Combined Financial Statements of Mobile Finance Division (A division of TeleCommunication Systems, Inc.) (“MFD”) for the years ended December 31, 2005 and 2006 and Unaudited Pro forma Consolidated Financial Statements of Stockgroup Information Systems as of December 31, 2006	10.3	8-K/A	4/16/2007
Form of Private Placement Subscription Agreement dated May 15, 2007	10.4	8-K	5/21/2007
Form of Registration Rights Agreement dated May 15, 2007	10.5	8-K	5/21/2007
Asset Purchase Agreement dated May 8, 2007 between the Company and Semotus Solutions Inc.	10.6	8-K	5/10/2007
Amended Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc.	10.7	8-K	2/20/2007

Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc.	10.8	8-K	2/20/2007
Series A Convertible Preferred Stock Purchase Agreement dated April 30, 2008	10.9	8-K	5/7/2008
Form of Secured Debenture Agreement dated November 14, 2008 – Canadian Version	10.10	10-Q	11/17/2008
Form of Secured Debenture Agreement dated November 14, 2008– US Version	10.11	10-Q	11/17/2008
Debenture Purchase Agreement	10.12	10-Q	11/17/2008
General Security Agreement	10.13	10-Q	11/17/2008
Lease agreement dated September 19, 2006 between the Company and Pacific Centre Leaseholds Limited	10.14		3/31/2009	X
Lease agreement dated May 8, 2008 between the Company and University Equities Inc	10.15		3/31/2009	X
Material Contracts—management contracts and compensatory plans
Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended	10.16	S-8	5/19/2006
Stockgroup Information Systems Inc. Amended and Restated Stock Option Plan – 2007	10.17	10-Q	8/13/2008
Employment Agreement dated February 9, 2004between the Company and Marcus New	10.18	10-KSB	03/11/2004
Employment Agreement dated December 28, 2007 between the Company and Karl Buhr	10.19	8-K	2/21/2008
Employment Agreement dated February 20, 2008 between the Company and Audrey Brownmiller	10.20	8-K	2/21/2008
Amended employment agreement dated October 31, 2008 between the Company and Karl Buhr	10.21			X
Employment Agreement dated December 8, 2008 between the Company and Joseph Lee	10.22	8-K	1/8/2009

Additional Exhibits
List of subsidiaries of the Company		21.1		X
Consent of Independent Registered Chartered Accountants		23.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act		31.1		X
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.		31.2		X
Certification of Chief Executive Officer furnished pursuant to Rule13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).		32.1		X
Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).		32.2		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKHOUSE INC.

By: /s/ Marcus New
Marcus A. New
President and Chief Executive Officer

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ David Caddey	Chairman of the Board of Directors	March 31, 2009
David Caddey
President, Chief Executive Officer and Director
/s/ Marcus New	(Principal Executive Officer)	March 31, 2009
Marcus New

Chief Financial Officer
/s/ Joseph Lee	(Principal Financial and Accounting Officer)	March 31, 2009
Joseph Lee

/s/ Thomas Baker	Director	March 31, 2009
Thomas Baker

/s/ Patrick Spain	Director	March 31, 2009
Patrick Spain

/s/ Louis deBoer	Director	March 31, 2009
Louis deBoer III

/s/ Janet Scardino	Director	March 31, 2009
Janet Scardino

/s/ Stephen Zacarias	Director	March 31, 2009
Stephen Zacarias