Form 10-K/A
period 2008-12-31
STOCKHOUSE INC
filed 2009-04-06
CIK 1054097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Stockhouse Inc. (“Stockhouse”) filed on April 1, 2009 (the “Original Filing”), is being filed for the purpose of removing $505,000 impairment of intangible assets expense in Stockhouse’s consolidated statement of operations for the year ended December 31, 2007, which was inadvertently included during the EDGARization process.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.  The filing of this Amendment shall not be deemed an admission that the Form 10-K, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

Commitments and contingencies (note 10) Guarantees (note 11)

The accompanying notes are an integral part of these consolidated financial statements

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. Dollars, except per share data)

	For the years ended December 31,
	2008	2007
REVENUES
Licensing and subscriptions	$9,210	$10,170
Advertising services	2,600	3,978
TOTAL REVENUES	11,810	14,148
OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	5,236	5,986
Sales and marketing	4,403	4,869
Research and development	1,434	1,925
General and administrative	6,372	6,100
Amortization of intangible assets (notes 3 and 4)	389	505
Impairment of goodwill (notes 3 and 4)	99	-
Impairment of intangible assets (notes 3 and 4)	889	-
TOTAL OPERATING EXPENSES	18,822	19,385

Loss from operations	(7,012)	(5,237)
Interest and other expense (income), net (notes 4,10 and 14)	(461)	(107)
Loss before income taxes	(6,551)	(5,130)
(Recovery of) provision for income taxes (note 8)	(5)	4
Net loss and comprehensive loss	$(6,546)	$(5,134)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.13)

Common shares used in computing basic and diluted net loss
per share (thousands)	41,301	39,264

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

Stockhouse Inc.
(formerly Stockgroup Information Systems Inc.)

Notes to the consolidated annual financial statements
December 31, 2008

     5. Balance Sheet Components

	As at December 31,
(In thousands of Dollars)	2008	2007

Property and equipment
Computer equipment	$1,783	$1,580
Computer equipment under capital lease	412	530
Computer software	168	115
Office furniture and equipment	107	94
Leasehold improvements	151	110
Total cost	2,621	2,429
Less: accumulated amortization	(2,066)	(1,726)
Property and equipment	$555	$703

Accounts payable
Trade accounts payable	$1,419	$1,517
Current portion of amount due to asset
acquisition vendor (note 4)	-	95
Sales taxes payable	142	206
Total Accounts payable	$1,561	$1,818

Accrued liabilities
Accrued liabilities	$779	$1,178
Accrued data costs	1,108	1,372
Customer deposits	198	274
Total Accrued liabilities	$2,085	$2,824

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

     The following table summarizes the Company’s unvested equity award activity for the year ended December 31, 2008:

		Weighted-Average
		Grant Date Fair
Unvested Shares	Number of Awards	Value – $
Unvested at December 31, 2007	1,098,906	$0.50
Granted	2,808,000	$0.23
Vested	275,094	$0.24
Forfeited	(2,139,000)	$0.36
Unvested at December 31, 2008	2,043,000	$0.24

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

The following consolidated financial statements of Stockhouse Inc. and subsidiaries are filed as part of this Form 10-K/A:

Statements

Report of Independent Registered Chartered Accountants
Consolidated Balance Sheets—December 31, 2008 and 2007
Consolidated Statements of Operations—Years ended December 31, 2008 and 2007
Consolidated Statements of Stockholders' (Deficiency) Equity and Comprehensive Loss—Years
ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows—Years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

EXHIBITS

	Exhibit		Filing	Filed with
Description	number	Form	Date	this 10-K/A
Articles of Incorporation and Bylaws
Articles of Incorporation & Bylaws	3.1	10SB12G	1/29/1998
Articles of Amendment dated July 10, 2008	3.2	8-K	7/24/2008
Articles of Amendment dated September 30, 2001	3.3	8-K	9/30/2001

Instruments defining the rights of security holders
Certificate of Designation for Series A Convertible Preferred Stock	4.1	10-Q	5/14/2008

Material Contracts—financing agreements
Private Placement Subscription Agreement dated September 26, 2006 between the Company and various directors and senior management	10.1	8-K	9/28/2006
Purchase Agreement between Stockgroup Information Systems Inc., Stockgroup Systems Ltd., Stockgroup Media, Inc., TeleCommunication Systems, Inc., and TeleCommunication Systems (Holdings) Limited	10.2	8-K	2/16/2007
Audited Combined Financial Statements of Mobile Finance Division (A division of TeleCommunication Systems, Inc.) (“MFD”) for the years ended December 31, 2005 and 2006 and Unaudited Pro forma Consolidated Financial Statements of Stockgroup Information Systems as of December 31, 2006	10.3	8-K/A	4/16/2007
Form of Private Placement Subscription Agreement dated May 15, 2007	10.4	8-K	5/21/2007
Form of Registration Rights Agreement dated May 15, 2007	10.5	8-K	5/21/2007
Asset Purchase Agreement dated May 8, 2007 between the Company and Semotus Solutions Inc.	10.6	8-K	5/10/2007
Amended Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc.	10.7	8-K	2/20/2007

Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc.	10.8	8-K	2/20/2007
Series A Convertible Preferred Stock Purchase Agreement dated April 30, 2008	10.9	8-K	5/7/2008
Form of Secured Debenture Agreement dated November 14, 2008 – Canadian Version	10.10	10-Q	11/17/2008
Form of Secured Debenture Agreement dated November 14, 2008– US Version	10.11	10-Q	11/17/2008
Debenture Purchase Agreement	10.12	10-Q	11/17/2008
General Security Agreement	10.13	10-Q	11/17/2008
Lease agreement dated September 19, 2006 between the Company and Pacific Centre Leaseholds Limited	10.14	10-K	3/31/2009
Lease agreement dated May 8, 2008 between the Company and University Equities Inc	10.15	10-K	3/31/2009
Material Contracts—management contracts and compensatory plans
Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended	10.16	S-8	5/19/2006
Stockgroup Information Systems Inc. Amended and Restated Stock Option Plan – 2007	10.17	10-Q	8/13/2008
Employment Agreement dated February 9, 2004between the Company and Marcus New	10.18	10-KSB	03/11/2004
Employment Agreement dated December 28, 2007 between the Company and Karl Buhr	10.19	8-K	2/21/2008
Employment Agreement dated February 20, 2008 between the Company and Audrey Brownmiller	10.20	8-K	2/21/2008
Amended employment agreement dated October 31, 2008 between the Company and Karl Buhr	10.21
Employment Agreement dated December 8, 2008 between the Company and Joseph Lee	10.22	8-K	1/8/2009

Additional Exhibits
List of subsidiaries of the Company	21.1	10-K	3/31/2009
Consent of Independent Registered Chartered Accountants	23.1	10-K	3/31/2009
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act	31.1			X
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	31.2			X
Certification of Chief Executive Officer furnished pursuant to Rule13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).	32.1			X
Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).	32.2			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKHOUSE INC.

By: /s/ Marcus New
Marcus A. New
President and Chief Executive Officer

Date: April 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ David Caddey	Chairman of the Board of Directors	April 3, 2009
David Caddey
President, Chief Executive Officer and Director
/s/ Marcus New	(Principal Executive Officer)	April 3, 2009
Marcus New

Chief Financial Officer
/s/ Joseph Lee	(Principal Financial and Accounting Officer)	April 3, 2009
Joseph Lee

/s/ Thomas Baker	Director	April 3, 2009
Thomas Baker

/s/ Stephen Zacarias	Director	April 3, 2009
Stephen Zacarias