Form 10-Q
period 2009-03-31
STOCKHOUSE INC
filed 2009-05-20
CIK 1054097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T(232.405 of this chapter) during the preceding 12 months(or for shorter period that the registrant was
required to submit and post such files). Yes: [   ]    No: [   ]     (Not yet applicable to the Registrant)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,295,922 common shares at May 15, 2009 (no par value)

STOCKHOUSE INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED BALANCE SHEETS
(Expressed in Thousands of U.S. Dollars, except number of shares information)
(Unaudited)

Continuing operations (note 1)

		As at
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents (note 1)	$518	$728
Restricted cash (note 6)	-	131
Accounts receivable (net of allowance of $515 and $347)	1,077	1,327
Prepaid expenses and other current assets	295	253
TOTAL CURRENT ASSETS	1,890	2,439
Property and equipment, net (note 3)	498	555
Intangible assets, net	175	208
TOTAL ASSETS	$2,563	$3,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 3)	$2,058	$1,561
Accrued liabilities (note 3)	1,692	2,085
Deferred revenues	658	711
Debentures	549	545
Capital lease obligations	50	78
TOTAL CURRENT LIABILITIES	5,007	4,980
Long-term capital lease obligations	-	4
Long-term deferred revenues	93	103
TOTAL LIABILITIES	5,100	5,087

SHAREHOLDERS’ DEFICIENCY (note 4)

Preferred stock
Series A convertible, $1,000 per share
authorized 5,000,000 shares
issued and outstanding 3,000 shares	2,969	2,969
Common stock
authorized 75,000,000 shares, no par value:
issued and outstanding 41,295,922 shares	18,910	18,910
Additional paid-in capital	3,853	3,820
Accumulated deficit	(28,269)	(27,584)
TOTAL SHAREHOLDERS’ DEFICIENCY	(2,537)	(1,885)
TOTAL LIABILITIES
AND SHAREHOLDERS’ DEFICIENCY	$2,563	$3,202

Commitments and contingencies (note 6)
Guarantees (note 8)

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Thousands of U.S. Dollars, except number of shares and per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Licensing and subscriptions	$1,672	$2,624
Advertising	478	875
TOTAL REVENUES	$2,150	$3,499

OPERATING COSTS AND EXPENSES
Cost of revenues (exclusive of amortization)	987	1,469
Sales and marketing	549	1,382
Research and development	136	382
General and administrative	1,107	1,915
Amortization of intangible assets	33	144
TOTAL OPERATING EXPENSES	2,812	5,292

Loss from operations	(662)	(1,793)
Interest and other expense (income), net (note 6)	23	(347)

Net loss and comprehensive loss	$(685)	$(1,446)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)

Common shares used in computing basic and diluted net loss
per share (thousands)	41,296	41,106

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIENCY) EQUITY
(Expressed in Thousands)
(Unaudited)

							Total
	Preferred		Common		Additional		Shareholders’
	shares	Preferred	stock	Common	paid-in	Accumulated	(Deficiency)
	No. of	shares	No. of	stock	capital	deficit	Equity
	shares	$	shares	$	$	$	$
Balance at
December 31, 2007	~~-~~	~~-~~	40,917	18,902	3,652	(21,038)	1,516
Issuance of series A
convertible preferred
shares	3	2,969	~~-~~	~~-~~	~~-~~	~~-~~	2,969
Issuance of common stock
pursuant to exercise of
employee stock options	~~-~~	~~-~~	779	176	(9)	~~-~~	167
Shares returned to settle
acquisition liabilities	~~-~~	~~-~~	(400)	(168)	~~-~~	~~-~~	(168)
Stock-based compensation	~~-~~	~~-~~	~~-~~	~~-~~	177	~~-~~	177
Net loss and
comprehensive loss	~~-~~	~~-~~	~~-~~	~~-~~	~~-~~	(6,546)	(6,546)
Balance at
December 31, 2008	3	2,969	41,296	18,910	3,820	(27,584)	(1,885)
Stock-based compensation	~~-~~	~~-~~	~~-~~	~~-~~	33	~~-~~	33
Net loss and
comprehensive loss	~~-~~	~~-~~	~~-~~	~~-~~	~~-~~	(685)	(685)
Balance at
March 31, 2009	3	2,969	41,296	18,910	3,853	(28,269)	(2,537)

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net loss	$(685)	(1,446)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Amortization of property and equipment	87	84
Amortization of intangible assets	33	144
Stock-based compensation	33	60
Unrealized foreign exchange loss	4	-
Changes in operating assets and liabilities:
Accounts receivable	250	(113)
Prepaid and other current assets	(42)	(132)
Accounts payable	497	181
Accrued liabilities	(393)	133
Deferred revenues	(63)	(57)
CASH USED IN OPERATING ACTIVITIES	(279)	(1,146)

Investing activities:
Purchases of property and equipment	(30)	(13)
Restricted cash	131	-
Acquisition of Semotus Assets	-	(18)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	101	(31)

Financing activities:
Proceeds on exercise of stock options	-	116
Repayment of capital lease obligations	(32)	(70)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32)	46

Net decrease in cash and cash equivalents	(210)	(1,131)
Cash and cash equivalents, beginning of period	728	2,821
Cash and cash equivalents, end of period	$518	1,690

Supplemental Cash Flow Information:
Cash	$517	$1,689
Cash equivalents	$1	$1
Interest paid	$25	$2
Taxes paid		1
Assets acquired through capital lease transactions	$-	$63

See accompanying notes to the Unaudited Interim Consolidated Financial Statements

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.   BASIS OF PRESENTATION AND CONTINUING OPERATIONS

Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of Stockhouse Inc. and subsidiaries(the “Company”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S–X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related footnotes thereto of the Company in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on April 1, 2009 and amended Form 10-K/A filed as filed with the SEC on April 6, 2009. In the opinion of management, the adjustments considered necessary for fair presentation, all of which are of a normal and recurring nature have been included in these unaudited interim consolidated financial statements.

     The business experiences seasonal variations. Historically, fourth quarter sales have been the strongest; however, due to current volatile economic and financial market conditions, the Company does not expect that will be the case for fiscal 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for other future operating periods. All amounts are stated in U.S. dollars unless otherwise indicated.

     The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and discharge of liabilities in the normal course of operations for the foreseeable future. The Company has incurred significant recurring operating losses over the past three years, and has not generated positive cash flow from operations since the first quarter of 2007. For the three months ended March 31, 2009, the Company had a net loss of $685,000 and used cash of $279,000 in operating activities. At March 31, 2009, the Company held cash and cash equivalents of $518,000 and had a net working capital deficit of $2,459,000. Net working capital is defined as current assets minus current liabilities excluding current deferred revenues. At May 11, 2009, the Company held cash and cash equivalents of $349,000. These conditions raise doubt about the Company’s ability to continue as a going concern.

     Management has been able, thus far, to finance the losses, as well as the growth of the business through a series of equity and debt private placements. In November 2008, the Company entered into debenture purchase agreements with multiple subscribers under which the Company issued to the subscribers a total of $549,000 (C$672,000) of secured unregistered 18% debentures.

     General economic conditions deteriorated during 2008 and the Company’s revenue, operating results and cash flows were significantly impacted by the economic slowdown. The duration and depth of this economic slowdown in markets in which the Company operates will continue to impact the Company’s future advertising and subscription revenue. Management acted to reduce the Company’s operating costs in the second, third, and fourth quarters of 2008, as well as in the first quarter of 2009. These reductions included downsizing the number of staff and executives, renegotiating contracts with significant vendors to reduce costs, and closing unprofitable locations in Europe. Management plans to renegotiate with the holders of the Company’s $549,000 debentures to extend the October 31, 2009 due date. Management believes that if it is successful in renegotiating a one year extension to the debentures due date, that the Company will have

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

sufficient resources for the next twelve months to meet its obligations as they fall due in the ordinary course of business.

     The Company will also finance any further cash requirements, if necessary, through further debt or equity financings. There is no assurance however, that additional financing can be obtained, or if obtained on terms that are acceptable to management. The accompanying interim consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or liabilities should the Company not be able to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have been no new policies adopted or changes in the Company’s accounting policies during the three months ended March 31, 2009 from those previously disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2008, except as follows:

     In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after January 1, 2009. The adoption of FAS 141(R) did not impact the Company’s interim consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“FAS 161’) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective January 1, 2009. The adoption of FAS 161 did not impact the Company’s interim consolidated financial statements.

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

3. BALANCE SHEET COMPONENTS

	March 31,	December 31,
(In thousands of Dollars)	2009	2008

PROPERTY AND EQUIPMENT
Computer equipment	$1,784	$1,783
Computer equipment under capital lease	394	412
Computer software	167	168
Office furniture and equipment	107	107
Leasehold improvements	197	151
Total cost	2,649	2,621
Less: accumulated amortization	(2,151)	(2,066)
Property and equipment, net	$498	$555

ACCOUNTS PAYABLE
Trade accounts payable	$1,897	$1,419
Sales taxes payable	161	142
Total accounts payable	$2,058	$1,561

ACCRUED LIABILITIES
Accrued liabilities	$459	$779
Accrued data costs	936	1,108
Customer deposits	297	198
Total accrued liabilities	$1,692	$2,085

     In the three months ended March 31, 2009, amortization expense related to property and equipment totaled $87,000, including $34,000 amortization for capital assets under lease. In the three months ended March 31, 2008 amortization expense was $84,000, including $36,000 of amortization for capital assets under lease.

Substantially all of the Company’s property and equipment is located in Canada.

4. SHAREHOLDERS’ DEFICIENCY

     The Company is authorized to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company did not issue any shares during the three months ending March 31, 2009. During 2008, the Company issued shares on the exercise of stock options and issued preferred shares in an equity financing transaction.

Stock-Based Compensation Plans and Stock-Based Award Activity

     During the three months ended March 31, 2009, the Company granted stock options to employees, management, consultants and non-employee directors under the 2007 Stock Option Plan (the “2007 Plan”) which was approved in June 2007. Stock options granted under the 2007 Plan have a five year life and generally vest annually on the anniversary of the grant date over 3 years at a rate of 34% for the first year and 33% for the remaining two years. All options are denominated in U.S. dollars.

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

     The following table provides information on the Company’s outstanding options and options available for grant at March 31, 2009 and activity since December 31, 2008:

		Options Outstanding
					Weighted
				Weighted	Average	Aggregate
	Number of			Average	Remaining	Intrinsic
	Options		Price Per	Exercise	Contractual	Value
	Available	Number of	Share	Price	Term	$
	For Grant	Options	$	$	(in years)	(in thousands)
Balance
at December 31, 2008	2,262,775	3,735,625	$0.08 - $0.59	$0.33	3.04	$ -
Options granted	(842,000)	842,000	$0.08 - $0.08
Options expired	-	-
Options forfeited	1,033,500	(1,033,500)	$0.08 - $1.02
Balance
at March 31, 2009	2,454,275	3,544,125	$0.08 - $1.21	$0.28	3.89	$ -
Vested and exercisable at
March 31, 2009		900,562		$0.68	0.56	$ -

     The aggregate intrinsic value is equal to the difference between the quoted closing market price of the Company’s common shares at March 31, 2009 and the exercise price of the underlying awards, where the stock options are in-the-money. No stock options were in-the-money at March 31, 2009.

     The following table summarizes the Company’s unvested stock options as of March 31, 2009 and changes since December 31, 2008:

		Weighted-Average Grant
	Number of Awards	Date Fair Value
Unvested at December 31, 2008	2,043,000	$0.21
Granted	842,000	$0.08
Vested	792,062	$0.16
Forfeited	(1,033,500)	$0.21
Unvested at March 31, 2009	2,643,562	$0.20

     As of March 31, 2009, total unrecognized compensation expense related to unvested awards granted under the Company’s stock option plans was $181,000. Forfeiture rates used to determine unrecognized compensation expense were based on forfeiture rates experienced for the twelve months ended December 31, 2007 as the forfeiture rates experienced for the twelve months ended March 31, 2009 were abnormally high owing to the termination of employees in the third and fourth quarters of 2008.

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Stock-Based Compensation Expense

     During the three ended March 31, 2009 and 2008, respectively, net loss included the following stock-based compensation expense:

	Three Months Ended
(In thousands of Dollars)	March 31,
	2009	2008
Sales and marketing	$13	$(7)
Research and development	(6)	(3)
General and administrative	26	70
Total stock-based compensation expense	$33	$60

     Stock-based compensation for research and development for the three months ended March 31, 2009 was $4,000. This amount was offset by the reversal of $10,000 for stock-based compensation granted to research and development employees which did not ultimately vest as a result of the termination of their employment.

Valuation Assumptions Used in Fair-Value Based Calculation Model

     The fair-value of the Company’s stock-based awards granted to employees, non-employee directors and consultants for the three months ending March 31, 2009 and 2008 was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months
	Ended
	March 31,
	2009	2008
Expected life (in years)	5	5
Risk-free interest rate	3%	4%
Expected volatility	179%	101%
Dividend yield	0%	0%
Fair value per stock option	$0.08	$0.38

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
March 31, 2009

5. SEGMENTED INFORMATION

     The Company operates in one reportable segment. The Company defines a reportable segment as a component of the Company for which separate financial information is available and which is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

The following information is presented by the customer’s geographic area:

	North	United
Three Months Ending March 31, 2009	America	Kingdom	Other	Total
(In thousands of Dollars)
REVENUES
Licensing and subscription	$1,510	$162	$-	$1,672
Advertising services	478	-	-	478
Total revenues	$1,988	$162	$-	$2,150

	North	United
Three Months Ending March 31, 2008	America	Kingdom	Other	Total
(In thousands of Dollars)
REVENUES
Licensing and subscription	$1,921	$363	$340	$2,624
Advertising services	875	-	-	875
Total revenues	$2,796	$363	$340	$3,499

     There were no revenues from individual customers greater than 10% of total revenues during the three months ended March 31, 2009 and 2008, respectively. No customer accounted for more than 10% of outstanding trade receivables at March 31, 2009. As at December 31, 2008, one customer accounted for 10% of outstanding trade receivables.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s contractual obligations at March 31, 2009:

(In thousands of Dollars)		Payments Due by Period
					More
		Within 1	2 – 3	4 – 5	Than 5
	Total	Year	Years	Years	Years
Operating leases	$1,633	$390	$803	$440	-
Capital leases	50	50	-	-	-
Debt (principal)	549	549	-	-	-
Debt (interest)	49	49	-	-	-
Data provider commitment	254	254	-	-	-
Total contractual cash obligations	$2,535	$1,292	$803	$440	$-

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

     The Company leases its facilities under operating leases that expire at various times to March 2014. In June 2008, on the expiry of an existing lease, the Company secured new premises in Toronto with a lease term to October 2013. The Company leases certain computer equipment, mainly servers, under capital leases.

Contingencies

     The Company was the plaintiff in a lawsuit filed in Ontario Superior Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co in which the Company sought to recover approximately $457,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consisted of unused advertising credits which were prepaid by the Company in 1999. The case was resolved by a negotiated settlement during the first quarter of 2008 and the defendant paid $340,000 to the Company in full settlement, which is included in other income in that period.

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

     During 2008, an employee of the Company made an application to the District Court of Amsterdam, the Netherlands requesting the Court to order the Company to restore his access to Company systems and continue paying his salary. He further requested that the Court order the temporary restriction of funds then held in the Company’s Dutch subsidiary’s bank accounts until the terms of his employment could be determined. The Court granted this application and ordered the transfer of €89,110 ($131,000) from the operating bank accounts to a restricted account. This amount was classified as restricted cash on the consolidated balance sheet at December 31, 2008. During January 2009 the matter was resolved by negotiation and the restriction on the Company’s funds was lifted by the Court.

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

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has various financial instruments that must be measured under the fair value accounting standards including: cash and cash equivalents and debentures. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis, with the exception of intangible assets. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following table provides a summary of the fair values of assets and liabilities:

STOCKHOUSE INC.
(formerly Stockgroup Information Systems Inc.)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

	Carrying Value	Fair Value Measurements at March 31, 2009
	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$518	$518	$-	$-

Liabilities:
Debentures	$549	$-	$-	$549

     As the debentures were issued late in 2008, the Company believes that the market rate of interest as at March 31, 2009, was not materially different to the rate of interest at which the debentures were issued. Accordingly, the Company believes that the fair value of the debentures approximated their carrying value at March 31, 2009.

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

     The Company regularly enters into service level agreements with clients, under which the Company guarantees consistent streaming of data within certain pre-defined tolerances. The terms of these obligations vary and generally are not limited in amount, so it is not possible to express the amount at risk in dollars. Historically, the Company has not been obligated to make significant payments on account of these obligations, and accordingly, no liabilities were recorded for these obligations of this nature on its balance sheets as of March 31, 2009 and December 31, 2008. The Company carries coverage under certain insurance policies to protect itself in the case of an unexpected liability; however, this coverage may not be sufficient.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read together with our unaudited interim consolidated financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q and the consolidated financial statements and the notes to those statements included in our Form 10-K/A for the year ended December 31, 2008. Certain statements contained herein constitute “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In some cases forward-looking statements can be identified by terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “intends,” or similar terms. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and (iv) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Foreign Currency and Exchange Rates

     All amounts in this quarterly report are stated in United States (“U.S.”) Dollars unless otherwise indicated. The operations of our Canadian subsidiary have been converted to U.S. dollars for financial statement reporting purposes at an average rate of C$1.24 per U.S. $1.00 for the three months ended March 31, 2009. The month-end rate at March 31, 2009 was C$1.26 per U.S. $1.00. The average rate was C$1.00 per U.S. $1.00 for the three months ended March 31, 2008 and the month-end rate at March 31, 2008 was C$1.03 per U.S. $1.00.

     The current economic environment has resulted in large fluctuations in the currency markets. As a significant portion of our revenues is earned in Canadian dollars, a strengthening of the U.S. dollar will result in lower reported revenues. We also operate in the United Kingdom, Spain and the Benelux countries and are subject to exchange rate fluctuations in those jurisdictions.

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

Results of Operations

     The following table shows each line item on our unaudited consolidated statements of operations as a percentage of total revenues (rounded to the nearest percentage):

	Three Months Ended
	March 31,
	2009		2008
Licensing and subscriptions	78%		75%
Advertising services	22%		25%
Total Revenues	100%		100%

OPERATING COSTS AND EXPENSES
Cost of revenues
(exclusive of amortization)	46%		42%
Sales and marketing	26%		39%
Research and development	6%		11%
General and administrative	51%		55%
Amortization of intangible assets	2%		4%
Total operating expenses	131%		151%

Loss from operations	(31%	)	(51%	)

Interest and other expense (income), net	1%		10%

Loss before income taxes	(32%	)	(41%	)

Provision for income taxes	(0%	)	0%
Net loss and comprehensive loss	(32%	)	(41%	)

     The results of operations for the three ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for other future operating periods especially considering the current volatile economic and financial market conditions.

Revenues

	Three months ending March 31,
	2009	2008	Change
REVENUES
Licensing and subscriptions	$1,672	$2,624	$(952)	(36%	)
Advertising services	478	875	(397)	(45%	)
Total revenues	$2,150	$3,499	$(1,349)	(39%	)

     The majority of our revenues are derived from customers located in North America. There were no revenues from individual customers greater than 10% of total revenues during the three months ended March 31, 2009 and 2008, respectively. No customer accounted for more than 10% of outstanding trade receivables at March 31, 2009. As at December 31, 2008, one customer accounted for 10% of outstanding trade receivables.

   Licensing and Subscriptions

     Licensing and subscriptions revenues decreased by 36% to $1,672,000 for the three months ended March 31, 2009 from $2,624,000 for the three months ended March 31, 2008.

     The decrease in the three months ended March 31, 2009, was attributable to a 14% decline in licensing sales to institutional customers, reflecting reduced interest in the stock markets by their customers. Subscription revenues from our Stockhouse website also declined by 40% during the three months ended March 31, 2009.

     Revenues from mobile customers declined by 55% as the pager subscriber base continued to reduce as expected however our revenue from the Marketstream wireless product sold to professional investors was impacted by the banking crises which significantly reduced the number of employees employed at our institutional clients and impacted the number of subscriptions. In addition, during the three months ended March 31, 2009 we closed our offices in Spain and Holland and consolidated the customers and support to our UK office as part of the cost cutting initiatives commenced in the third and fourth quarters of 2008. These closures caused some disruption in the processing of invoices to customers in these markets for the first quarter of 2009. The associated revenues are expected to be recognized in future periods as the cash is collected.

   Advertising Services

     Advertising services revenues include advertising on our Stockhouse websites and related properties. The Stockhouse brand name and the functionality of the Stockhouse website; including our Stockhouse Blogs, provide us with access to the investment community. The Stockhouse website allows us to provide a range of advertising services for our clients where they gain exposure to an affluent group of consumers. While we believe that the market for online advertising in general will continue to grow and that there will be greater demand among companies for advertising targeted to the investment community, the current economic conditions and decline in the stock market have caused some customers to delay or cancel purchases of advertising services. Our advertising to small publicly traded companies has become significantly negatively impacted. Although the Company is actively replacing this advertising with advertising from national agencies, the increase in national accounts has not made up the decreases in small public company issuer sales. The Company expects public company advertising to continue to be negatively impacted with the current stock market environment.

     Advertising services revenues decreased by 45% to $478,000 for the three months ended March 31, 2009 from $875,000 for the three months ended March 31, 2008. The decline in the stock market and the uncertain state of the economy since September 2008 resulted in lower revenue levels compared to the prior year period.

Operating Costs and Expenses

	Three Months Ending March 31,
(In thousands of Dollars)	2009	2008	Change

Cost of revenues (exclusive of amortization)	$987	$1,469	$(482)	(33%	)
Sales and marketing	549	1,382	(833)	(60%	)
Research and development	136	382	(246)	(64%	)
General and administrative	1,107	1,915	(808)	(42%	)
Amortization of intangible assets	33	144	(111)	(77%	)
Total operating expenses	$2,812	$5,292	$(2,480)	(47%	)

     Total operating costs and expenses decreased by 47% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, and are attributable to the conclusion of the integration process for the operations acquired in the first quarter of 2007 and the full effect of operational cost reductions undertaken in the third and fourth quarters of 2008.

   Cost of revenues

     Our cost of revenues includes costs associated with bandwidth, data feeds and exchange fees, and other direct product costs. Total cost of revenues decreased by 33% to $987,000 for the three months ended March 31, 2009 from $1,469,000 for the three months ended March 31, 2008. These expenses as a percentage of total revenues increased for the three months ended March 31, 2009 compared to three months ended March 31, 2008, reflecting the decline in advertising revenue, which does not incur significant costs of revenue.

     Our bandwidth and data feed costs are generally correlated with our Stockhouse website and the number of customers to which we license our platform. We are subject to exchange fees, including user fees, which are subject to change. Our costs may increase without a proportionate increase in revenues until we can complete new agreements with our customers to recover these costs. During the first quarter of 2008 we changed our major advertising server which resulted in certain duplicate costs during that period that were not repeated in the first quarter of 2009. We also continued to manage our relationships with our providers, and view our providers as partners with whom we can negotiate as our business needs change.

During the third and fourth quarters of 2008 we reduced data feed costs significantly by eliminating unprofitable feeds, reducing excess bandwidth and re-examining the integrity of our data feed reporting process, and we saw the full benefit of these reductions in the three months ending March 31, 2009.

However, while data feed and bandwidth costs decreased by 33%, revenues decreased by 39%, resulting in a 4% decrease in gross profit for the three months ended March 31, 2009 as compared with the prior year period. We are currently working on renegotiating various vendor agreements with the intent of reducing our overall cost of revenues.

   Sales and Marketing

     Sales and marketing expenses decreased by 60% to $549,000 for the three months ended March 31, 2009 from $1,382,000 for the three months ended March 31, 2008. These expenses as a percentage of total revenues reduced for the three months ended March 31, 2009 compared to three months ended March 31, 2008, reflecting the impact of the cost reductions undertaken in the third and fourth quarters of 2008.

     In addition, reduced revenues in the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 resulted in lower commissions during the period. Stock based compensation expense for sales and marketing employees amounted to $13,000 for the three months ended March 31, 2009 as compared with $(7,000) for the three months ended March 31, 2008.

   Research and development

     Research and development expenses decreased by 64% to $136,000 for the three months ended March 31, 2009 from $382,000 for the three months ended March 31, 2008. These expenses reduced as a percentage of total revenues for the three months ended March 31, 2009 compared to three months ended March 31, 2008.

     The April, 2008 release of the Stockhouse website necessitated the addition of 12 employees in February 2007, for which the associated salary costs continued to the end of March 2008. With the project being completed, these costs were eliminated in three months ended March 31, 2009. Our core research and development team continues to work on the development of our existing products and internal use software solutions to support our business. The agile development methodology adopted during 2008 has enabled us to produce a better solution in less time, thus reducing costs. In addition, the cost reduction measures adopted in the third and four quarters of 2008 contributed to the reduction in research and development costs for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

     Stock based compensation expense for research and development employees amounted to a gain of $6,000 for the three months ended March 31, 2009 as compared with a gain $3,000 for the three months ended March 31, 2008. These gains arose on the reversal of stock based compensation expenses incurred in preceding periods resulting from the resignation or termination of employees.

   General and Administrative

     General and administrative expenses decreased by 42% to $1,107,000 for the three months ended March 31, 2009 from $1,915,000 for the three months ended March 31, 2008. These expenses as a percentage of total revenues reduced for the three months ended March 31, 2009 compared to three months ended March 31, 2008. During the three months ended March 31, 2009 general and administrative expenses decreased as the full effect of cost reduction measures undertaken in the fourth quarter of 2008 were felt. In addition, the unusually large professional fees related to additional work required in the completion of our year-end audit for the consolidated entity incurred in the three months ended March 31, 2008 did not reoccur to the same extent. Stock based compensation expense for general and administrative employees amounted to $26,000 for the three months ended March 31, 2009 as compared with $70,000 for the three months ended March 31, 2008. Foreign exchange loss for the quarter ended March 31, 2009 was $10,000 as compared with $4,000 during the three months ended March 31, 2008.

   Amortization of intangible assets

     Amortization of intangible assets was $33,000 for the three months ended March 31, 2009 and $144,000 for the three months ended September 30, 2007. Amortization is charged on definite-lived intangible assets, including intellectual property and customer relationships related to our MFD purchase and Semotus asset acquisition. Amortization expense decreased in the current period as the result of impairment charges recorded at June 30, 2008 and December 31, 2008, which reduced the carrying value of these assets.

Interest and other income (expense)

	Three Months Ending
	March 31,
(In thousands of Dollars)	2009	2008	Change
Interest income	$-	$12	$(12)	(100%	)
Interest expense	25	(2)	27	(1350%	)
Other income (net)	(2)	337	(339)	100%
Interest and other income (expense)	$23	$347	$(324)	(93%	)

     The interest expense in the three months ended March 31, 2009 represents interest incurred on our debentures. Other income in the three months ended March 31, 2008 included $12,000 in interest earned on cash and cash equivalents and $340,000 resulting from the favorable settlement of the Hollinger litigation.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $518,000 at March 31, 2009; a decrease of $210,000 from cash and cash equivalents held at December 31, 2008, and a decrease of $1,172,000 from cash and cash equivalents held at March 31, 2008.

	Three Months Ending
(In thousands of Dollars)	March 31,
	2009	2008
Cash used in operating activities	$(279)	$(1,146)
Cash provided by (used in) investing activities	$101	$(31)
Cash (used in) provided by financing activities	$(32)	$46
Net decrease in cash and cash equivalents	$(210)	$(1,131)

Operating Activities. During the three months ended March 31, 2009 we used more cash than we generated from operations. This was primarily due to the use of cash to fund continuing operations and the infrastructure base required to manage our operations. Our total revenues have decreased compared to prior year periods however, the collection of receivables have been better than expected due to dedicated staffing and focus. During the three months ended March 31, 2009, net accounts receivable balances decreased by $250,000. Deferred revenues decreased by $63,000 as customer contracts expired and were not renewed. These uses of cash were offset by an increase of $104,000 in accounts payable and accrued liabilities, and a decrease of $42,000 in prepaid and other current assets.

Investing Activities. Cash used in the three months ended March 31, 2009, represents cash used for additions to property and equipment of $30,000, offset by the release of $131,000 in restricted funds. For the three months ended March 31, 2008, we used $13,000 for capital assets purchases, and $18,000 for acquisition costs related to our acquisition of the Semotus assets.

Financing Activities. Net cash used in financing activities was $32,000 for the three months ended March 31, 2009, utilized to repay capital lease obligations. Net cash provided by financing activities in the three months ended March 31, 2008, included stock option exercise proceeds of $116,000, which were offset by repayments capital lease obligations of amounting to $70,000.

Future Liquidity Requirements

     Changes in the demand for our products and services are expected to continue to impact our operating cash flow. For the three months ended March 31, 2009 we had net losses of $685,000. At March 31, 2009, the Company had cash and cash equivalents of $518,000 and had a net working capital deficit of $2,459,000, which represented current assets minus current liabilities excluding current deferred revenues. These conditions raise doubt about the Company’s ability to continue as a going concern.

     General economic conditions deteriorated during 2008 and the Company’s revenue, operating results and cash flows were significantly impacted by the economic slowdown. The duration and depth of this economic slowdown in markets in which the Company operates will continue to impact the Company’s future advertising and subscription revenue. Management acted to reduce the Company’s operating costs in the second, third, and fourth quarters of 2008, as well as in the first quarter of 2009. These reductions included downsizing the number of staff and executives, renegotiating contracts with significant vendors to reduce costs, and closing unprofitable locations in Europe. Management plans to renegotiate with the holders of the Company’s $549,000 debentures to extend the October 31, 2009 due date. Management believes that if it is successful in renegotiating a one year extension to the debentures due date, that the Company will have sufficient resources for the next twelve months to meet its obligations as they fall due in the ordinary course of business.

     The Company will also finance any further cash requirements, if necessary, through further debt or equity financings. There is no assurance however, that additional financing can be obtained, or if obtained, on terms that are acceptable to management. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or liabilities should the Company not be able to continue as a going concern.

     We do not expect to declare or pay any cash dividends in the foreseeable future.

     Debenture Financing

     In November 2008, we entered into debenture purchase agreements with six subscribers pursuant to which we issued to the subscribers a total of $549,000 (C$672,000) of secured unregistered 18% debentures which mature on November 14, 2009 (the “debentures”). Of this amount, $163,000 (C$200,000) was subscribed for by our Chief Executive Officer. Interest accrues on the debentures at a rate of 18% per annum, calculated monthly, and is payable at the end of each of the 4th calendar day of January, April, July and October. Subscribers may choose to receive all accrued interest on the maturity date in lieu of the quarterly payments of interest. Our obligations under these debentures are secured by the assets of the Company’s wholly-owned subsidiary Stockgroup Media Inc., pursuant to a general security agreement. We may redeem all or any portion of the debentures and any accrued interest thereon, at any time from April 30, 2009 until maturity. Our future liquidity requirements related to these debentures will include approximately $99,000 in interest payments. We used the proceeds from the sale of debentures for internal working capital purposes.

Contractual Obligations

(In thousands of Dollars)		Payments Due by Period
					More
		Within 1	2 – 3	4 – 5	Than 5
	Total	Year	Years	Years	Years
Operating leases	$1,633	$390	$803	$440	-
Capital leases	50	50	-	-	-
Debt (principal)	549	549	-	-	-
Debt (interest)	49	49	-	-	-
Data provider commitment	254	254	-	-	-
Total contractual cash obligations	$2,535	$1,292	$803	$440	$-

     The Company leases its facilities under operating leases that expire at various times to March 2014. In June 2008, on the expiry of an existing lease the Company secured new premises in Toronto with a lease term to October 2013. The Company leases certain computer equipment, mainly servers, under capital leases. During the year ended December 31, 2008 a contract with a major data vendor expired. There has been no interruption of data supply from this vendor, and as of the date of this report we are in negotiations to conclude a new contract.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of March 31, 2009 or December 31, 2008 as that term is defined in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies

     Our audited consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K and Form 10-K/A and our unaudited interim consolidated financial statements and notes thereto included in this Quarterly Report are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

  Revenue Recognition
  Allowance for Doubtful Accounts
  Contingencies and Litigation
  Cost of Revenue accruals
  Stock-based Compensation
  Business Combinations
  Foreign Currency
  Accounting for Income Taxes
  Goodwill and other intangible assets
  Impairment of goodwill and other intangible assets

     There have been no new policies adopted or changes in the Company’s accounting policies during the three months ended March 31, 2009 from those previously disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2008, except as follows:

     In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after January 1, 2009. The adoption of FAS 141(R) did not impact the Company’s interim consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“FAS 161’) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective January 1, 2009. The adoption of FAS 161 did not impact the Company’s interim consolidated financial statements.

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

Risks Factors Related to Our Business

We have a history of operating losses and we cannot predict if or when we will be profitable

     We have a history of operating losses in the past years; including net losses of $685,000 for the quarter ended March 31, 2009. At March 31, 2009, the Company had cash and cash equivalents of $518,000 and had a net working capital deficit of $2,459,000, which represented current assets minus current liabilities excluding current deferred revenues. These conditions raise doubt about the Company’s ability to continue as a going concern.

     General economic conditions deteriorated during 2008 and the Company’s revenue, operating results and cash flows were significantly impacted by the economic slowdown. The duration and depth of this economic slowdown in markets in which the Company operates will continue to impact the Company’s future advertising and subscription revenue. Management acted to reduce the Company’s operating costs in the second, third, and fourth quarters of 2008, as well as in the first quarter of 2009. These reductions included downsizing the number of staff and executives, renegotiating contracts with significant vendors to reduce costs, and closing unprofitable locations in Europe. Management plans to renegotiate with the holders of the Company’s $549,000 debentures to extend the October 31, 2009 due date. Management believes that if it is successful in renegotiating a one year extension to the debentures due date, that the Company will have sufficient resources for the next twelve months to meet its obligations as they fall due in the ordinary course of business.

     The Company will also finance any further cash requirements, if necessary, through further debt or equity financings. There is no assurance however, that additional financing can be obtained, or if obtained, on terms that are acceptable to management. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or liabilities should the Company not be able to continue as a going concern.

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

The growth and development of the market for Internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, new laws and regulations may be introduced and modifications to existing laws may be enacted that require us to make changes to our business practices. Although we believe that our practices are in compliance with applicable laws, regulations and policies, if we were required to defend our practices against investigations of state or federal agencies or if our practices were deemed to be violating applicable laws, regulations or policies, we could be penalized and our activities enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for our services, and lessen our ability to effectively market our services, or otherwise materially adversely affect our business, financial condition and results of operations.

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

During the three months ended March 31, 2009, our primary customer base was in North America and Europe. In addition, a portion of the revenue historically generated by our company has typically been generated outside the United States. We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

  inability to adapt our products and services to local business practices, language, customs and mobile user preferences;
  costs of adapting our product and service offerings for foreign markets;
  inability to locate qualified local employees, partners and suppliers;
  inability to collect amounts owed by customers;
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

As described in “Part II — Item 9A. Controls and Procedures” of our Form 10-K for the year ended December 31, 2008 our Chief Executive Officer and Chief Financial Officer concluded, as discussed in Item 4 below, that a material weakness existed in our control over financial reporting as of December 31, 2008 and as a result, that our disclosure controls and procedures were not effective.

Management has and continues to evaluate its key financial processes to assess risk of material weaknesses. As a result of finalizing the Company’s annual consolidated financial statements, management identified several significant deficiencies in the effectiveness of internal control over financial reporting in its financial close and reporting processes. Management believes that, when considered in the aggregate, these significant deficiencies constituted a material weakness.

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

As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. At May 11, 2009, there were 41,295,922 issued and outstanding shares of our common stock; however, a portion of these shares are subject to trading restrictions in the United States.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

Item 4. Controls and Procedures

     As disclosed in our Form 10-K filed on April 1, 2009, during our 2008 year end closing process our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were not effective as at December 31, 2008, owing to several significant deficiencies in the effectiveness of internal control over financial reporting in its financial close and reporting processes, including accounting for foreign exchange. Management believes that, when considered in the aggregate, these significant deficiencies constituted a material weakness. A material weakness as defined in Rule 1-02 of Regulation S-X and adopted by PCAOB Auditing Standard 5 is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management attributes this material weakness to legacy systems, and a lack of appropriately skilled personnel resources.

     Although the Company has implemented additional levels of supervisory review in the three months ended March 31, 2009, Management has concluded that significant deficiencies in the effectiveness of internal controls over financial reporting in its financial close and reporting process still exist and that there can be no assurance that these measures can definitively prevent errors from occurring in the future. Management is continuing to take steps to enhance and improve its internal controls by implementing more timely reporting and additional levels of supervisory review.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company was the plaintiff in a lawsuit filed in Ontario Superior Court of Justice against Hollinger Inc. and Hollinger Canadian Publishing Holdings Co in which the Company sought to recover approximately $457,000 from the defendant. The defendant was a vendor to the Company and the amount sought by the Company consisted of unused advertising credits which were prepaid by the Company in 1999. The case was resolved by a negotiated settlement during the first quarter of 2008 and the defendant paid $340,000 to the Company in full settlement, which is included in other income in that period.

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

     During 2008, an employee of the Company made an application to the District Court of Amsterdam, the Netherlands requesting the Court to order the Company to restore his access to Company systems and continue paying his salary. He further requested that the Court order the temporary restriction of funds then held in the Company’s Dutch subsidiary’s bank accounts until the terms of his employment could be determined. The Court granted this application and ordered the transfer of €89,110 ($131,000) from the operating bank accounts to a restricted account. This amount was classified as restricted cash on the consolidated balance sheet at December 31, 2008. During January 2009 the matter was resolved by negotiation, and the restriction on the Company’s funds lifted by the Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     We did not complete any sales of our equity securities that were not registered under the Securities Act of 1933, since the completion of our fiscal quarter ended March 31, 2009.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

     The following exhibits are incorporated by reference:

Exhibit	Description
number
3.1	Articles of Incorporation & Bylaws are incorporated by reference to form 10SB12G filed on 1/29/1998 (File No. 000-23687).

3.2	Articles of Amendment dated July 10, 2008 is incorporated by reference to form 8-K filed on 7/24/2008 (File No. 000-23687).

3.3	Articles of Amendment dated September 30, 2001 is incorporated by reference to form 8-K filed on 9/30/2001 (File No. 000-23687).

4.1	Certificate of Designation for Series A Convertible Preferred Stock is incorporated by reference to form 10-Q filed on 5/14/2008 (File No. 000-23687).

10.1

Private Placement Subscription Agreement dated September 26, 2006 between the Company and various directors and senior management is incorporated by reference to form 8-K filed on 9/28/2006 (File No. 000-23687).

10.2

Purchase Agreement between Stockgroup Information Systems Inc., Stockgroup Systems Ltd., Stockgroup Media, Inc., TeleCommunication Systems, Inc., and TeleCommunication Systems (Holdings) Limited is incorporated by reference to form 8-K filed on 2/16/2007 (File No. 000- 23687).

10.3

Audited Combined Financial Statements of Mobile Finance Division (A division of TeleCommunication Systems, Inc.) (“MFD”) for the years ended December 31, 2005 and 2006 and Unaudited Pro forma Consolidated Financial Statements of Stockgroup Information Systems as of December 31, 2006 is incorporated by reference to form 8-K/A filed on 4/16/2007 (File No. 000-23687).

10.4	Form of Private Placement Subscription Agreement dated May 15, 2007 is incorporated by reference to form 8-K filed on 5/21/2007 (File No. 000-23687).

10.5	Form of Registration Rights Agreement dated May 15, 2007 is incorporated by reference to form 8-K filed on 5/21/2007 (File No. 000-23687).

10.6	Asset Purchase Agreement dated May 8, 2007 between the Company and Semotus Solutions Inc. is incorporated by reference to form 8-K filed on 5/10/2007 (File No. 000-23687).

10.7	Amended Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc. is incorporated by reference to form 8-K filed on 2/20/2007 (File No. 000-23687).

10.8	Purchase Agreement dated January 24, 2007 between the Company and TeleCommunication Systems, Inc. is incorporated by reference to form 8-K filed on 2/20/2007 (File No. 000-23687).

10.9	Series A Convertible Preferred Stock Purchase Agreement dated April 30, 2008 is incorporated by reference to form 8-K filed on 5/7/2008 (File No. 000-23687).

10.10	Form of Secured Debenture Agreement dated November 14, 2008 – Canadian Version is incorporated by reference to form 10-Q filed on 11/17/2008 (File No. 000-23687).

10.11	Form of Secured Debenture Agreement dated November 14, 2008– US Version is incorporated by reference to form 10-Q filed on 11/17/2008 (File No. 000-23687).

10.12	Debenture Purchase Agreement is incorporated by reference to form 10-Q filed on 11/17/2008 (File No. 000-23687).

10.13	General Security Agreement is incorporated by reference to form 10-Q filed on 11/17/2008 (File No. 000-23687).

10.14	Lease agreement dated September 19, 2006 between the Company and Pacific Centre Leaseholds Limited is incorporated by reference to form 10-K filed on 4/1/2009 (File No. 000-23687).

10.15	Lease agreement dated May 8, 2008 between the Company and University Equities Inc is incorporated by reference to form 10-K filed on 4/1/2009 (File No. 000-23687).

10.16	Stockgroup Information Systems Inc. 2003 Stock Option Plan – Amended is incorporated by reference to form S-8 filed on 5/19/2006 (File No. 000-23687).

10.17	Stockgroup Information Systems Inc. Amended and Restated Stock Option Plan – 2007 is incorporated by reference to form 10-Q filed on 8/13/2008 (File No. 000-23687).

10.18	Employment Agreement dated February 9, 2004between the Company and Marcus New is incorporated by reference to form 10-KSBfiled on 03/11/2004 (File No. 000-23687).

10.19	Employment Agreement dated December 28, 2007 between the Company and Karl Buhr is incorporated by reference to form 8-K filed on 2/21/2008 (File No. 000-23687).

10.20	Employment Agreement dated February 20, 2008 between the Company and Audrey Brownmiller is incorporated by reference to form 8-K filed on 2/21/2008 (File No. 000-23687).

10.21	Amended employment agreement dated October 31, 2008 between the Company and Karl Buhr is incorporated by reference to form 10-K filed on 4/1/2009 (File No. 000-23687).

10.22	Employment Agreement dated December 8, 2008 between the Company and Joseph Lee is incorporated by reference to form 8-K filed on 1/8/2009 (File No. 000-23687).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKHOUSE INC.
(Registrant)

Date: May 20, 2009	By: /s/ Marcus New
Marcus New
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Joseph HN Lee
Joseph HN Lee
Chief Financial Officer
(Principal Financial Officer)